Form 10-Q
period 2003-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2003-05-14
CIK 1209709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

Commission File Number 333-102038

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

              New York                                13-4015586
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

                        c/o Citigroup Managed Futures LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X    No_____
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                                  Yes _____ No X

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number

PART I - Financial Information:

     Item 1.       Financial Statements:

                   Statement of Financial Condition
                   at March 31, 2003.                                3

                   Notes to Financial Statements.                  4 - 5

     Item 2.       Management's Discussion and Analysis
                             of Financial Condition.                 6

PART II - Other Information                                          7

                                     PART 1
                          ITEM 1. - FINANCIAL STATEMENT


                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
                        Statement of Financial Condition
                                 March 31, 2003

ASSETS

      Cash                                                            $   2,000
      Deferred offering costs                                           287,908
                                                                      ----------
         Total assets                                                 $ 289,908
                                                                       =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
         Due to CGM for organizational expenses                       $  12,910
         Due to CGM for offering costs                                  287,908
                                                                       ----------
         Total Liabilities                                            $ 300,818
                                                                        ========
Partners' Capital

         Limited Partner                                              $  (5,455)
         General Partner                                                 (5,455)
                                                                      ----------
         Total Partners' Capital                                      $ (10,910)
                                                                        ========
         Total Liabilities and Partners' Capital                      $ 289,908
                                                                        ========

See Accompanying Notes to Statement of Financial Condition

                    NOTES TO STATEMENT OF FINANCIAL CONDITION

General

     Citigroup Diversified Futures Fund L.P. (the "Partnership") was formed under the laws of the State of New York on December 3, 2002 and has not yet commenced operations. Citigroup Managed Futures LLC (the "General Partner") has agreed to make capital contributions so that its General Partnership interest will be the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Limited Partnership Agreement, included in the Partnership's registration statement on Form S-1 (file number 333-102038) (the
"Registration Statement"), provides that 25,000 units of limited partnership interest ("Units") must be sold at $1,000 per Unit prior to commencement of trading activities. Further, 25,000 Units must be subscribed for within 90 days after the date of commencement of the public offering of the Units (March 27, 2003), subject to an extension of up to an additional 60 days by the General Partner. All subscriptions plus interest earned thereon are to be refunded should less than 25,000 Units be sold during the subscription period or extension thereof. The minimum subscription is $5,000 except that subscriptions for employee benefit plans can be made for a minimum of $2,000. The minimum investment for subscribers who are already limited partners will be $1,000 (except in Maine, where the minimum additional subscription will be $5,000).

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions will be made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, ("Graham"), John W. Henry & Company, ("JWH")and Willowbridge Associates, Inc. ("Willowbridge") (the "Advisors") upon commencement of operations. The Advisors are not affiliated with the General Partner or CGM.

     CGM will bear all of the Partnership's organizational and offering expenses incurred in connection with the issuance and distribution during the Initial Offering Period of the securities being registered. Interest payments to the Partnership will be used to reimburse CGM for the offering and organizational expenses of the initial offering period (estimated at $650,000), plus interest quoted by JP Morgan Chase & Co. As of March 31, 2003 the Partnership incurred $12,910 of organizational costs and $287,908 of offering costs. A statement of operations has not been included as the only operational activity pertains to incurring the aforementioned organizational costs.

     The accompanying statement of financial condition is unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2003. These financial statements presents the results of an interim period and does not include all disclosures normally provided in annual financial statements. You should read this financial statement included in the Registration Statement.

Subsequent Event

     The Partnership commenced trading operations on May 1, 2003 with total capital of $36,942,000 which includes the General Partner contribution of $364,000.

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial Condition.

     The Registration Statement covering 300,000 Units of Limited Partnership Interest became effective on March 27, 2003, thus necessitating this filing under Section 15(d) of the Securities Exchange Act of 1934, as amended.

     As of March 31, 2003, the Partnership has accepted $1,000 of Limited Partner subscription and $1,000 of General Partner contribution. Subscription amounts are held in escrow until the termination of the Initial Offering Period.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

          The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Settlement Of Certain Regulatory Matters:

          On April 28, 2003, Salomon Smith Barney Inc. (SSB), now named Citigroup Global Markets Inc., announced final agreements with the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, SSB has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring SSB from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring SSB to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring SSB to cease and desist from violations of corresponding NASD rules and requiring SSB to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring SSB to cease and desist from violations of corresponding NYSE rules and requiring SSB to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, SSB expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require SSB to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. SSB reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

Enron:

New Power Holdings Actions

          On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additional Actions

               On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violations of federal securities laws.

               On April 9,  2003,  an action  was  brought by a group of related
          mutual  funds  that  purchased   certain   Yosemite  Notes,   alleging
          violations of state securities law and common law claims.

Research:

In Re At&T Corporation Securities Litigation

               By order dated March 27, 2003, the court denied plaintiffs' leave to amend their complaint to add as defendants Citigroup, SSB, and certain of their executive officers and current and former employees.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Pre-effective Amended No.2 to Registration Statement on Form S-1 (File No.333-102038).

             a)      Exhibits - 99.1 Certificate of Chief Executive Officer.
                                99.2 Certificate of Chief Financial Officer.

             (b) Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.


By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
          David J. Vogel
          President and Director

Date:  5/14/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
          David J. Vogel
          President and Director


Date:  5/14/03


By     /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  5/14/03

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citigroup Diversified Futures Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                 /s/David J. Vogel
                    David J. Vogel
                    Citigroup Managed Futures
                    President and Director

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Citigroup Diversified Futures Fund, L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J.Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director
    May 14, 2003

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citigroup Diversified Futures Fund L.P. ;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003



                                /s/   Daniel R. McAuliffe, Jr.
                                      Daniel R. McAuliffe, Jr.
                                      Citigroup Managed Futures
                                      Chief Financial Officer and Director

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Citigroup Diversified Futures Fund, L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe , Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director
May  14, 2003