Form 10-Q
period 2003-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2003-08-14
CIK 1209709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number 333-10238

              CITIGROUP DIVERSIFIED FUTURES FUND L.P.
         (Exact name of registrant as specified in its charter)

      New York                                13-4224248
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)           Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X    No  _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                             Yes   X      No _____

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX


                                                              Page
                                                             Number
PART I - Financial Information:

    Item 1.  Financial Statements:

             Statement of Financial Condition
             at June 30, 2003 (unaudited).                    3

             Condensed Schedule of Investments
             at June 30, 2003 (unaudited).                    4

             Statement of Income and Expenses
             and Partners' Capital for the period
             from May 1, 2003 (commencement of
             trading operations) to June 30, 2003
             (unaudited).                                     5

             Notes to Financial Statements
             (unaudited).                                   6 - 12

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations.                    13 - 15

    Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk.                16 - 17

    Item 4.  Controls and Procedures.                        18

PART II - Other Information                                  19

                                     PART I
                          Item 1. Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)

                                                          June 30,
                                                             2003
                                                       ---------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $17,728,895 in 2003)                  $ 81,541,061
  Net unrealized depreciation on open positions *          (3,107,544)
                                                       ---------------
                                                           78,433,517
Interest receivable                                            56,164
                                                       ---------------
                                                         $ 78,489,681
                                                       ===============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                               $ 354,734
  Management fees                                             128,332
  Other                                                        52,976
  Due to CGM                                                  631,956
                                                       ---------------
                                                            1,167,998
                                                       ---------------

Partners' Capital:
General Partner, 802.0397 Unit equivalents
  outstanding in 2003                                         768,001
Limited Partners, 79,946.7446 Units of
  Limited Partnership Interest outstanding in 2003         76,553,682
                                                       ---------------
                                                           77,321,683
                                                       ---------------
                                                         $ 78,489,681
                                                       ===============

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments

See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

Sector                                         Contract                                                Fair Value
------------------                            ---------------------------------------                   --------
Currencies
                                              Futures contracts purchased  (1.15)%                     $ (891,140)
                                              Futures contracts sold  0.29%                               224,775
                                                                                                    --------------
                                                Total futures contracts  (0.86)%                         (666,365)

                                              Unrealized appreciation on forward contracts 0.30%          231,008
                                              Unrealized depreciation on forward contracts (0.73)%       (567,431)
                                                                                                    --------------
                                                Total forward contracts  (0.43)%                         (336,423)
                                                                                                    --------------
   Total Currencies  (1.29)%                                                                           (1,002,788)
                                                                                                    --------------

Total Energy  0.64%                           Futures contracts purchased  0.64%                          495,061
                                                                                                    --------------


Grains
                                              Futures contracts purchased  (0.53)%                       (408,200)
                                              Futures contracts sold  0.35%                               273,290
                                                                                                    --------------
  Total Grains  (0.18)%                                                                                  (134,910)
                                                                                                    --------------

Total Interest Rates U.S.  (0.89)%            Futures contracts purchased  (0.89)%                       (686,845)
                                                                                                    --------------

Interest Rates Non-U.S.
                                              Futures contracts purchased (0.58)%                        (446,921)
                                              Futures contracts sold  0.01%                                12,991
                                                                                                    --------------
  Total Interest Rates Non-U.S.  (0.57)%                                                                 (433,930)
                                                                                                    --------------

Total Livestock  (0.23)%                      Futures contracts purchased  (0.23)%                       (181,320)
                                                                                                    --------------

Metals                                        Futures contracts sold  (0.04)%                             (30,985)
                                                                                                    --------------

                                              Unrealized appreciation on forward contracts 0.32%          246,288
                                              Unrealized depreciation on forward contracts (1.11)%       (861,741)
                                                                                                    --------------
                                                Total forward contracts  (0.79)%                         (615,453)
                                                                                                    --------------
  Total Metals  (0.83)%                                                                                  (646,438)
                                                                                                    --------------

Total Softs  (0.41)%                          Futures contracts sold  (0.41)%                            (317,910)
                                                                                                    --------------

Indices
                                              Futures contracts purchased  (0.30)%                       (231,791)
                                              Futures contracts sold  0.04%                                33,327
                                                                                                    --------------
  Total Indices   (0.26)%                                                                                (198,464)
                                                                                                    --------------

Total Fair Value  (4.02)%                                                                            $ (3,107,544)
                                                                                                    ==============
                                                Investments %         of Investments
Country Composition                             at Fair Value         at Fair Value
---------------------                         ----------------         ------------
Australia                                          $ (214,224)           (6.89)%
Germany                                              (532,650)          (17.14)
France                                                 (4,960)           (0.16)
Japan                                                 220,749             7.10
Spain                                                 (33,272)           (1.07)
United Kingdom                                       (453,348)          (14.59)
United States                                      (2,089,839)          (67.25)
                                              ----------------         --------
                                                 $ (3,107,544)         (100.00)%
                                              ================         ========


Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.
                                        4

                    CITIGROUP DIVERSIFIED FUTURES FUND, L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           PERIOD FROM
                                                           MAY 1, 2003
                                                         (COMMENCEMENT OF
                                                        TRADING OPERATIONS)
                                                             TO JUNE 30,
                                                        ---------------------
                                                               2003
                                                        ---------------------

Income:
  Net losses on trading of commodity
   futures:
  Realized losses on closed positions                      $ (1,905,306)
  Change in unrealized losses on open
   positions                                                 (3,107,544)
                                                           -------------
                                                             (5,012,850)
  Interest income                                                84,276
                                                           -------------
                                                             (4,928,574)
                                                           -------------

Expenses:
  Brokerage commissions and clearing fees
   of $20,316                                                   606,034
  Management fees                                               196,657
  Organizational Costs                                           35,000
  Other expenses                                                 53,052
                                                           -------------
                                                                890,743
                                                           -------------
  Net loss                                                   (5,819,317)
Additions  - Limited Partners                                46,308,000
           - General Partner                                    466,000
                                                           -------------
  Net increase in Partners' capital                          40,954,683
Proceeds from offering - Limited Partners                    36,616,000
                       - General Partner                        366,000
Offering costs                                                 (615,000)
                                                           -------------
Partners' capital, end of period                           $ 77,321,683
                                                           =============
Net asset value per Unit
  (80,748.7843 Units outstanding
  at June 30, 2003)                                            $ 957.56
                                                           =============
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $ (34.56)
                                                           =============
Redemption Net asset value per Unit                            $ 965.22
                                                           =============


See Accompanying Notes to Unaudited Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

1. General:

     Citigroup Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on May 1, 2003.

     Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Units of limited partnership interest and 366 Unit equivalents representing the general partner's contribution were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until May 1, 2003, at which time they were turned over to the Partnership for trading.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2003 , all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH") and Willowbridge Associates Inc. ("Willowbridge"), collectively, the ("Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and the results of its operations for the period from May 1, 2003 (commencement of trading operations) to June 30, 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.




                                                                    (Continued)

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

2. Financial Highlights:

     Changes in net asset value per Unit for the period from May 1, 2003, (commencement of operations) to June 30, 2003 were as follows:

                                                         May 1, 2003
                                                      (commencement of
                                                      trading operations)
                                                              to
                                                        June 30, 2003

Net realized and unrealized losses *                        $  (21.67)
Interest income                                                  1.46
Expenses **                                                    (14.35)
                                                              --------
Decrease for period                                            (34.56)
Net Asset Value per Unit,
 beginning of period                                          1,000.00
Offering cost adjustment                                       (16.63)
Subscription value per Unit
versus Net Asset Value per Unit                                  8.75
                                                            ---------
Net Asset Value per Unit, end of period                     $  957.56
                                                            ---------
Redemption/subscription value per unit
 end of period   ***                                       $   965.22
                                                            ---------

*     Includes brokerage commissions.
**    Exclude brokerage commissions.
*** For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/ subscription net asset value.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

                                                         May 1, 2003
                                                       (commencement of
                                                       trading operations)
                                                              to
                                                          June 30, 2003

Ratios to average net assets: ****

     Net investment loss before incentive fees *****        (9.4)%
                                                            ======

   Operating expenses                                       10.4%
     Incentive fees                                          0.0%
                                                             -----
     Total expenses                                         10.4%
                                                            ======
Total return:

     Total return before incentive fees                     (3.5)%
     Incentive fees                                         (0.0)%

Total return after incentive fees                           (3.5)%
                                                            ======


****     Annualized
*****    Interest income less total expenses (exclusive of incentive   fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3. Offering Costs:

     Offering and organization costs of $650,000 relating to the issuance and marketing of the partnership's Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the JP Morgan Chase & Co.).

     As of June 30, 2003, $18,044 of these costs have been reimbursed to CGM, by the Partnership.

     In addition, the Partnership has recorded interest expense of $4,562, through June 30, 2003 which is included in other expenses.

     The remaining deferred liability for these costs due to CGM of $618,256 (exclusive of interest charges) will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period from May 1, 2003 (commencement of trading operations) through June 30, 2003 based on a monthly calculation, was $62,582. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2003 was $(3,107,544). Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

5. Financial Instrument Risk:

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

     Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of June 30, 2003 . However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the period ended June 30, 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Units and distributions of profits, if any.

     For the period ended June 30, 2003, Partnership capital increased 109.1% from $36,982,000 (proceeds from offering) to $77,321,683. This increase was attributable to additional sales of 43,766.7843 Units of limited partnership totaling $46,308,000 and 436.0397 General Partner Unit equivalents totaling $466,000, which was partially offset by a net loss of operations of $5,784,317 coupled with the initial expense of offering costs of $650,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the period from May 1, 2003 (commencement of trading operations) through June 30, 2003 the net asset value per unit decreased 4.2% from $1,000.00 to $957.56. The Partnership experienced a net trading loss before brokerage commissions and related fees in the period ended June 30, 2003 of $5,012,850. Losses were primarily attributable to the trading of commodity futures in energy, grains softs, livestock, non U.S. interest rates, metals and indices and were partially offset by gains in currencies and U.S. interest rates. The Partnership commenced trading operations on May 1, 2003, and as a result, comparative information is not available.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions.

     Incentive fees paid quarterly by the Partnership are based on the new trading profits of the Partnership as defined in the Limited Partnership Agreement.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
         Introduction

     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Partnership's open positions and the liquidity of the markets in which it trades.

     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the period from May 20, 2003 (commencement of operations) through June 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2003 , the Partnership's total capitalization was $77,321,683.

                                    June 30, 2003
                                      (Unaudited)

                                                                                Year to Date
                                              % of Total           High              Low
Market Sector                Value at Risk   Capitalization     Value at Risk    Value at Risk
-------------                 ------------    ------------      -------------    -----------
Currencies:
 - Exchange Traded Contracts   $ 1,881,232        2.43%          $1,998,550      $1,665,667
 - OTC Contracts                   377,238        0.49%             503,106         270,818
Energy                           1,695,000        2.19%           1,695,000       1,261,300
Grains                             813,950        1.05%             931,050         750,500
Interest Rates U.S.              1,732,150        2.24%           1,732,150       1,426,850
Interest Rates Non-U.S.          2,447,379        3.17%           2,768,774       2,447,379
Metals:
-  Exchange Traded Contracts       359,500        0.46%             545,900         304,000
-  OTC Contracts                   653,625        0.85%             670,125         653,625
Softs                              593,880        0.77%             593,880         522,728
Indices                          5,231,641        6.77%           5,231,641       3,045,919
Livestock                           85,600        0.11%              85,600          85,600
                                ----------       ------
Total                          $15,871,195       20.53%
                                ==========       ======

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -


The following information  supplements and amends our discussion set forth under
Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The following information supplements and amends our discussion set forth under "litigation" beginning on page 80 of the Partnership's final prospectus dated March 27, 2003, and the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003. Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

Item 2. Changes in Securities and Use of Proceeds - For the period ended June 30, 2003, there were additional sales of $43,766.7843 Units of Limited Partnership totaling $46,308,000 and contributions by the General Partner representing 436.0397 Units equivalents totaling $466,000.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Report on Form 10-K for the period ended December 31, 2002.

          (a)  Exhibit   -  31.1  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of President and Director)

               Exhibit   -  31.2  -  Rule   13a-14(a)/15d-14(a)   Certifications
               (Certifications of Chief financial Officer and Director)

               Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

               Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

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


By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Date:      8/14/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           David J. Vogel, President and Director


Date:      8/14/03


By:   /s/ Daniel R. McAuliffe, Jr.
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     8/14/03

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citigroup Diversified Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                           /s/    David J. Vogel
                                                  David J. Vogel
                                                  Citigroup Managed Futures LLC
                                                  President and Director

                                                                    Exhibit 31.2

                                 CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Citigroup Diversified Futures Fund L.P. (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003


                                        /s/Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 14, 2003

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 14, 2003