Form 10-Q
period 2003-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2003-11-13
CIK 1209709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 333-10238

              CITIGROUP DIVERSIFIED FUTURES FUND L.P.
------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      New York                                       13-4224248
------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
------------------------------------------------------------------
         (Address and Zip Code of principal executive offices)

                          (212) 559-2011
----------------------------------------------------------------
      (Registrant's telephone number, including area code)




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

                              Yes __X___ No _____

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX
                                                                Page
                                                               Number
PART I - Financial Information:

     Item 1. Financial Statements:

             Statement of Financial Condition
             at September 30, 2003 (unaudited).                   3

             Condensed Schedule of Investments
             at September 30, 2003 (unaudited).                   4

             Statement of Income and Expenses and Partners'
             Capital for the period from May 1, 2003
             (commencement of trading operations) to
              September 30, 2003 (unaudited).                     5

             Statement of Cash Flows for the Period from May
             1, 2003 (commencement of trading operations) to
             September 30, 2003.                                  6

             Notes to Financial Statements
             (unaudited).                                       7 - 13

     Item 2. Management's  Discussion  and Analysis
             of Financial  Condition and Results of
             Operations.                                       14 - 16

     Item 3. Quantitative and Qualitative
             Disclosures about Market Risk.                    17 - 18

     Item 4. Controls and Procedures.                             19

PART II - Other Information                                       20

                                     PART I
                          Item 1. Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                        Statement of Financial Condition
                                   (Unaudited)


                                                          September 30,
                                                             2003
                                                        --------------

Assets:

Equity in commodity futures trading account:
  Cash (restricted $41,559,144)                          $168,539,419
  Net unrealized appreciation on open future positions     13,887,142
  Unrealized appreciation on open forward positions         6,005,465
                                                         ------------
                                                          188,432,026
Interest receivable                                           105,934
                                                         ------------
                                                         $188,537,960
                                                         ============


Liabilities and Partners' Capital:

Liabilities:
 Unrealized depreciation on open forward positions       $  2,782,221
 Accrued expenses:
  Commissions                                                 839,476
  Management fees                                             303,586
  Other                                                       183,019
  Due to CGM                                                  587,036
 Redemptions payable                                          255,029
                                                         ------------
                                                            4,950,367
                                                         ------------

Partners' Capital:
General Partner, 2,092.6594 Unit equivalents
  outstanding in 2003                                       1,874,144
Limited Partners, 202,901.2041 Redeemable Units of
  Limited Partnership Interest outstanding in 2003        181,713,449
                                                         ------------
                                                          183,587,593
                                                         ------------
                                                         $188,537,960
                                                         ============




See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)

Sector                                 Contract                                                Fair Value
------------------------------------  ---------------------------------------------------------------------
Currencies
                                      Futures contracts purchased  3.43%                       $ 6,305,039
                                      Futures contracts sold  (0.39)%                             (728,013)
                                                                                              -------------
                                      Total futures contracts  3.04%                             5,577,026
                                      Unrealized appreciation on forward contracts 2.11%         3,873,927
                                      Unrealized depreciation on forward contracts (1.12)%      (2,057,988)
                                                                                              -------------
                                      Total forward contracts  0.99%                             1,815,939
                                                                                              -------------
   Total Currencies  4.03%                                                                       7,392,965
                                                                                              -------------
Energy
                                      Futures contracts purchased  0.18%                           337,680
                                      Futures contracts sold  (0.15)%                             (287,944)
                                                                                              -------------
  Total Energy  0.03%                                                                               49,736
                                                                                              -------------
Grains
                                       Futures contracts purchased  3.44%                        6,324,102
                                       Futures contracts sold  (0.02)%                             (37,489)
                                                                                              -------------
  Total Grains  3.42%                                                                            6,286,613
                                                                                              -------------
Interest Rates U.S.
                                       Futures contracts purchased  2.00%                        3,670,853
                                       Futures contracts sold  (0.20)%                            (366,306)
                                                                                              -------------
  Total Interest Rates U.S.  1.80%                                                               3,304,547
                                                                                              -------------

Interest Rates Non-U.S.
                                        Futures contracts purchased 0.64%                        1,183,168
                                        Futures contracts sold  (1.39)%                         (2,567,130)
                                                                                               ------------
  Total Interest Rates Non-U.S.  (0.75)%                                                        (1,383,962)
                                                                                               ------------

Total Livestock  0.14%                  Futures contracts purchased  0.14%                         254,300
                                                                                               ------------

Metals                                  Futures contracts purchased  0.74%                       1,376,800
                                                                                               -----------

                                        Unrealized appreciation on forward contracts 1.16%       2,131,538
                                        Unrealized depreciation on forward contracts (0.39)%      (724,233)
                                                                                               ------------
                                        Total forward contracts  0.77%                           1,407,305
                                                                                                -----------
  Total Metals  1.51%                                                                            2,784,105
                                                                                                -----------
Softs
                                        Futures contracts purchased  (0.01)%                       (22,940)
                                        Futures contracts sold  (0.02)%                            (36,860)
                                                                                                 ----------
  Total Softs  (0.03)%                                                                             (59,800)
                                                                                                 -----------
Indices
                                         Futures contracts purchased  (1.14)%                   (2,084,529)
                                         Futures contracts sold  0.31%                             566,411
                                                                                                -----------
  Total Indices   (0.83)%                                                                       (1,518,118)
                                                                                               ------------

Total Fair Value  9.32%                                                                       $ 17,110,386
                                                                                            ===============

Country Composition             Investments at Fair Value         % of Investments at Fair Value
--------------------------      --------------------------        -------------------------------
Australia                               $ (78,395)                           (0.46)%
Germany                                   757,325                             4.43
France                                    (23,618)                           (0.14)
Hong Kong                                 (15,139)                           (0.09)
Japan                                  (1,425,534)                           (8.33)
Spain                                     (61,747)                           (0.36)
United Kingdom                           (126,779)                           (0.74)
United States                          18,084,273                           105.69
                                 ---------------------------        ------------------------
                                     $ 17,110,386                           100.00 %
                                ============================        ========================

Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                    Citigroup Diversified Futures Fund, L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                           PERIOD FROM
                                                                            MAY 1, 2003
                                                                        (COMMENCEMENT OF
                                                     THREE MONTHS ENDED TRADING OPERATIONS)
                                                        SEPTEMBER 30,    TO SEPTEMBER 30,
                                                        -----------------------------
                                                           2003               2003
                                                        -----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                 $ (26,538,083)   $ (28,443,389)
  Change in unrealized gains on open
   positions                                             20,217,930       17,110,386
                                                      -------------    -------------
  Net realized and unrealized losses                     (6,320,153)     (11,333,003)
  Interest income                                           273,949          358,225
                                                      -------------    -------------
                                                         (6,046,204)     (10,974,778)
                                                      -------------    -------------

Expenses:
  Brokerage commissions and clearing fees
  ($84,622 and $104,938 respectively)                     2,432,180        3,038,214
  Management fees                                           785,384          982,041
  Organization costs                                              -           22,090
  Other                                                     141,647          194,699
                                                      -------------    -------------
                                                          3,359,211        4,237,044
                                                      -------------    -------------

  Net loss                                               (9,405,415)     (15,211,822)

Additions  - Limited Partners                           115,022,000      161,330,000
                 - General Partner                        1,200,000        1,666,000
Redemptions - Limited Partners                             (550,675)        (550,675)
                                                      -------------    -------------
  Net increase in Partners' capital                     106,265,910      147,233,503

Partners' capital, beginning of period                   77,321,683       36,354,090
                                                      -------------    -------------
Partners' capital, end of period                      $ 183,587,593    $ 183,587,593
                                                      =============    =============

Net asset value per Redeemable Unit
  ( 204,993.8635 Redeemable Units outstanding
  at September 30, 2003)                              $      895.58    $      895.58
                                                      -------------    -------------

Net loss per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      (66.56)   $     (100.96)
                                                      -------------    -------------

Redemption Net asset value per Redeemable Unit        $      898.19    $      898.19
                                                      -------------    -------------


See Accompanying Notes to Unaudited Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                             Statement of Cash Flows
                                   (Unaudited)




                                                                  Period from May 1, 2003
                                                                     (commencement of
                                                                   trading  operations)
                                                                  to Septmeber 30, 2003
                                                                  -------------------
Cash flows from operating activities:
    Net Loss                                                           $ (15,211,822)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Changes in operating assets and liabilities:
               Net unrealized appreciation on open futures positions     (13,887,142)
               Unrealized appreciation on open forward contracts          (6,005,465)
               Interest receivable                                          (105,934)

           Unrealized depreciation on open forward contracts               2,782,221
           Accrued Expenses:
               Commissions                                                   839,476
               Management fees                                               303,586
               Other                                                         183,019
           Due to CGM for offering costs                                      62,964
           Redemptions payable                                               255,029
                                                                       -------------
                   Net cash used in operating activities                 (30,784,068)
                                                                       -------------
Cash flows from financing activities:
    Proceeds from additions                                              162,996,000


    Payments for redemptions                                                (550,675)
                                                                       -------------
                   Net cash provided by financing activities             162,445,325
                                                                       -------------


                   Net change in cash                                    131,661,257

                   Cash, at beginning of period                           36,878,162
                                                                       -------------
                   Cash, at end of period                              $ 168,539,419
                                                                       =============




     See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
1. General:

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

     Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of limited partnership interest and 366 Redeemable Unit equivalents representing the general partner's contribution were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until May 1, 2003, at which time they were turned over to the Partnership for trading.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003 , all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH") and Willowbridge Associates Inc. ("Willowbridge"), collectively, the ("Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and the results of its operations for the period from May 1, 2003 (commencement of trading operations) to September 30, 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.



                                                                     (Continued)

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three months ended September 30, 2003 and for the period from May 1, 2003, (commencement of operations) to September 30, 2003 were as follows:

                                                            May 1, 2003
                                    Three-Months          (commencement of
                                      Ended               trading operations)
                                     September 30,              to
                                        2003              September 30, 2003
Net realized and unrealized
 losses *                           $   (62.86)$              (84.53)
Interest income                           1.60                  3.06
Expenses **                              (5.30)               (19.49)
                                      ---------               -------

Decrease for period                     (66.56)              (100.96)
Net Asset Value per Redeemable
 Unit, beginning of period              957.56              1,000.00
                                                             -------
Offering cost adjustment                (16.63)               (16.63)
Subscription value per Redeemable
 Unit versus Net Asset Value per
 Redeemable Unit                         21.21                 13.17
                                       --------              -------

Net Asset Value per Redeemable
 Unit, end of period                $   895.58          $     895.58
                                     =========               =======

Redemption/subscription value
 per Redeemable Unit end of
 period   ***                       $   898.19          $    898.19
                                     =========              =======


*       Includes brokerage commissions.
**      Exclude brokerage commissions.
*** For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


                                                        May 1, 2003
                                 Three Months         (commencement of
                                    Ended            trading operations)
                                  September 30,             to
                                     2003            September 30, 2003

Ratios to average net
   assets: ****

     Net investment loss before
       incentive fees *****           (9.0)%               (9.0)%
                                       ===                 ====

   Operating expenses                 (9.8)%               (9.8)%
     Incentive fees                    0.0%_                0.0%_
                                       ---                 ----
     Total expenses                   (9.8)%               (9.8)%
                                       ===                 ====
Total return:

     Total return before incentive
      fees                            (6.5)%              (10.4)%
     Incentive fees                   (0.0)%               (0.0)%
                                       ---                 ----
Total return after incentive fees     (6.5)%              (10.4)%
                                       ===                 ====


****     Annualized
*****    Interest income less total expenses (exclusive of incentive   fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

3. Offering Costs:

     Offering and organization costs of $650,000 relating to the issuance and marketing of the partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the JP Morgan Chase & Co.).

     As of September 30, 2003, $62,964 of these costs have been reimbursed to CGM, by the Partnership.

     In addition, the Partnership has recorded interest expense of $10,892, through September 30, 2003 which is included in other expenses.

     The remaining deferred liability for these costs due to CGM of $587,036 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period from May 1, 2003 (commencement of trading operations) through September 30, 2003 based on a monthly calculation, was an asset of $5,590,681. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2003 was an asset of $17,110,386. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the from May 1, 2003 (commencement of trading operations) to September 30, 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the period from May 1, 2003 (commencement of trading operations) to September 30, 2003, Partnership capital increased 405.0% from $36,354,090
(proceeds from offering) to $183,587,593. This increase was attributable to additional sales of 166,891.8457 Redeemable Units of limited partnership totaling $161,330,000 and 1,726.6594 General Partner Unit equivalents totaling $1,666,000, which was partially offset by the redemption of 606.6416 Redeemable Units of Limited Partnership totaling $550,675 and a net loss of operations of $15,211,822 coupled with the initial expense of offering costs of $650,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

     During the three months ended September 30, 2003, the Partnership net asset value per Redeemable Unit decreased 6.5% from $957.56 to $895.58. The
Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended September 30, 2003 of $6,320,153. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, softs, livestock, U.S. and non-U.S. interest rates and were partially offset by gains in grains, metals and indices.

     During the period from May 1, 2003 (commencement of trading operations) through September 30, 2003 the net asset value per Redeemable Unit decreased 10.4% from $1,000.00 to $895.58. The Partnership experienced a net trading loss before brokerage commissions and related fees in the period from May 1, 2003 (commencement of trading operations) to September 30, 2003 of $11,333,003. Losses were primarily attributable to the trading of commodity futures in currencies, energy, softs, U.S. and non U.S. interest rates and were partially offset by gains in grains, livestock, metals, and indices.

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

     Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor.

Item 3. Quantitative and Qualitative Disclosures about Market Risk Introduction

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the period from May 1, 2003 (commencement of trading operations) through September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $183,587,593.


                               September 30, 2003
                                   (Unaudited)



                                                                         May 1, 2003
                                                                      (Commencement of
                                                                     Trading Operations)
                                                                            Through
                                                                      September 30, 2003
                                         % of Total         High           Low           Average
Market Sector          Value at Risk   Capitalization   Value at Risk  Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------------------------
Currencies:
   - Exchange Traded
     Contracts            $ 4,581,737       2.50%         $ 4,581,737    $   445,637   $ 2,010,812
   - OTC Contracts          2,718,154       1.48%           2,718,154        270,818     1,315,143
Energy                      4,312,350       2.35%           5,518,400      1,261,300     3,171,910
Grains                      2,256,800       1.23%           2,256,800        750,500     1,377,670
Interest Rates U.S.         3,021,850       1.65%           3,840,100        775,900     2,231,660
Interest Rates Non-U.S      5,879,631       3.20%           5,879,631      1,354,865     3,183,613
Metals:
    -- Exchange Traded
       Contracts            1,933,000       1.05%           1,933,000        298,000     1,013,400
    -- OTC Contracts        1,985,725       1.08%           1,989,025        653,625     1,126,180
Softs                       2,147,038       1.17%           2,287,050        522,728     1,083,000
Indices                     6,125,475       3.34%           9,109,212      3,045,919     5,813,416
Livestock                     280,600       0.15%             393,400         85,600       136,600
                        -----------   -----------
Total                     $35,242,360      19.20%
                        ===========   ===========

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under "Litigation" beginning on page 80 of the Partnership's final prospectus dated March 27, 2003 and the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

    Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER
     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

Item 2. Changes in Securities and Use of Proceeds - This information relates to the Partnership's registration statement no. 13-4224248, which was declared effective by the SEC on October 29, 2003. For the period ended September 30, 2003, there were additional sales of 166,891.8457 Redeemable Units of Limited Partnership totaling $161,330,000 and contributions by the General Partner representing 1,726.6594 Units equivalents totaling $1,666,000.

     Proceeds from  the  sale of  additional  Redeemable  Units  are used in the
     trading  of  commodity  interests   including  futures  contracts,  options
     and forward contracts.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information - None

Item 6. The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership's Registration on Form S-1 as filed with the commission on October 29, 2003.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ------------------
           David J. Vogel,
          President and Director

Date:      11/13/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           -----------------------
           David J. Vogel,
          President and Director


Date:      11/13/03


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003                            By:  /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

                                             /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 /s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003