Form 10-K
period 2003-12-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2004-03-15
CIK 1209709

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

Commission File Number 333-110076

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                   13-4224248
------------------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).


                                  Yes       No    X

Limited Partnership Redeemable Units with an aggregate value of $76,553,682 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2004, 396,370.5181 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                         None

                                     PART I



Item 1. Business.

     (a) General development of business. Citigroup Diversified Futures Fund L.P. (the "Partnership") is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     A Registration Statement on Form S-1 relating to the pubic offering of 300,000 redeemable units ("Redeemable Units") became effective March 27, 2003. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of Limited Partnership Interest were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading.

     A second Registration Statement on Form S-1 relating to the public offering of 1,000,000 Redeemable Units (including the 300,000 Redeemable Units that had been previously registered) became effective on December 4, 2003. As of that date 260,732.3028 Redeemable Units had been sold. The Partnership continues to offer Redeemable Units.

     Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003 are reported in the Statement of Partners' Capital on page F-7 under "Item 8. Financial Statements and Supplementary Data."

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup").

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any trading day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

     The General Partner, on behalf of the Partnership, has entered into management agreements (the "Management Agreements") with Drury Capital, Inc. ("Drury"), Graham Capital Management L.P. ("Graham"), John W. Henry & Company, Inc. ("JWH"), and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"), each of which are registered commodity trading advisors. During 2003, the General Partner entered into Management Agreements with Aspect Capital Limited ("Aspect") and Capital Fund
     Management S.A. ("CFM"). Aspect and CFM commenced trading on January 1, 2004. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     The Partnership has entered into a Customer Agreement (the "Customer Agreement") which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income
     (loss) from operations for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2003 was $284,539,258.

(c)  Narrative description of business.

     See Paragraphs (a) and (b) above.

     (i) through (xii) - Not applicable.

     (xiii) - The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.
Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Holdings Inc. ("CGMHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

Citigroup Global Markets Inc. ("CGM") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999. Salomon Smith Barney paid $1,333,333 to settle this matter.

In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans sought a determination that Smith Barney Inc. and another underwriter would be responsible for any damages that the City may incur in the event the Internal Revenue Service ("IRS") denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.

In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiffs filed a second amended complaint. In
November 1999, Salomon Smith Barney moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. Salomon Smith Barney paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.

In connection with the Louisiana and Florida matters, the IRS and the SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, Salomon Smith Barney and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.

In December 1998, Salomon Smith Barney was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.

In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws
(including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss the complaints.

In April 2002, Citigroup and, in one case, Salomon Smith Barney were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and the Racketeer Influenced and Corrupt Organizations Act, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and Salomon Smith Barney filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. On September 30, 2003, all of the claims against Citigroup in the Tittle litigation were dismissed.

Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. In addition, on April 17, 2003, an action was brought by two investment firms in connection with purchases of Osprey Trust certificates for alleged violations of federal securities laws and state securities and other laws. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets, and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Since April 2002, Salomon Smith Barney and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about Salomon Smith Barney's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, Salomon Smith Barney has entered into a settlement agreement. Salomon Smith Barney agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Salomon Smith Barney and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD, the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about Salomon Smith Barney's and other firms' e-mail retention practices, Salomon Smith Barney and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Salomon Smith Barney agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

Since May 2002, Citigroup, Salomon Smith Barney and certain principals and current and former employees have been named as defendants in a number of alleged class action complaints filed by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.

Additional actions have been filed against Citigroup and certain of its affiliates, including Salomon Smith Barney, and certain of their current and former directors, officers and employees, along with other parties, including:
(1) three alleged class actions filed in state courts and federal courts on behalf of persons who maintained accounts with Salomon Smith Barney asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.

In July 2002, Citigroup, Salomon Smith Barney and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.

Additional actions have been filed against Citigroup and certain of its affiliates, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with the defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of New Power Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934;
(v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) an alleged class action brought by clients of Salomon Smith Barney in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including
Section 11 of the Securities Act of 1933, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and
(xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby. On April 17, 2003, the motion to dismiss the complaints in the putative class actions relating to the New Power Holdings common stock was denied.

Additionally, Citigroup and certain of its affiliates, including Salomon Smith Barney, have provided substantial information to, and have entered into substantive discussions with, the SEC regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including Salomon Smith Barney, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and its affiliates, including Salomon Smith Barney, are cooperating fully with all such requests.

On July 28, 2003, Citigroup entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Citigroup and Salomon Smith Barney are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include alleged class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These alleged class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, and seek unspecified damages from the underwriters.

On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated alleged class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by Salomon Smith Barney arising out of alleged conflicts of interest of Salomon Smith Barney and certain of its principals. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On May 19, 2003, the motion to dismiss the amended complaint in the WorldCom, Inc. Securities Litigation was denied.

In addition to the several alleged class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and Salomon Smith Barney, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of
Section 11 of the Securities Act of 1933 and, in one case, violations of various state securities laws and common law fraud. Citigroup and/or Salomon Smith Barney are now named in approximately 35 of these individual state court actions. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

An alleged class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud, which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against Salomon Smith Barney and the other underwriters were dismissed without prejudice.

On or about January 27, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litigation) sought permission to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research. By order dated March 27, 2003, the court denied plaintiffs' request to amend their complaint to add as defendants Citigroup, Salomon Smith Barney and certain of their executive officers and current and former employees.

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, Salomon Smith Barney and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

On March 5, 2003, an action was brought on behalf of the purchasers of the Yosemite Notes and Enron Credit Linked Notes, alleging violation of federal securities laws.

On April 9, 2003, an action was brought by a group of related mutual funds that purchased certain Yosemite Notes, alleging violations of state securities laws and common law claims.

On April 28, 2003, Citigroup Global Markets (formerly known as Salomon Smith Barney) announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices. As part of the settlements, Salomon Smith Barney has consented to the entry of
(1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Salomon Smith Barney from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information and the maintenance of required books and records, and requiring Salomon Smith Barney to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NASD rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Salomon Smith Barney to cease and desist from violations of corresponding NYSE rules and requiring Salomon Smith Barney to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. As required by the settlements, Salomon Smith Barney expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, these settlements require Salomon Smith Barney to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Salomon Smith Barney reached these final settlement agreements without admitting or denying any wrongdoing or liability. The settlements do not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets Holdings Inc. and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the NASD, the NYSE and the New York

Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets Holdings Inc. requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets Holdings Inc. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets Holdings Inc. in connection with the Research Settlement; and in May 2003, the NYSE advised Citigroup Global Markets Holdings Inc. that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. Citigroup Global Markets Holdings Inc. is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment. On October 31, 2003, the Final Judgment was entered against Salomon Smith Barney and nine other investment banks. In addition, Salomon Smith Barney has entered into separate settlement agreements with numerous states and certain U.S. territories.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy, Inc., was amended to add Citigroup, Citibank and Citigroup Global Markets Holdings Inc., as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including Citigroup Global Markets Holdings Inc., Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the
Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

On August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty.

On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, Citigroup Global Markets and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed a preferential proceeding in its Chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, Citigroup Global Markets and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, Citigroup Global Markets and other entities have filed against Enron.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4. Submission of Matters to a Vote of Security Holders.


There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
     Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          public  market  for  the  Redeemable  Units  of  Limited   Partnership
          Interest.

     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 10,886.

     (c)  Distribution. The Partnership did not declare a distribution in 2003.

     (d) Use of Proceeds. The effective dates of the Securities Act registration statements for which the use of proceeds information is being disclosed are March 27, 2003 and December 4, 2003, and the Securities and Exchange Commission file numbers assigned to such registration statements are 333-102038 and 333-110076, respectively. On March 27, 2003, 300,000 Redeemable Units became effective for sale. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were sold at $1,000 per Redeemable Unit. After April 30, 2003, Redeemable Units were sold at Net Asset Value per Redeemable Unit. On December 4, 2003, an additional 700,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit.

     Note:Pursuant to Item 701(f)(4)(v), for the period from March 27, 2003 to December 31, 2003, Partnership must disclose the expenses paid to any party in connection with the offering and provide a total amount of expenses. If actual numbers are unavailable, you can include a reasonable estimate provided that you indicate you are just providing an estimate. Please add the information accordingly.

     For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 there were additional sales of 260,808.2644 Redeemable Units of limited partnership totaling $247,398,000 and General Partner contributions representing 2,582.5938 Unit equivalents totaling $2,451,000.

     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

Item 6. Selected Financial Data. Net realized and unrealized trading gains, interest income, net income and increase (decrease) in Net Asset Value per Redeemable Unit for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 and total assets at December 31, 2003 were as follows:



                                       Period from May 1, 2003
                                          (commencement
                                       of trading operations)
                                       to December 31, 2003
                                        ------------------
Net realized and unrealized trading gains
net of brokerage commissions and clearing
fees of $6,933,408                          $ 10,056,819

Interest income                                  783,265
                                            ------------
                                            $ 10,840,084

Net income                                  $  4,144,757
                                          ==============

Decrease in Net Asset
Value per Redeemable                            ($15.76)*
                                            ------------

Total assets                                $305,912,725
                                          ==============


* The amount shown per Redeemable Unit does not correspond with the net income presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of the Partnership's Redeemable Units in relation to the fluctuating values of the Partnership's commodity interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Partnership aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to Drury Capital, Inc. ("Drury"), Graham Capital Management, L.P. ("Graham"),
John W. Henry and Company, Inc. ("JWH"), and Willowbridge Associates Inc. ("Willowbridge"), (collectively, the "Advisors"). The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

   o    due diligence examinations of the Advisors;

   o    selection, appointment and termination of the Advisors;

   o    negotiation of the management agreements; and

   o    monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

The programs traded by each Advisor on behalf of the Partnership are: Drury - Diversified Trend-Following Program ("Diversified"), Graham - K4 Program at 150 % Leverage ("K4"), JWH - GlobalAnalytics Program ("Global Analytics"), and Willowbridge - Argo Trading System ("Argo"). As of December 31, 2003, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: Drury, 28%, Graham, 27%, JWH 23%, and Willowbridge 22%.

Drury Capital, Inc.

Drury trades its Diversified Trend-Following Program on behalf of the Partnership. The Diversified program is systematic and technical. Drury may exercise judgment regarding liquidity issues. Systematic traders rely primarily on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the system being used are followed without significant additional analysis or interpretation.

The Diversified Program is built on elements of trend-following and diversification. The Program emphasizes diversification by trading metals, agricultural products, foreign exchange, stock indices, energy products, financial instruments and tropical products (softs).

The Diversified Program trades 30 portfolio instruments and is generally positioned in 18 of these instruments on average. Positions can be short as well as long. The Diversified Program has no market or sector bias, as Drury believes that each instrument can produce long-term profits through the application of independent technical analysis and risk management.

Graham Capital Management, L.P.

Graham trades the Partnership's assets allocated to it in accordance with its K4 program. K4 uses a mathematical model to identify certain price patterns that have very specific characteristics indicating that there is a high probability that a significant directional move will occur. K4 will normally enter or exit a position only when a significant price and volatility spike takes place and is designed to have a high percentage of winning trades. K4 trades approximately 65 markets.

Graham trades actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps. Graham engages in exchange for physical transactions, which involve the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Graham at times will trade certain instruments, such as forward foreign currency contracts, as a substitute for futures or options traded on futures exchanges.

Graham's trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham's systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

John W. Henry & Company, Inc.

JWH trades its JWH GlobalAnalytics Family of Programs on behalf of the Partnership. Since the firm's inception, the JWH investment philosophy has been based on the premise that market prices, rather than market fundamentals, are the key aggregators of information necessary to make investment decisions and that market prices, which may at first seem random, are actually related through time in complex, but discernable ways.

GlobalAnalytics invests in both long- and short-term price movements. The program invests in a broad spectrum of worldwide financial and non-financial markets, including interest rate, non-U.S. stock index, currency, metals, energy and agricultural contracts. GlobalAnalytics uses JWH's five phase investment style (a position is maintained, long or short, in a market at all times) and JWH's three phase style (positions are taken when trends are identified, but the program may take a neutral stance or liquidate open positions in non-trending markets).

Willowbridge Associates Inc.

Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program using the Argo Trading System. Argo is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Argo uses the concepts of pattern recognition, support/resistance levels and counter trend liquidations in making trading decisions. Argo determines, on a daily basis, whether to be long, short or flat the various commodities in its portfolio.

Pattern recognition, support/resistance levels and counter-trend liquidations are defined as follows:

Pattern recognition is the ability to identify patterns that appear to have acted as precursors of price advances or declines in the past.

A support level is a previous low--a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.

A resistance level is a previous high--a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.

A counter-trend liquidation is the closing out of a position after a significant price move on the assumption that the market is due for a correction.

(a)  Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i) The Partnership invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii) An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to that Advisor.

(iii)The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the  normal  course  of  business,  the  Partnership  is party  to  financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any trading day.

(b)  Capital Resources.

(i)  The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003, 6,310.1334 Redeemable Units were redeemed totaling $5,808,589.

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

As of December 31, 2003, $145,318 of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $16,464 through December 31, 2003, which is included in other expenses.

The remaining liability for these costs due to CGM of $504,682 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose, including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 there were additional sales of 260,808.2644 Redeemable Units totaling $247,398,000 and General Partner contributions representing 2,582.5938 Unit equivalents totaling $2,451,000.

(c) Results of Operations.

For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 the Net Asset Value per Redeemable Unit decreased 3.2% from $1,000.00 to $967.61.

The Partnership experienced net trading gains of $16,990,227 before commissions and expenses for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003. Gains were primarily attributable to the trading in currencies, grains, metals and indices and were partially offset by losses recognized in the trading of energy, U.S. and non-U.S. interest rates, livestock and softs.

The decrease per Redeemable Unit does not correspond with the net trading gains presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of the Partnership's Redeemable Units in relation to the fluctuating values of the Partnership's commodity interest.

The year 2003 for this new Partnership may be viewed broadly in three segments: the first month of initial trading in May, 2003, the June through September period and finally the fourth quarter. Each of these periods had market characteristics which affected the Advisors' trading and hence the performance of the Partnership.

At the inception of trading in May, 2003, the Partnership initially participated profitably in several long term trends across many financial markets. This resulted in an approximately 7% return in the first month. The trends powering this first month had been developing and maturing over the prior 12 months, interrupted by the Iraqi war in the first quarter.

The month of June, however, witnessed a refocus by the global marketplace on macro-economic issues and the budding global recovery. The strong trends of lower interest rates and decline of the dollar were upset by the unexpected announcement of no further easing actions by the European Central Bank and the U.S. Federal Reserve. The Advisors, similar to the experience throughout the managed futures industry, experienced a giveback of open trade profits as the markets reversed and searched for new trends. Most significant losses occurred in currencies as the dollar regained some strength in fixed income contracts as rates trended higher and in precious metals which declined from 10 year highs.

This volatility continued throughout the summer and into the early fall as monthly returns alternated between positive and negative. The Partnership's structure employing multiple Advisors provided exposure in a broad range of markets employing a range of trading styles which ultimately contributed to a smoother monthly performance record. For instance, the energy markets often played an important role contributing profits when other markets were losing through this period and conversely losses in months when the financial markets were profitable.

The fourth quarter of 2003 saw the renewed dollar decline beginning in late November. In spite of the strong growth exhibited in the United States in the third quarter, the dollar began a new significant slide against both the euro and yen. This led to significant fourth quarter profits, which boosted performance for many of the Partnership's Advisors' programs. The year ended with a 7% return in the fourth quarter.

In the General Partner's opinion, the Advisors continue to employ trading methods and produce results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors' performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

(d)  Operational Risk.

The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unit holders, creditors, and regulators, is free of material errors.

(e)  Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     Quantifying the Partnership's Trading Value at Risk

     The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized and unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

     The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

     In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The  Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003, the highest and lowest value at any point and the average value during the period from May 1, 2003 (commencement of trading operations) to December 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $284,539,258.

                                                     December 31, 2003


                                               At Year End                                Year to Date
                                     --------------------------------    ----------------------------------------------
                                                        % of Total          High               Low
          Market Sector              Value at Risk     Capitalization    Value at Risk     Value at Risk        Average*
          -------------              -------------     --------------    -------------     -------------        --------
Currencies
- Exchange Traded Contracts             $ 5,491,778           1.93%           $7,161,607        $445,637         $3,623,172
- OTC Contracts                           4,614,866           1.62%            4,870,376         270,818          2,196,015
Energy                                    8,067,500           2.83%            9,060,060       1,261,300          4,183,719
Grains                                    2,495,800           0.88%            4,036,343         750,500          1,952,956
Interest rates U.S.                       3,486,000           1.23%            3,970,450         775,900          2,260,313
Interest rates Non-U.S.                   4,317,374           1.52%            9,180,759       1,354,865          4,356,006
Livestock                                   138,400           0.05%              768,000          85,600            202,275

Metals
- Exchange                                2,143,500           0.75%            2,447,500         298,000          1,437,475
- OTC Contracts                           3,137,885           1.10%            3,225,685         653,625          1,571,827
Softs                                       908,575           0.32%            3,035,912         522,728          1,274,643
Indices                                   8,330,436           2.93%            9,505,051       3,045,919          5,952,274
                                          ---------           -----

Total                                   $43,132,114          15.16%
                                        ===========          ======

*monthly average of month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2003 by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

Currencies.   The   Partnership's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003 the Partnership's primary exposures were in the EUREX and Chicago Mercantile Exchange (CME) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003.

Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.




                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.

                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page Number

   Oath or Affirmation.                                             F-2

   Independent Auditors' Report.                                    F-3

   Financial Statements:
   Statement of Financial Condition at
   December 31, 2003.                                               F-4

   Condensed Schedule of Investments at
   December 31, 2003.                                               F-5

   Statement of Income and Expenses for
   the period from May 1, 2003 (commencement of trading
   operations) to December 31, 2003.                                F-6

   Statement of Partners' Capital for
   the period from May 1, 2003 (commencement of trading
   operations) to December 31, 2003.                                F-7

   Statement of Cash Flows for
   the period from May 1, 2003 (commencement of trading
   operations) to December 31, 2003.                                F-8

   Notes to Financial Statements.                                F-9 - F-13

   Selected Unaudited Quarterly Financial Data.                     F-14

                           To the Limited Partners of
                     Citigroup Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





     /s/ Daniel R. McAuliffe, Jr.
By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Citigroup Managed Futures LLC
     General Partner, Citigroup Diversified Futures Fund L.P.

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

     To the Partners of
        Citigroup Diversified Futures Fund L.P.:

     We have audited the accompanying statement of financial condition of Citigroup Diversified Futures Fund L.P. (the Partnership), including the condensed schedule of investments, as of December 31, 2003, and the related statements of income and expenses, partners' capital, and cash flows for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P., as of December 31, 2003, and the results of its operations, partners' capital, and cash flows for the period from May 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     /s/ KPMG LLP
     KPMG LLP
     New York, New York
     February 27, 2004

                        Citigroup Diversified Futures Fund L.P.
                           Statement of Financial Condition
                                   December 31, 2003

                                                                               2003
                                                                          ------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $51,477,101) (Note 3c)                                 $257,578,919
   Net unrealized appreciation on open futures positions                     17,800,021
   Unrealized appreciation on open forward contracts                         30,377,162
                                                                           ------------
                                                                            305,756,102
Interest receivable (Note 3c)                                                   156,623
                                                                           ------------
                                                                           $305,912,725
                                                                           ------------
Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                         $14,015,116
 Accrued expenses:
   Commissions (Note 3c)                                                      1,363,440
   Management fees (Note 3b)                                                    492,603
   Incentive fees (Note 3b)                                                   3,882,573
   Professional fees                                                            315,490
   Other                                                                        203,188
  Due to CGM for offering costs (Note 6)                                        504,682
  Redemptions payable (Note 5)                                                  596,375
                                                                           ------------
                                                                             21,373,467
                                                                           ------------
Partners' capital: (Notes 1 and 5)
  General Partner, 2,948.5938 Unit equivalents outstanding in 2003            2,853,089
  Limited Partners, 291,114.1310 Redeemable Units of Limited Partnership
   Interest outstanding in 2003                                             281,686,169
                                                                           ------------
                                                                            284,539,258
                                                                           ------------
                                                                           $305,912,725
                                                                           ------------



See accompanying notes to financial statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                                     Contract                                               Fair Value
----------                                               ----------                                               ----------
Currencies                                                Futures contracts purchased  2.51%                       $7,150,913

                                                          Unrealized appreciation on forward contracts  3.53%      10,050,285
                                                          Unrealized depreciation on forward contracts (1.18)%     (3,361,363)
                                                                                                                   ----------
                                                            Total forward contracts 2.35%                           6,688,922
                                                                                                                   ----------
  Total Currencies  4.86%                                                                                          13,839,835
                                                                                                                   ----------

Total Energy  0.32%                                       Futures contracts purchased  0.32%                          918,336
                                                                                                                   ----------

Grains                                                    Futures contracts purchased  1.48%                        4,215,187
                                                          Futures contracts sold  (0.04)%                            (121,489)
                                                                                                                   ----------
  Total Grains  1.44%                                                                                               4,093,698
                                                                                                                   ----------

Total Interest Rates U.S. (0.28)%                         Futures contracts purchased  (0.28)%                       (804,802)
                                                                                                                   ----------

  Total Interest Rates Non-U.S. 0.04%                     Futures contracts purchased  0.04%                          112,457
                                                                                                                   ----------


Total Livestock  0.02%                                    Futures contracts sold  0.02%                                63,740
                                                                                                                   ----------

Metals                                                    Futures contracts purchased  1.16%                        3,300,370

                                                          Unrealized appreciation on forward contracts    7.14%    20,326,877
                                                          Unrealized depreciation on forward contracts   (3.74)%  (10,653,753)
                                                                                                                   -----------
                                                            Total forward contracts 3.40%                           9,673,124
                                                                                                                   ----------
  Total Metals  4.56%                                                                                              12,973,494
                                                                                                                   ----------

Softs                                                     Futures contracts purchased  (0.17)%                       (496,910)
                                                          Futures contracts sold  (0.03)%                             (99,097)
                                                                                                                   ----------
  Total Softs  (0.20)%                                                                                               (596,007)
                                                                                                                   ----------

Indices                                                   Futures contracts purchased  1.31%                        3,720,687
                                                          Futures contracts sold  (0.06)%                            (159,371)
                                                                                                                   ----------
  Total Indices  1.25%                                                                                              3,561,316
                                                                                                                   ----------

Total Fair Value  12.01%                                                                                          $34,162,067
                                                                                                                  ===========

                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                               $      50,709                      0.15%
France                                         57,661                      0.17
Germany                                       822,316                      2.41
Hong Kong                                       7,677                      0.02
Japan                                          29,424                      0.09
Spain                                         124,523                      0.36
United Kingdom                             10,395,703                     30.43
United States                              22,674,054                     66.37
                                     -------------------------- --------------------------
                                          $34,162,067                    100.00%
                                     ========================== ==========================


Percentages are based on Partners' capital unless otherwise indicated See accompanying notes to financial statements.

                        Citigroup Diversified Futures Fund L.P.
                           Statements of Income and Expenses
                              for the period May 1, 2003
                         (commencement of trading operations)
                                 to December 31, 2003

                                                                      2003
                                                                 ------------
Income:
  Net gains (losses) on trading of commodity interests:
    Realized losses on closed positions and foreign currencies   $(17,171,840)
    Net unrealized gains on open positions                         34,162,067
                                                                 ------------
                                                                   16,990,227
  Interest income (Note 3c)                                           783,265
                                                                 ------------
                                                                   17,773,492
                                                                 ------------
Expenses:
  Brokerage commissions including clearing fees
    of $234,658 (Note 3c)                                           6,933,408
  Management fees (Note 3b)                                         2,250,400
  Incentive fees (Note 3b)                                          3,882,573
  Organizational costs                                                 22,090
  Professional fees                                                   315,800
  Other expenses                                                      224,464
                                                                 ------------
                                                                   13,628,735
                                                                 ------------
Net income                                                       $  4,144,757
                                                                 ------------

Net loss per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent (Notes 1 and 7)   $     (15.76)*
                                                                 ------------



     * The amount shown per Redeemable Unit does not correspond with the net income presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of the Partnership's Redeemable Units in relation to the fluctuating values of the partnership's commodity interest.



See accompanying notes to financial statements.

                        Citigroup Diversified Futures Fund L.P.
                            Statements of Partners' Capital
                              for the period May 1, 2003
                         (commencement of trading operations)
                                 to December 31, 2003

                                                         Limited            General
                                                         Partners           Partner           Total
                                                      -------------       -----------    -------------
Partners' capital at May 1, 2003 (commencement of
  trading operations)                                   $36,000,631           353,459        36,354,090
Net income                                                4,096,127            48,630         4,144,757
Sale of 260,808.2644 Redeemable Units of Limited
  Partnership Interest and General Partner's
  contribution representing 2,582.5938 Unit
  equivalents                                           247,398,000         2,451,000       249,849,000
Redemption of 6,310.1334 Redeemable Units of
  Limited Partnership Interest                           (5,808,589)               --        (5,808,589)
                                                      -------------       -----------     -------------
Partners' capital at December 31, 2003                 $281,686,169        $2,853,089      $284,539,258
                                                      -------------       -----------      -------------




See accompanying notes to financial statements.

                        Citigroup Diversified Futures Fund L.P.
                                Statement of Cash Flows
                              for the period May 1, 2003
                         (commencement of trading operations)
                                 to December 31, 2003

Cash flows from operating activities:
  Net Income                                                             $   4,144,757
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Changes in operating assets and liabilities:
          Net unrealized appreciation on open futures positions            (17,800,021)
          Unrealized appreciation on open forward contracts                (30,377,162)
          Increase in interest receivable                                     (156,623)

          Unrealized depreciation on open forward contracts                 14,015,116
          Accrued expenses:
            Increase in commissions                                          1,363,440
            Increase in incentive fees                                       3,882,573
            Increase in management fees                                        492,603
            Increase in professional fees                                      315,490
            Increase in other                                                  203,188
          Increase in redemptions payable                                      596,375
                                                                         -------------
                Net cash used in operating activities                      (23,320,264)

Cash flows from financing activities:
  Proceeds from additions                                                  249,849,000
  Payment for offering costs                                                  (123,228)
  Payments for redemptions                                                  (5,808,589)
                                                                         -------------
                Net cash provided by financing activities                  243,917,183
                                                                         -------------

                Net change in cash                                         220,596,919

                Cash, at beginning of period                                36,982,000
                                                                         -------------

                Cash, at end of period                                   $ 257,578,919
                                                                         -------------




See accompanying notes to financial statements.

                        Citigroup Diversified Futures Fund L.P.

                             Notes to Financial Statements


1.   Partnership  Organization:

     Citigroup Diversified Futures Fund L.P. (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of New York on December 3, 2002 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 redeemable units of Limited Partnership Interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units of Limited Partnership Interest during its initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units of Limited Partnership Interest. The Partnership continues to offer Redeemable Units.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting  Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     c. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

     a.   Limited  Partnership  Agreement:

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b.   Management   Agreement:

          The General Partner, on behalf of the Partnership, has entered into Management Agreements with Drury Capital, Inc. ("Drury"), Graham Capital Management L.P. ("Graham"), John W. Henry & Company, Inc. ("JWH"), and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"), each of which are registered commodity trading advisors. During 2003, the General Partner entered into Management Agreements with Aspect Capital Limited ("Aspect") and Capital Fund Management S.A. ("CFM"). Aspect and CFM commenced trading on January 1, 2004. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

          In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

     c.   Customer Agreement:

          The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003, the amount of cash held for margin requirements was $51,477,101. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the period from May 1, 2003 through December 31, 2003, based on a monthly calculation, was $15,744,707.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their redemption value per Redeemable Unit as of the last day of each month ending at least three months after their issuance on ten days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce redemption value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions.

6.   Offering and Organization Costs:

     Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

     As of December 31, 2003, $145,318 of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $16,464 through December 31, 2003, which is included in other expenses.

     The remaining liability for these costs due to CGM of $504,682 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose, including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

7. Financial Highlights:

     Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 were as follows:


                                                                   2003
                                                               ---------
Net realized and unrealized gains (losses) *               $      19.70
Interest income                                                    4.66
Expenses **                                                      (40.12)
                                                               ---------
Decrease for the period                                          (15.76)
Net asset value per Redeemable Unit, beginning of period       1,000.00
Offering cost adjustment                                         (16.63)
                                                               ---------
Net asset value per Redeemable Unit, end of period         $     967.61
                                                               ---------

Redemption/subscription value per Redeemable Unit
 versus net asset value per Redeemable Unit                        1.67
                                                              ---------
Redemption/subscription value per Redeemable Unit,
 end of period ***                                         $     969.28
                                                              ---------


*  Includes brokerage commissions
** Excludes brokerage commissions
***For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value per redeemable unit.

Ratios to average net assets:****
 Net investment loss before incentive fees *****     (8.9)%
                                                      ----

 Operating expenses                                   9.6%
 Incentive fees                                       2.6%
                                                      ----
 Total expenses                                      12.2%
                                                      ----


Total return:
 Total return before incentive fees                   1.6%
 Incentive fees                                      (3.2)%
                                                     ----
 Total return after incentive fees                   (1.6)%
                                                     ----

     **** Ratios to average net assets other than incentive fees are annualized. ***** Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

8. Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                                                                                 For the period from
                                          For the period from      For the period from               May 1, 2003
                                           October 1, 2003 to        July 1, 2003 to      (commencement of operations)
                                           December 31, 2003       September 30, 2003             to June 30, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                        $ 24,853,076               $ (8,478,384)           $ (5,534,608)

Net Income (loss)                                 $ 19,356,579               $ (9,405,415)            $ (5,806,407)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                             $ 77.57                   $ (56.44)               $ (36.89)

                                        F-14

                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


Not applicable.

Item 9A. Controls and Procedures

Based  on  their  evaluation  of  the  Partnership's   disclosure  controls  and
procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $6,933,408 were earned by CGM for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003. Management fees and incentive fees of $2,250,400 and $3,882,573, respectively, were earned by the Advisors for the period form May, 1, 2003 (commencement of trading operations) through December 31, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. As of March 1, 2004, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,948.5938 Redeemable Units (1.0%) of Limited Partnership Interest as of December 31, 2003.

         Principals who own Redeemable Units of the Partnership:

         David J. Vogel                     1.0000 Redeemable Unit

     (c)  Changes in control. None.

Item 13. Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under "Item 1. Business" , "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

     2002     $0
     2003     $21,500

(2)  Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

     2002     $0
     2003     $4,809

(4)  All Other Fees. None.

(5)  Not Applicable.

(6)  Not Applicable.




                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements:

          Statement of Financial Condition at December 31, 2003.

          Condensed Schedules of Investments at December 31, 2003

          Statement of Income and Expenses for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003.

          Statements of Partners' Capital for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003.

          Statement of Cash Flows for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003.

          Notes to Financial Statements

          Selected Unaudited Quarterly Financial Data.

     (2) Financial Statement Schedules: Financial Data Schedule for the period from May 1, 2003 (commencement of trading operations) through December 31, 2003.

     (3) Exhibits:

         The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

     31.1  -  Rule  13a-14(a)/15d-15(a)   Certification  (Certification  of
              President and Director)

     31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

     32.1 -   Section 1350  Certification  (Certification  of  President  and
              Director)

     32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b) Reports on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

(1) Annual Report to Limited Partners

(2) No proxy material has been sent to Limited Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 15th day of March 2004.


CITIGROUP DIVERSIFIED FUTURES FUND L.P.


By:      Citigroup Managed Futures LLC
         (General Partner)


By       /s/  David J. Vogel
         -------------------------------------
         David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                        /s/ Shelley Ullman
----------------------                                    -------------------
David J. Vogel                                            Shelley Ullman
President and Director                                    Director


/s/ Maureen O'Toole                                        /s/ Steve J. Keltz
----------------------                                    -------------------
Maureen O'Toole                                           Steve J. Keltz
Director                                                  Secretary and Director


/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                  Exhibit 31.1

                                  CERTIFICATION

I, David J. Vogel, certify that:

1. I have reviewed this annual report on Form 10-K of Citigroup Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004                                  /s/  David J. Vogel
                                                       -----------------------
                                                           David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                         President and Director

                                  Exhibit 31.2

                                  CERTIFICATION

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Citigroup Diversified Futures Fund L.P. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 15, 2004                             /s/ Daniel R. McAuliffe, Jr.
                                                   -----------------------
                                                  Daniel R. McAuliffe, Jr.
                                                Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.



 /s/  David J. Vogel
--------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

March 15, 2004
--------------------------
Date

                                  Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.




/s/ Daniel R. McAuliffe, Jr.
--------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

March 15,2004
--------------------------
Date