Form 10-Q
period 2004-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2004-05-10
CIK 1209709

`                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended March 31, 2004
                      --------------

Commission File Number 333-110076
                       ---------

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

            New York                                   13-4224248
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)

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

                                    Yes X        No
                                        ---        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X          No
                                       -----         ------

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                    Number
PART I - Financial Information:

   Item 1. Financial Statements:

           Statements of Financial Condition
           at March 31, 2004 and December 31, 2003
           (unaudited).                                              3

           Condensed Schedules of Investments
           at March 31, 2004 and December 31, 2003
           (unaudited).                                            4 - 5

           Statement of Income and Expenses
           and Partners' Capital for the three months ended
           March 31, 2004 (unaudited).                               6

           Statement of Cash Flows for the
           three months ended March 31, 2004 (unaudited).            7

           Notes to Financial Statements
           (unaudited).                                            8 - 13

   Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations.                             14 - 16

   Item 3. Quantitative and Qualitative
           Disclosures about Market Risk.                         17 - 18

   Item 4. Controls and Procedures.                                 19

PART II - Other Information                                         20

                                     PART I

                          Item 1. Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                                March 31,      December 31,
                                                                  2004            2003
                                                              -------------   --------------
Assets:

Equity in commodity futures trading account:
 Cash (restricted $72,757,549 and $51,477,101 in 2004          $445,979,365   $257,578,919
    and 2003, respectively)
 Net unrealized appreciation on open future positions            41,069,938     17,800,021
 Unrealized appreciation on open forward contracts               16,754,356     30,377,162
                                                               ------------   ------------
                                                                503,803,659    305,756,102
Interest receivable                                                 308,442        156,623
                                                               ------------   ------------
                                                               $504,112,101   $305,912,725
                                                               ============   ============
Liabilities and Partners' Capital:

Liabilities:
 Unrealized depreciation on open forward contracts              $15,131,880    $14,015,116
 Accrued expenses:
  Commissions                                                     2,277,817      1,363,440
  Management fees                                                   791,351        492,603
  Incentive fees                                                  6,625,747      3,882,573
  Other                                                             519,670        518,678
  Due to CGM                                                        457,234        504,682
 Redemptions payable                                              2,434,991        596,375
                                                               ------------   ------------
                                                                 28,238,690     21,373,467
                                                               ------------   ------------

Partners' Capital:
General Partner, 4,515.4941 and 2,948.5938 Unit
  equivalents outstanding in 2004 and 2003,respectively           4,776,715      2,853,089
Limited Partners, 445,335.3404 and 291,114.1310 Redeemable
  Units  of Limited Partnership Interest outstanding in 2004
  and 2003, respectively                                        471,096,696    281,686,169
                                                               ------------   ------------
                                                                475,873,411    284,539,258
                                                               ------------   ------------
                                                               $504,112,101   $305,912,725
                                                               ============   ============



See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                                Contract                                   Fair Value
-----------------------------------  ----------------------------------         -----------
Currencies
                                     Futures contracts purchased  0.22%         $1,046,984
                                     Futures contracts sold  0.03%                 148,390
                                                                                ----------
                                       Total futures contracts 0.25%             1,195,374

                                     Unrealized appreciation on forward
                                     contracts 0.89%                             4,247,363
                                     Unrealized depreciation on forward
                                     contracts (1.48)%                          (7,060,957)
                                                                                ----------
                                       Total forward contracts  (0.59)%         (2,813,594)
                                                                                ----------
  Total Currencies  (0.34)%                                                     (1,618,220)
                                                                                ----------
Energy
                                     Futures contracts purchased  0.53%          2,508,237
                                     Futures contracts sold  (0.01)%               (15,692)
                                                                                -----------
  Total Energy  0.52%                                                            2,492,545
                                                                                ----------

Total Grains  4.16%                  Futures contracts purchased  4.16%         19,808,383
                                                                                -----------
Interest Rates U.S.
                                     Futures contracts purchased  1.18%          5,616,186
                                     Futures contracts sold  (0.00)%*               (1,000)
                                                                                ----------
  Total Interest Rates U.S.  1.18%                                               5,615,186
                                                                                ----------
Interest Rates Non-U.S.
                                     Futures contracts purchased 1.16%           5,528,546
                                     Futures contracts sold  0.02%                  88,139
                                                                                ----------
  Total Interest Rates Non-U.S. 1.18%                                            5,616,685
                                                                                ----------

Total Livestock  0.03%               Futures contracts purchased 0.03%             152,110
                                                                                -----------
Metals
                                     Futures contracts purchased  0.96%          4,543,743
                                                                                ----------
                                     Unrealized appreciation on forward
                                     contracts 2.63%                            12,506,993
                                     Unrealized depreciation on forward
                                     contracts (1.70)%                          (8,070,923)
                                                                                -----------
                                       Total forward contracts  0.93%            4,436,070
                                                                                ----------
  Total Metals  1.89%                                                            8,979,813
                                                                                ----------
Softs
                                     Futures contracts purchased  (0.10)%         (496,972)
                                     Futures contracts sold  0.29%               1,372,633
                                                                                ---------
  Total Softs  0.19%                                                               875,661
                                                                                ----------
Indices
                                     Futures contracts purchased  0.17%            829,981
                                     Futures contracts sold  (0.01)%               (59,730)
                                                                                ----------
  Total Indices   0.16%                                                            770,251
                                                                                ----------
Total Fair Value  8.97%                                                        $42,692,414
                                                                                ==========
                                                                                       % of Investments
Country Composition                          Investments at Fair Value                  at Fair Value
-----------------------------------  -------------------------------------------     --------------------
Australia                                   $                (210,653)                           (0.49)%
Canada                                                        121,525                             0.28
Germany                                                     5,018,637                            11.76
France                                                        (10,765)                           (0.03)
Hong Kong                                                      32,248                             0.08
Italy                                                         (18,925)                           (0.04)
Netherlands                                                        25                             0.00*
Japan                                                         335,654                             0.78
Spain                                                         132,960                             0.31
United Kingdom                                              5,273,247                            12.35
United States                                              32,018,461                            75.00
                                     -------------------------------------------     --------------------
                                             $             42,692,414                           100.00%
                                     ===========================================     ====================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                               Contract                                                 Fair Value
---------------------------          ----------------------------------------                ------------
Currencies                           Futures contracts purchased  2.51%                       $7,150,913

                                     Unrealized appreciation on forward contracts 3.53%       10,050,285
                                     Unrealized depreciation on forward contracts (1.18)%     (3,361,363)
                                                                                              ----------
                                       Total forward contracts 2.35%                           6,688,922
                                                                                              ----------
  Total Currencies  4.86%                                                                     13,839,835
                                                                                              ----------

Total Energy  0.32%                  Futures contracts purchased  0.32%                          918,336
                                                                                              ----------

Grains                               Futures contracts purchased  1.48%                        4,215,187
                                     Futures contracts sold  (0.04)%                            (121,489)
                                                                                              ----------
  Total Grains  1.44%                                                                          4,093,698
                                                                                              ----------

Total Interest Rates U.S. (0.28)%    Futures contracts purchased  (0.28)%                       (804,802)
                                                                                              ----------

Total Interest Rates Non-U.S. 0.04%  Futures contracts purchased  0.04%                          112,457
                                                                                              ----------

Total Livestock  0.02%               Futures contracts sold  0.02%                                63,740
                                                                                              ----------

Metals                               Futures contracts purchased  1.16%                        3,300,370

                                     Unrealized appreciation on forward contracts 7.14%       20,326,877
                                     Unrealized depreciation on forward contracts (3.74)%    (10,653,753)
                                                                                              -----------
                                       Total forward contracts 3.40%                           9,673,124
                                                                                              ----------
  Total Metals  4.56%                                                                         12,973,494
                                                                                              ----------

Softs                                Futures contracts purchased  (0.17)%                       (496,910)
                                     Futures contracts sold  (0.03)%                             (99,097)
                                                                                              ----------
  Total Softs  (0.20)%                                                                          (596,007)
                                                                                              ----------

Indices                              Futures contracts purchased  1.31%                        3,720,687
                                     Futures contracts sold  (0.06)%                            (159,371)
                                                                                              ----------
  Total Indices  1.25%                                                                         3,561,316
                                                                                              ----------
Total Fair Value  12.01%                                                                     $34,162,067
                                                                                             ===========

                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                               $      50,709                      0.15%
France                                         57,661                      0.17
Germany                                       822,316                      2.41
Hong Kong                                       7,677                      0.02
Japan                                          29,424                      0.09
Spain                                         124,523                      0.36
United Kingdom                             10,395,703                     30.43
United States                              22,674,054                     66.37
                                     -------------------------- --------------------------
                                          $34,162,067                    100.00%
                                     ========================== ==========================
Percentages are based on Partners' capital unless otherwise indicated
See accompanying notes to unaudited financial statements.

                     Citigroup Diversified Futures Fund L.P.
             Statement of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                 Three Months
                                                                    Ended
                                                                March 31, 2004
                                                               -----------------
Income:
Net gains on trading of commodity futures:
Realized gains on closed positions                                 $ 41,431,936
Change in unrealized gains on open positions                          8,530,347
                                                               -----------------
Net realized and unrealized gains                                    49,962,283
Interest income                                                         714,769
                                                               -----------------
                                                                     50,677,052
                                                               -----------------
Expenses:
Brokerage commissions and clearing fees of $319,273                   6,516,785
Management fees                                                       1,986,778
Incentive fees                                                        6,625,747
Other                                                                    36,620
                                                               -----------------
                                                                     15,165,930
                                                               -----------------
Net income                                                           35,511,122
Additions - Limited Partners                                        159,787,000
          - General Partner                                           1,570,000
Redemptions - Limited Partners                                       (5,533,969)
                                                               -----------------
Net increase in Partners' capital                                   191,334,153
Partners' capital, beginning of period                              284,539,258
                                                               -----------------
Partners' capital, end of period                                   $475,873,411
                                                               =================
Net asset value per Redeemable Unit (449,850.8345
   Redeemable Units outstanding at March 31, 2004)                 $   1,057.85
                                                               =================
Net income per Redeemable Unit of Limited
  Partnership Interest and General Partner Unit
  equivalent                                                         $    90.24
                                                               =================
Redemption Net asset value per Redeemable Unit                      $  1,058.83
                                                               =================

See Accompanying Notes to Unaudited Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  March 31, 2004
                                                                                 ---------------

Cash flows from operating activities:
    Net Income                                                                     $35,511,122
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
             Net unrealized depreciation on open futures positions                 (23,269,917)
             Unrealized appreciation on open forward contracts                      13,622,806
             Increase in interest receivable                                          (151,819)

          Unrealized depreciation on open forward contracts                          1,116,764
          Accrued expenses:
             Increase in commissions                                                   914,377
             Increase in management fees                                               298,748
             Increase in incentive fees                                              2,743,174
             Increase in other                                                             992
          Increase in redemptions payable                                            1,838,616
                                                                                 -------------
                  Net cash provided by operating activities                         32,624,863
                                                                                 -------------

Cash flows from financing activities:
    Proceeds from additions                                                        161,357,000
    Payment for offering costs                                                         (47,448)
    Payments for redemptions                                                        (5,533,969)
                                                                                 -------------
                  Net cash provided by financing activities                        155,775,583
                                                                                 -------------
                  Net change in cash                                               188,400,446
                  Cash, at beginning of period                                     257,578,919
                                                                                 -------------
                  Cash, at end of period                                          $445,979,365
                                                                                 =============

See Accompanying Notes to Unaudited Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect") and Capital Fund Management S.A. ("CFM") (each an Advisor and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of operations and cash flows for the three months ended March 31, 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 were as follows:

                                                                                    Three Months Ended
                                                                                      March 31, 2004
                                                                                 --------------------
Net realized and unrealized
  gains *                                                                                $  110.18
Interest income                                                                               1.78
Expenses **                                                                                 (21.72)
                                                                                     --------------
Increase for the period                                                                      90.24
Net Asset Value per Redeemable Unit, beginning of period                                    967.61
                                                                                     -------------

Net Asset Value per Redeemable Unit, end of period                                     $  1,057.85
                                                                                     ==============
Redemption/subscription value per Redeemable Unit versus Net
Asset Value per Redeemable Unit                                                               0.98
                                                                                     --------------
Redemption/subscription value per Redeemable Unit end of
period   ***                                                                           $  1,058.83
                                                                                     ===============

*   Includes brokerage commissions.
**  Excludes brokerage commissions.
*** For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

                                        Three Months
                                           Ended
                                       March 31, 2004
                                       --------------

 Ratios to average net assets: ****

   Net investment loss before
   incentive fees *****                   (8.3)%
                                          ====


   Operating expenses                      9.1%
   Incentive fees                          1.8%
                                          ----
   Total expenses                         10.9%
                                          ====

 Total return:

   Total return before incentive fees     10.8%
   Incentive fees                         (1.5)%
                                           ----
   Total return after incentive fees       9.3%
                                           ====


**** Annualized (other than incentive fees)
***** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


3.   Offering Costs:

     Offering and organization costs of $650,000 relating to the issuance and marketing of the partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 equal monthly installments (together with interest at the prime rate quoted by the JP Morgan Chase & Co.).

     As of March 31, 2004, $192,766 of these costs have been reimbursed to CGM, by the Partnership.

     In addition, the Partnership has recorded interest expense of $21,422, through March 31, 2004 which is included in other expenses.

     The remaining deferred liability for these costs due to CGM of $457,234 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.


4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the three months ended March 31, 2004 and during the period from May 1, 2003 through December 31, 2003 based on a monthly calculation, were $42,214,889 and
$15,744,707, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003 were $42,692,414 and $34,162,067, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 67.2% from $284,539,258 to $475,873,411. This increase was attributable to net income from operations of $35,511,122, coupled with additional sales of 159,603.8158 Redeemable Units of limited partnership totaling $159,787,000 and 1,566.9003 General Partner Unit equivalents totaling $1,570,000, which was partially offset by the redemption of 5,382.6064 Redeemable Units of Limited Partnership totaling $5,533,969. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.


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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the three months ended March 31, 2004, the Partnership Net Asset Value per Redeemable Unit increased 9.3% from $967.61 to $1,057.85. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended March 31, 2004 of $49,962,283. Gains were primarily attributable to the trading of commodity contracts in energy, grains, livestock, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, softs and indices.

     The Partnership had a strong first quarter as the financial and commodity trends that had carried performance in 2003 continued into the first quarter provided the primary basis for profits. The major contributors to performance were lower interest rates both in the U.S. and internationally and continued upward trends in commodity prices, particularly for base metals, energy, and grains.

     The commodity markets, particularly grains and related contracts, produced nearly half the profits for the quarter. The demand for foodstocks from developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, also produced profitable trading. Silver and gold also were profitable for the quarter. Energy trading was also highly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the advisors.

     Additional profits were earned for positions in U.S. and international interest rate contracts in February and March. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisors but then began a sharp correction that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currency trading resulted in losses. Trading in stock market indices was unprofitable as the U.S. and global stock markets were directionless for the first quarter.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 was $714,769.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2004 were $6,516,785.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2004 were $1,986,778.

     Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $6,625,747.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest, lowest and average value at any point during three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $475,873,411. There has been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                   March 31, 2004

                                                                                    Year to Date
                                                                  ----------------------------------------------------
                                                      % of Total        High               Low              Average
Market Sector                Value at Risk        Capitalization    Value at Risk      Value at Risk      Value at Risk
------------------           ------------         --------------    -------------      -------------      -------------
Currencies:
-  Exchange Traded
   Contracts                    $ 2,342,467             0.49%        $6,776,046         $2,342,467         $3,675,961
-  OTC Contracts                  2,804,651             0.59%         4,714,654          1,193,312          3,436,978
Energy                           10,106,110             2.12%        10,566,950          5,005,454          8,631,670
Grains                            5,690,172             1.19%         5,690,172          2,376,496          4,602,184
Interest Rates U.S.               7,721,750             1.62%         8,686,020          2,427,725          7,102,800
Interest Rates Non-U.S.          15,159,432             3.19%        18,722,479          5,748,772         15,108,458
Metals:
-  Exchange Traded
   Contracts                      3,984,700             0.84%         3,984,700          1,334,500          2,646,900
-  OTC Contracts                    611,625             0.13%         3,198,200            536,875          1,432,237
Softs                             3,228,480             0.68%         3,851,204            802,515          2,525,954
Indices                           8,458,847             1.78%        20,048,293          6,303,012         11,377,738
Livestock                           502,200             0.11%           502,200            138,400            305,533
                               ------------             ----
Total                           $60,610,434            12.74%
                               ============            ======

Item 4. Controls and Procedures


     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Regulatory Matters.

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP.

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Mutual Funds.

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          For the period ended March 31, 2004,  there were  additional  sales of
          159,603.8158 Redeemable Units of Limited Partnership totaling $159,787,000 and contributions by the General Partner representing 1,566.9003 Units equivalents totaling $1,570,000.

          Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

         The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,     2,009.2388              $   975.68              N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February     1,073.6682               $1,060.48               N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004     2,299.6994               $1,058.83               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                              5,382.6064               $1,031.66               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.
                                       21

          Exhibit   -   31.1   -   Rule    13a-14(a)/15d-14(a)    Certification
          (Certification of President and Director)

          Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)    Certification
          (Certification of Chief Financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

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



CITIGROUP DIVERSIFIED FUTURES FUND L.P.


By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           -----------------------------
           David J. Vogel, President and Director

Date:      5/10/04
           ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Citigroup Managed Futures LLC
           (General Partner)


By:    /s/ David J. Vogel
           ---------------------
           David J. Vogel
           President and Director


Date:      5/10/04
           ---------


By:   /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     5/10/04

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                            /s/    David J. Vogel
                                                   --------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004

                                      /s/  Daniel R. McAuliffe, Jr.
                                           ------------------------
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

May 10, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/Daniel R. McAuliffe, Jr.
   ------------------------
   Daniel R. McAuliffe, Jr.
   Citigroup Managed Futures LLC
   Chief Financial Officer and Director

May 10, 2004