Form 10-Q
period 2004-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2004-08-06
CIK 1209709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For The Quarter Ended June 30, 2004

Commission File Number 333-110076

                     CITIGROUP DIVERSIFIED FUTURES FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      13-4224248
--------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Item 1.  Financial Statements:

                   Statements of Financial Condition
                   at June 30, 2004 and December 31, 2003
                   (unaudited).                                          3

                   Condensed Schedules of Investments
                   at June 30, 2004 and December 31, 2003
                   (unaudited).                                        4 - 5

                   Statements of Income and Expenses and Partners'
                   Capital for the three and six months ended June
                   30, 2004 and the period from May 1, 2003 to
                   June 30, 2003 (unaudited).                            6

                   Statements of Cash Flows for the three and six
                   months ended June 30, 2004 and the period from
                   May 1, 2003 to June 30, 2003 (unaudited).             7

                   Notes to Financial Statements
                   (unaudited).                                        8 - 13

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations.                         14 - 16

          Item 3.  Quantitative and Qualitative
                   Disclosures about Market Risk.                     17 - 18

          Item 4.  Controls and Procedures.                              19

PART II - Other Information      20

                                     PART I

                          Item 1. Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                        Statements of Financial Condition
                                   (Unaudited)

                                                            June 30,    December 31,
                                                              2004         2003
                                                         ---------------------------
Assets:

Equity in commodity futures trading account:
  Cash (restricted $70,292,782 and $51,477,101 in 2004
  and 2003, respectively)                                $589,883,355   $257,578,919
  Net unrealized appreciation on open future positions      2,000,084     17,800,021
  Unrealized appreciation on open forward positions         7,324,966     30,377,162
                                                         ------------   ------------
                                                          599,208,405    305,756,102
Interest receivable                                           408,830        156,623
                                                         ------------   ------------
                                                         $599,617,235   $305,912,725
                                                         ============   ============


Liabilities and Partners' Capital:

Liabilities:
 Unrealized depreciation on open forward positions       $ 14,710,793   $ 14,015,116
 Accrued expenses:
  Commissions                                               2,636,793      1,363,440
  Management fees                                             912,544        492,603
  Incentive fees                                                 --        3,882,573
  Other                                                       106,594        518,678
  Due to CGM                                                  408,823        504,682
 Redemptions payable                                        3,467,672        596,375
                                                         ------------   ------------
                                                           22,243,219     21,373,467
                                                         ------------   ------------

Partners' Capital:
General Partner, 6,432.4272 and 2,948.5938 Unit
 equivalents outstanding in 2004 and 2003,
 respectively                                               5,750,075      2,853,089
Limited Partners, 639,455.0364 and 291,114.1310
 Redeemable Units of Limited Partnership Interest
 outstanding in 2004 and 2003, respectively               571,623,941    281,686,169
                                                         ------------   ------------
                                                          577,374,016    284,539,258
                                                         ------------   ------------
                                                         $599,617,235   $305,912,725
                                                         ============   ============



See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)
Sector                           Contract                                                 Fair Value
  -------------------------------- -------------------------------------------------  --------------------
  Currencies                       Futures contracts purchased  0.25%                         $ 1,436,372
                                   Futures contracts sold  (0.01)%                                (59,500)
                                                                                      --------------------
                                     Total futures contracts 0.24%                              1,376,872

                                   Unrealized appreciation on forward contracts 0.20%           1,171,335
                                   Unrealized depreciation on forward contracts (0.77)%        (4,467,411)
                                                                                      --------------------
                                     Total forward contracts  (0.57)%                          (3,296,076)
                                                                                      --------------------
    Total Currencies  (0.33)%                                                                  (1,919,204)
                                                                                      --------------------
  Energy                           Futures contracts purchased  0.13%                             725,776
                                   Futures contracts sold  0.01%                                   79,445
                                                                                      --------------------
    Total Energy  0.14%                                                                           805,221
                                                                                      --------------------
  Grains
                                   Futures contracts purchased  (0.00)%*                          (24,890)
                                   Futures contracts sold  0.30%                                1,771,004
                                                                                      --------------------
    Total Grains  0.30%                                                                         1,746,114
                                                                                      --------------------
  Interest Rates U.S.
                                   Futures contracts purchased  0.03%                             196,331
                                   Futures contracts sold  (0.49)%                             (2,856,048)
                                                                                      --------------------
    Total Interest Rates U.S. (0.46)%                                                          (2,659,717)
                                                                                      --------------------
  Interest Rates Non-U.S.
                                   Futures contracts purchased 0.08%                              491,642
                                   Futures contracts sold  (0.63)%                             (3,653,912)
                                                                                      --------------------
    Total Interest Rates Non-U.S.  (0.55)%                                                     (3,162,270)
                                                                                      --------------------
  Total Livestock  (0.06)%         Futures contracts purchased (0.06)%                           (349,420)
                                                                                      --------------------
  Metals
                                   Futures contracts sold (0.00)%*                                (16,063)
                                                                                      --------------------

                                   Unrealized appreciation on forward contracts 1.06%           6,153,631
                                   Unrealized depreciation on forward contracts(1.77)%        (10,243,382)
                                                                                      --------------------
                                     Total forward contracts (0.71)%                           (4,089,751)
                                                                                      --------------------
    Total Metals (0.71)%                                                                       (4,105,814)
                                                                                      --------------------
  Softs
                                   Futures contracts purchased  (0.10)%                          (595,601)
                                   Futures contracts sold  0.58%                                3,347,438
                                                                                      --------------------
    Total Softs  0.48%                                                                          2,751,837
                                                                                      --------------------
  Indices
                                   Futures contracts purchased  0.27%                           1,571,023
                                   Futures contracts sold  (0.01)%                                (63,513)
                                                                                      --------------------
    Total Indices   0.26%                                                                       1,507,510
                                                                                      --------------------

Total Fair Value  (0.93)%                                                                     $(5,385,743)
                                                                                      ====================
                                                                                        % of Investments
  Country Composition                         Investments at Fair Value                  at Fair Value
  -------------------------------- -------------------------------------------------  --------------------
  Australia                                           $                     195,541                  3.63%
  Canada                                                                     (5,332)                (0.10)
  Germany                                                                  (379,912)                (7.06)
  France                                                                    (20,813)                (0.39)
  Hong Kong                                                                 (21,059)                (0.39)
  Italy                                                                      12,557                  0.23
  Japan                                                                    (712,041)               (13.22)
  Spain                                                                      (8,134)                (0.15)
  United Kingdom                                                         (4,745,153)               (88.11)
  United States                                                             298,603                  5.54
                                   -------------------------------------------------  --------------------
                                                    $                    (5,385,743)               100.00%
                                   =================================================  ====================
  Percentages are based on Partners' capital unless otherwise indicated
  * Due to rounding
  See Accompanying Notes to Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)
               Sector                                       Contract                                      Fair Value
-------------------------------------    ------------------------------------------------------   ---------------------
Currencies                                       Futures contracts purchased  2.51%                       $7,150,913

                                                 Unrealized appreciation on forward contracts 3.53%       10,050,285
                                                 Unrealized depreciation on forward contracts (1.18)%     (3,361,363)
                                                                                                          ----------
                                                   Total forward contracts 2.35%                           6,688,922
                                                                                                          ----------
  Total Currencies  4.86%                                                                                 13,839,835
                                                                                                          ----------

Total Energy  0.32%                              Futures contracts purchased  0.32%                          918,336
                                                                                                          ----------
Grains
                                                 Futures contracts purchased  1.48%                        4,215,187
                                                 Futures contracts sold  (0.04)%                            (121,489)
                                                                                                          ----------
  Total Grains  1.44%                                                                                      4,093,698
                                                                                                          ----------

Total Interest Rates U.S. (0.28)%                Futures contracts purchased  (0.28)%                       (804,802)
                                                                                                          ----------

  Total Interest Rates Non-U.S. 0.04%            Futures contracts purchased  0.04%                          112,457
                                                                                                          ----------

Total Livestock  0.02%                           Futures contracts sold  0.02%                                63,740
                                                                                                          ----------

Metals                                           Futures contracts purchased  1.16%                        3,300,370

                                                 Unrealized appreciation on forward contracts  7.14%      20,326,877
                                                 Unrealized depreciation on forward contracts (3.74)%    (10,653,753)
                                                                                                         -----------
                                                   Total forward contracts 3.40%                           9,673,124
                                                                                                          ----------
  Total Metals  4.56%                                                                                     12,973,494
                                                                                                          ----------

Softs                                            Futures contracts purchased  (0.17)%                       (496,910)
                                                 Futures contracts sold  (0.03)%                             (99,097)
                                                                                                          ----------
  Total Softs  (0.20)%                                                                                      (596,007)
                                                                                                          ----------

Indices                                          Futures contracts purchased  1.31%                        3,720,687
                                                 Futures contracts sold  (0.06)%                            (159,371)
                                                                                                          ----------
  Total Indices  1.25%                                                                                     3,561,316
                                                                                                          ----------

Total Fair Value  12.01%                                                                                 $34,162,067
                                                                                                          ===========
                                           Investments              % of Investments
Country Composition                       at Fair Value              at Fair Value
--------------------------           -------------------------- --------------------------
Australia                               $      50,709                      0.15%
France                                         57,661                      0.17
Germany                                       822,316                      2.41
Hong Kong                                       7,677                      0.02
Japan                                          29,424                      0.09
Spain                                         124,523                      0.36
United Kingdom                             10,395,703                     30.43
United States                              22,674,054                     66.37
                                     -------------------------- --------------------------
                                          $34,162,067                    100.00%
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

                     Citigroup Diversified Futures Fund L.P.
             Statement of Income and Expenses and Partners' Capital
                                   (Unaudited)



                                                                          Period From
                                                                          May 1, 2003
                                                        Three Months    (Commencement of    Six Months
                                                           Ended       Trading Operations)    Ended
                                                       June 30, 2004    To June 30, 2003  June 30, 2004
                                                     --------------------------------------------------
Income:
  Net losses on trading of commodity futures:
  Realized gains (losses) on closed positions         $ (35,628,927)   $  (1,905,306)   $   5,803,009
  Change in unrealized losses on open
   positions                                            (48,078,157)      (3,107,544)     (39,547,810)
                                                      -------------    -------------    -------------
                                                        (83,707,084)     (33,744,801)      (5,012,850)
  Interest income                                         1,064,482           84,276        1,779,251
                                                      -------------    -------------    -------------
                                                        (82,642,602)      (4,928,574)     (31,965,550)
                                                      -------------    -------------    -------------
Expenses:
  Brokerage commissions and including clearing fees
   of $356,690, $20,316 and $671,052, respectively        8,695,357          606,034       15,212,142
  Management fees                                         2,614,225          196,657        4,601,003
  Incentive fees                                               --               --          6,625,747
  Organizational costs                                         --             35,000             --
  Other                                                      92,361           53,052          128,981
                                                      -------------    -------------    -------------
                                                         11,401,943          890,743       26,567,873
                                                      -------------    -------------    -------------

Net loss                                                (94,044,545)     (58,533,423)      (5,819,317)

Additions  - Limited Partners                           203,195,000       46,308,000      362,982,000
           - General Partner                              1,910,000          466,000        3,480,000
Redemptions - Limited Partners                           (9,559,850)            --        (15,093,819)
                                                      -------------    -------------    -------------
  Net increase in Partners' capital                     101,500,605      292,834,758       40,954,683

Proceeds from offering - Limited Partners                      --         36,616,000             --
                      -  General Partner                       --            366,000             --
Offering costs                                                 --           (615,000)            --
Partners' capital, beginning of period                  475,873,411             --        284,539,258
                                                      -------------    -------------    -------------
Partners' capital, end of period                      $ 577,374,016    $  77,321,683    $ 577,374,016
                                                      =============    =============    =============
Net asset value per Unit
  (645,887.4636 and 80,748.7843 Units outstanding at
  June 30, 2004 and 2003, respectively)               $      893.92    $      957.56    $      893.92
                                                      =============    =============    =============
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     (163.93)   $      (25.81)   $      (73.69)
                                                      =============    =============    =============

Redemption Net asset value per Unit                   $      894.53    $      965.22    $      894.53
                                                      =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements

                     Citigroup Diversified Futures Fund L.P.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                       For the period from
                                                                                            May 1, 2003
                                                                                         (commencement of
                                                                         Three months   trading operations)  Six months
                                                                         ended June 30,     to June 30,     ended June 30,
                                                                       -------------------------------------------------
                                                                              2004              2003            2004
                                                                       -------------------------------------------------
Cash flows from operating activities:
    Net loss                                                             $ (94,044,545)   $  (5,819,317)   $ (58,533,423)
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Changes in operating assets and liabilities:
                 Net unrealized appreciation on open futures positions      39,069,854        2,155,668       15,799,937
                 Unrealized appreciation on open forward contracts           9,429,390         (477,296)      23,052,196
                 Increase in interest receivable                              (100,388)         (56,164)        (252,207)
            Liabilities:
                 Unrealized appreciation (depreciation) on open forward
                  contracts                                                   (421,087)       1,429,172          695,677
             Accrued expenses:
                 Increase in commissions                                       358,976          354,734        1,273,353
                 Increase in management fees                                   121,193          128,332          419,941
                 Decrease in incentive fees                                 (6,625,747)            --         (3,882,573)
                 Increase (decrease) in due to CGM                             (48,411)         631,956          (95,859)
                 Increase (decrease) in other                                 (413,076)          52,976         (412,084)
             Increase in redemptions payable                                 1,032,681             --          2,871,297
                                                                         -------------    -------------    -------------
             Net cash used in operating activities                         (51,641,160)      (1,599,939)     (19,063,745)
                                                                         -------------    -------------    -------------

Cash flows from financing activities:

    Proceeds from additions Limited Partners                               203,195,000       46,308,000      362,982,000
    Proceeds from additions General Partners                                 1,910,000          466,000        3,480,000
    Payments for redemptions                                                (9,559,850)          --          (15,093,819)
    Payments for offering costs                                                   --           (615,000)              --
                                                                         -------------    -------------    -------------
             Net cash provided by (used in) financing activities           195,545,150       46,159,000      351,368,181
                                                                         -------------    -------------    -------------

             Net change in cash                                            143,903,990       44,559,061      332,304,436
             Cash, at beginning of period                                  445,979,365       36,982,000      257,578,919
                                                                         -------------    -------------    -------------
             Cash, at end of period                                      $ 589,883,355    $  81,541,061    $ 589,883,355
                                                                         =============    =============    =============

See Accompanying Notes to the Unaudited Financial Statements.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

     Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 redeemable Units of limited partnership interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until May 1, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units of Limited Partnership Interest during the initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units of Limited Partnership Interest. The Partnership continues to offer Redeemable Units.

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect") and Capital Fund Management S.A. ("CFM") (each an Advisor and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2004 and the period May 1, 2003 to June 30, 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and the period May 1, 2003 (commencement of trading operations) to June 30, 2003 were as follows:



                                                                      May 1, 2003
                                                   Three Months     (commencement of      Six Months
                                                   Ended june 30,   trading operations)  Ended June 30,
                                                       2004         to June 30, 2003         2004
                                                   ---------------------------------------------------
Net realized and unrealized gains (losses) *     $    (161.13)    $     (12.92)        $   (50.95)
Interest Income
                                                         1.80             1.46               3.58
Expenses **
                                                        (4.60)          (14.35)            (26.32)
                                                    ---------         ---------            -------
Decrease for the period                               (163.93)          (25.81)            (73.69)

Net Asset Value per Redeemable Unit,
 beginning of period                                 1,057.85          1,000.00             967.61

Offering cost adjustment                                  --             (16.63)               --
                                                    ---------          ---------           -------
Net Asset Value per Redeemable Unit,
 end of period                                   $     893.92     $      957.56         $   893.92
                                                    =========         =========            =======

Redemption/subscription value per
 Redeemable Unit versus
 Net Asset Value per Redeemable Unit                     0.61              7.66               0.61
                                                    ---------          ---------            -------

Redemption/subscription value per
 Redeemable Unit,
 end of period ***                               $     894.53      $     965.22         $   894.53
                                                    =========         =========            =======

*   Includes brokerage commissions
**  Excludes brokerage commissions
***  For  the  purpose  of a  redemption/subscription,  any  remaining  deferred
     liability   for   reimbursementof    offering   costs   will   not   reduce
     redemption/subscription net asset value.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                                                      May 1, 2003
                                                   (commencement of
                                   Three Months    trading operations)  Six Months
                                   Ended June 30,     to June 30,      Ended June 30,
                                       2004              2004             2004
                                   ---------------   ---------          ----------
Ratios to average net assets:****

Net investment loss before
  incentive fees *****                 (7.9)%          (9.4)%             (8.1)%
                                        ====            ====              ====

Operating expense                       8.7%            10.4%              8.9%
Incentive fees                           - %              - %              1.5%
                                       ----             ----               ----
Total expenses                          8.7%            10.4%             10.4%
                                       ====             ====               ====

Total return:
Total return before incentive fees    (15.5)%          (2.6)%             (6.6)%
Incentive fee                             - %             - %             (1.1)%
                                        ----            ----               ----
Total return after incentive fees     (15.5)%          (2.6)%             (7.6)%
                                        ====            ====               ====

     **** Annualized  (other than  incentive  fees)
     ***** Interest income less total expenses (exclusive of incentive fees)
     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     As of June 30, 2004, $241,177 of these costs have been reimbursed to CGM by the Partnership.

     In addition, the Partnership has recorded interest expense of $25,926 through June 30, 2004 which is included in other expenses.

     The remaining deferred liability for these costs due to CGM of $408,823 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six months ended June 30, 2004 and during the period from May 1, 2003 through December 31, 2003 based on a monthly calculation, were $20,144,173 and
$15,744,707, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003 were $(5,385,743) and $34,162,067, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

                     Citigroup Diversified Futures Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital increased 102.9% from $284,539,258 to $577,374,016. This increase was attributable to additional sales of 364,002.7689 Redeemable Units of limited partnership totaling $362,982,000 and 3,483.8334 General Partner Unit equivalents totaling $3,480,000, which was partially offset by a net loss from operations of $58,533,423 coupled with the redemption of 15,661.8635 Redeemable Units of Limited Partnership totaling $15,093,819. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.


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


Results of Operations

     During the three months ended June 30, 2004, the Partnership Net Asset Value per Redeemable Unit decreased 15.5% from $1,057.85 to $893.92. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended June 30, 2004 of $83,707,084. Losses were primarily attributable to the trading of commodity contracts in currencies, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in energy and softs.

     During the six months ended June 30, 2004, the Partnership Net Asset Value per Redeemable Unit decreased 7.6% from $967.61 to $893.92. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $33,744,801. Losses were primarily attributable to currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains and livestock.

     The lack of persistent trends resulted in a difficult environment for the Advisors, which began precisely as the second quarter got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for Advisors resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected US economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in nearly all market sectors was unprofitable for the Partnership except in the energy sector, base metals, and longer-term European interest rates. The Asian interest rate and currency markets, global stock indices and precious metals were the primary contributors to the losses while trading in crude oil, cotton, soybeans and copper provided some profits for the Partnership as prices continued in upward trends.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 totaled $1,064,482 and $1,779,251 respectively.

     Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 totaled $8,695,357 and $15,212,142, respectively.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2004 totaled $2,614,225 and $4,601,003, respectively.

     Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $6,625,747, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value, during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $577,374,016. There has been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                  June 30, 2004
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                June 30, 2004
                                                                               --------------------------------------------
                                                                  % of Total        High           Low         Average
Market Sector                                    Value at Risk  Capitalization  Value at Risk  Value at Risk Value at Risk
---------------------------------------------------------------------------------------------------------------------------
Currencies:
   -Exchange Traded Contracts                        $  2,907,854        0.50%    $ 6,776,046    $ 2,342,467   $ 3,035,811
   -OTC Contracts                                       4,263,968        0.74%      7,106,220      1,193,312     4,839,661
Energy                                                  8,748,004        1.52%     15,596,737      8,285,920    11,578,321
Grains                                                  2,573,352        0.45%      6,367,828      1,736,123     2,802,448
Interest Rates U.S.                                     5,261,280        0.91%     10,822,975      3,967,650     6,130,460
Interest Rates Non -U.S.                               14,461,000        2.50%     20,680,782      7,961,913    11,592,918
Livestock                                                 716,000        0.12%        716,000        532,800       600,467
Metals
   -Exchange Traded Contracts                           1,287,000        0.22%      4,937,100      1,189,000     1,831,667
   -OTC Contracts                                       3,459,390        0.60%      3,459,390        502,700     2,283,821
Softs                                                   4,021,698        0.70%      4,976,250      2,752,406     3,455,400
Indices                                                12,970,991        2.25%     15,380,796      3,953,380     8,156,682
                                              ---------------------------------
Total                                                $ 60,670,537       10.51%
                                              =================================


Item 4. Controls and Procedures


     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     For the three months ended June 30, 2004, there were additional sales of 204,398.9529 Redeemable Units of Limited Partnership totaling $203,195,000 and contributions by the General Partner representing 1,916.9333 Units equivalents totaling $1,910,000.

     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

         The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 -                        2,226.0168                965.65         N/A                    N/A
April 30, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 -                          4,177.0527                943.96         N/A                    N/A
May 31, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 -                         3,876.1876                894.53         N/A                    N/A
June 30, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                                 10,279.2571               $934.71         N/A                    N/A
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
               President and Director).

          Exhibit - 32.2 - Section 1350  Certification  (Certification  of Chief
               Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




By:        Citigroup Managed Futures LLC
           (General Partner)


By:        /s/ David J. Vogel
           ---------------------
           David J. Vogel
           President and Director


Date:      8/06/04


By:       /s/ Daniel R. McAuliffe, Jr.
          -------------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director

Date:     8/06/04

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

         Date: August 6, 2004
                                               /s/ David J. Vogel
                                                   -------------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 6, 2004
                                         /s/ Daniel R. McAuliffe, Jr.
                                            ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date: August 6, 2004
      ---------------

/s/ David J. Vogel
    ---------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Citigroup Diversified Futures Fund L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 6, 2004
      ---------------

/s/ Daniel R. McAuliffe, Jr.
-----------------------
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director