Form 10-Q/A
period 2004-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2004-08-13
CIK 1209709

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
                                                     --------------------------------------------------
Income:
  Net losses on trading of commodity futures:
  Realized gains (losses) on closed positions         $ (35,628,927)   $  (1,905,306)   $   5,803,009
  Change in unrealized losses on open
   positions                                            (48,078,157)      (3,107,544)     (39,547,810)
                                                      -------------    -------------    -------------
                                                        (83,707,084)      (5,012,850)     (33,744,801)
  Interest income                                         1,064,482           84,276        1,779,251
                                                      -------------    -------------    -------------
                                                        (82,642,602)      (4,928,574)     (31,965,550)
                                                      -------------    -------------    -------------
Expenses:
  Brokerage commissions and including clearing fees
   of $356,690, $20,316 and $671,052, respectively        8,695,357          606,034       15,212,142
  Management fees                                         2,614,225          196,657        4,601,003
  Incentive fees                                               --               --          6,625,747
  Organizational costs                                         --             35,000             --
  Other                                                      92,361           53,052          128,981
                                                      -------------    -------------    -------------
                                                         11,401,943          890,743       26,567,873
                                                      -------------    -------------    -------------

Net loss                                                (94,044,545)      (5,819,317)     (58,533,423)

Additions  - Limited Partners                           203,195,000       46,308,000      362,982,000
           - General Partner                              1,910,000          466,000        3,480,000
Redemptions - Limited Partners                           (9,559,850)            --        (15,093,819)
                                                      -------------    -------------    -------------
  Net increase in Partners' capital                     101,500,605       40,954,683      292,834,758

Proceeds from offering - Limited Partners                        --       36,616,000               --
                      -  General Partner                         --          366,000               --
Offering costs                                                   --         (615,000)              --
Partners' capital, beginning of period                  475,873,411             --        284,539,258
                                                      -------------    -------------    -------------
Partners' capital, end of period                      $ 577,374,016    $  77,321,683    $ 577,374,016
                                                      =============    =============    =============
Net asset value per Unit
  (645,887.4636 and 80,748.7843 Redeemable
   Units outstanding at June 30, 2004 and
   2003, respectively)                                $      893.92    $      957.56    $      893.92
                                                      =============    =============    =============
Net loss per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     (163.93)   $      (25.81)   $      (73.69)
                                                      =============    =============    =============

Redemption Net asset value per Unit                   $      894.53    $      965.22    $      894.53
                                                      =============    =============    =============

See Accompanying Notes to Unaudited Financial Statements


                                       6