Form 10-Q
period 2004-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2004-11-09
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

Commission File Number 333-110076

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
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

Yes X     No

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited).	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and, the period from May 1, 2003 (Commencement of trading operations) to September 30, 2003 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and the period from May 1, 2003 (Commencement of trading operations) to September 30, 2003 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15 – 16
Item 4.	Controls and Procedures.	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $115,381,148 and $51,477,101 in 2004 and 2003, respectively)	$653,098,133	$257,578,919
Net unrealized appreciation on open futures positions	49,151,669	17,800,021
Unrealized appreciation on open forward contracts	21,416,905	30,377,162
	723,666,707	305,756,102
Interest receivable	674,200	156,623
	$724,340,907	$305,912,725
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$22,922,292	$14,015,116
Accrued expenses:
Commissions	3,162,053	1,363,440
Management fees	1,091,980	492,603
Incentive fees	—	3,882,573
Other	336,446	518,678
Due to CGM	359,319	504,682
Redemptions payable	9,925,361	596,375
	37,797,451	21,373,467
Partners' Capital:
General Partner, 7,896.8483 and 2,948.5938 Unit equivalents outstanding in 2004 and 2003, respectively	6,991,396	2,853,089
Limited Partners, 767,557.4295 and 291,114.1310 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	679,552,060	281,686,169
	686,543,456	284,539,258
	$724,340,907	$305,912,725

See Accompanying Notes to Unaudited Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.77%	$5,255,047
	Futures contracts sold (0.46)%	(3,155,957)
	Total futures contracts 0.31%	2,099,090
	Unrealized appreciation on forward contracts 0.72%	4,938,527
	Unrealized depreciation on forward contracts (0.62)%	(4,248,879)
	Total forward contracts 0.10%	689,648
Total Currencies 0.41%		2,788,738
Total Energy 2.38%	Futures contracts purchased 2.38%	16,305,959
Total Grains 1.96%	Futures contracts sold 1.96%	13,456,879
Interest Rates U.S.
	Futures contracts purchased 0.20%	1,407,652
	Futures contracts sold (0.00)%*	(13,259)
Total Interest Rates U.S. 0.20%		1,394,393
Interest Rates Non-U.S.
	Futures contracts purchased 1.50%	10,275,097
	Futures contracts sold (0.01)%	(33,830)
Total Interest Rates Non-U.S. 1.49%		10,241,267

Total Livestock (0.01)%	Futures contracts purchased (0.01)%	(60,210)
Metals
	Futures contracts sold 0.65%	4,480,789
	Futures contracts sold (0.05)%	(350,100)
	Total futures contracts 0.60%	4,130,689
	Unrealized appreciation on forward contracts 2.40%	16,478,378
	Unrealized depreciation on forward contracts (2.72)%	(18,673,413)
	Total forward contracts (0.32)%	(2,195,035)
Total Metals 0.28%		1,935,654
Softs
	Futures contracts purchased 0.08%	576,242
	Futures contracts sold 0.08%	515,900
Total Softs 0.16%		1,092,142
Indices
	Futures contracts purchased 0.06%	417,697
	Futures contracts sold 0.01%	73,763
Total Indices 0.07%		491,460
Total Fair Value 6.94%		$47,646,282

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$240,517	0.50%
Canada	92,242	0.20
Germany	3,181,330	6.67
France	(66,914)	(0.14)
Hong Kong	(1,231)	(0.00)
Italy	(9,096)	(0.02)
Japan	5,063,578	10.63
Netherlands	583	0.00 *
Spain	(19,887)	(0.04)
United Kingdom	4,402,462	9.24
United States	34,762,698	72.96
	$47,646,282	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies	Futures contracts purchased 2.51%	$7,150,913

	Unrealized appreciation on forward contracts 3.53%	10,050,285
	Unrealized depreciation on forward contracts (1.18)%	(3,361,363)
	Total forward contracts 2.35%	6,688,922
Total Currencies 4.86%		13,839,835

Total Energy 0.32%	Futures contracts purchased 0.32%	918,336

Grains	Futures contracts purchased 1.48%	4,215,187
	Futures contracts sold (0.04)%	(121,489)
Total Grains 1.44%		4,093,698

Total Interest Rates U.S. (0.28)%	Futures contracts purchased (0.28)%	(804,802)

Total Interest Rates Non-U.S. 0.04%	Futures contracts purchased 0.04%	112,457

Total Livestock 0.02%	Futures contracts sold 0.02%	63,740

Metals	Futures contracts purchased 1.16%	3,300,370

	Unrealized appreciation on forward contracts 7.14%	20,326,877
	Unrealized depreciation on forward contracts (3.74)%	(10,653,753)
	Total forward contracts 3.40%	9,673,124
Total Metals 4.56%		12,973,494

Softs	Futures contracts purchased (0.17)%	(496,910)
	Futures contracts sold (0.03)%	(99,097)
Total Softs (0.20)%		(596,007)

Indices	Futures contracts purchased 1.31%	3,720,687
	Futures contracts sold (0.06)%	(159,371)
Total Indices 1.25%		3,561,316

Total Fair Value 12.01%		$34,162,067

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$50,709	0.15%
France	57,661	0.17
Germany	822,316	2.41
Hong Kong	7,677	0.02
Japan	29,424	0.09
Spain	124,523	0.36
United Kingdom	10,395,703	30.43
United States	22,674,054	66.37
	$34,162,067	100.00%

Percentages are based on Partners' capital unless otherwise indicated

See Accompanying Notes to Unaudited Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from May 1, 2003 (commencement of trading operations) to September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(46,270,037)	$(26,538,083)	$(40,467,028)	$(28,443,389)
Change in unrealized gains on open positions	53,032,025	20,217,930	13,484,215	17,110,386
	6,761,988	(6,320,153)	(26,982,813)	(11,333,003)
Interest income	1,796,612	273,949	3,575,863	358,225
	8,558,600	(6,046,204)	(23,406,950)	(10,974,778)
Expenses:
Brokerage commissions and including clearing fees of $429,549, $84,622, $1,414,963 and $104,938, respectively	10,547,696	2,432,180	25,759,838	3,038,214
Management fees	3,171,212	785,384	7,772,215	982,041
Incentive fees	—	—	6,625,747	—
Organizational costs	—	—	—	22,090
Other expenses	269,265	141,647	398,246	194,699
	13,988,173	3,359,211	40,556,046	4,237,044
Net loss	(5,429,573)	(9,405,415)	(63,962,996)	(15,211,822)

Additions – Limited Partners	133,081,000	115,022,000	496,063,000	161,330,000
– General Partner	1,295,000	1,200,000	4,775,000	1,666,000
Redemptions – Limited Partners	(19,776,987)	(550,675)	(34,870,806)	(550,675)
Net increase in Partners' capital	109,169,440	106,265,910	402,004,198	147,233,503
Partners' capital, beginning of period	577,374,016	77,321,683	284,539,258	36,354,090

Partners' capital, end of period	$686,543,456	$183,587,593	$686,543,456	$183,587,593
Net asset value per Redeemable Unit (775,454.2778 and 204,993.8635 Redeemable Units outstanding at September 30, 2004 and 2003, respectively)	$885.34	$895.58	$885.34	$895.58
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(8.58)	$(45.35)	$(82.27)	$(87.79)

Redemption/Subscription value per Redeemable Unit	$885.79	$898.19	$885.79	$898.19

See Accompanying Notes to Unaudited Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from May 1, 2003 (commencement of trading operations) to September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net loss	$(5,429,573)	$(9,405,415)	$(63,962,996)	$(15,211,822)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/ depreciation on open futures positions	(47,151,585)	(16,042,810)	(31,351,648)	(13,887,142)
(Increase) decrease in unrealized appreciation on open forward contracts	(14,091,939)	(5,528,169)	8,960,257	(6,005,465)
(Increase) decrease in interest receivable	(265,370)	(49,770)	(517,577)	(105,934)
Increase (decrease) in unrealized depreciation on open forward contracts	8,211,499	1,353,049	8,907,176	2,782,221
Accrued expenses:
Increase (decrease) in commissions	525,260	484,742	1,798,613	839,476
Increase (decrease) in management fees	179,436	175,254	599,377	303,586
Increase (decrease) in incentive fees	—	—	(3,882,573)	—
Increase (decrease) in due to CGM	(49,504)	(44,920)	(145,363)	(40,874)
Increase (decrease) in other	229,852	130,043	(182,232)	183,019
Increase (decrease) in redemptions payable	6,457,689	255,029	9,328,986	255,029
Net cash provided by (used in) operating activities	(51,384,235)	(28,672,967)	(70,447,980)	(30,887,906)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	133,081,000	115,022,000	496,063,000	161,330,000
Proceeds from additions – General Partner	1,295,000	1,200,000	4,775,000	1,666,000
Payments for redemptions	(19,776,987)	(550,675)	(34,870,806)	(550,675)
Net cash provided by (used in) financing activities	114,599,013	115,671,325	465,967,194	162,445,325
Net change in cash	63,214,778	86,998,358	395,519,214	131,557,419
Cash, at beginning of period	589,883,355	81,541,061	257,578,919	36,982,000
Cash, at end of period	$653,098,133	$168,539,419	$653,098,133	$168,539,419

See Accompanying Notes to Unaudited Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
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

Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 redeemable Units of limited partnership interest ("Redeemable Units") were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until May 1, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units of Limited Partnership Interest during the initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units of Limited Partnership Interest. As of October 7, 2004, the Partnership was authorized to sell an additional 1,000,000 Redeemable Units of Limited Partnership Interest. The Partnership continues to offer Redeemable Units.

On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect") and Capital Fund Management S.A. ("CFM") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended September 30, 2004, and 2003, the nine months ended September 30, 2004 and the period May 1, 2003 to September 30, 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended September 30, 2004 and 2003, the nine months ended Spetember 30, 2004 and the period May 1, 2003 (commencement of trading operations) to September 30, 2003 were as follows:

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30, 2004	May 1, 2003 (commencement of trading operations) to September 30, 2003
	2004	2003
Net realized and unrealized gains (losses)*	$(6.39)	$(41.65)	$(57.34)	$(71.36)
Interest Income	2.38	1.60	5.96	3.06
Expenses **	(4.57)	(5.30)	(30.89)	(19.49)
Decrease for the period	(8.58)	(45.35)	(82.27)	(87.79)
Net Asset Value per Redeemable Unit, beginning of period	893.92	957.56	967.61	1,000.00
Offering cost adjustment	—	(16.63)	—	(16.63)
Net Asset Value per Redeemable Unit, end of period	$885.34	$895.58	$885.34	$895.58
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.45	2.61	0.45	2.61
Redemption/subscription value per Redeemable Unit, end of period ***	$885.79	$898.19	$885.79	$898.19

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended September 30,		Nine Months Ended September 30, 2004	May 1, 2003 (commencement of trading operations) to September 30, 2003
	2004	2003
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.7)%	(9.0)%	(7.9)%	(9.0)%
Operating expense	8.8%	9.8%	8.9%	9.8%
Incentive fees	—%	—%	1.3%	—%
Total expenses	8.8%	9.8%	10.2%	9.8%
Total return:
Total return before incentive fees	(1.0)%	(4.7)%	(7.6)%	(8.8)%
Incentive fees	—%	—%	(0.9)%	—%
Total return after incentive fees	(1.0)%	(4.7)%	(8.5)%	(8.8)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

3.    Offering Costs:

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 equal monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of September 30, 2004, $290,681 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $29,955 through September 30, 2004, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $359,319 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine months ended September 30, 2004 and during the period from May 1, 2003 through December 31, 2003 based on a monthly calculation, were $21,236,737 and $15,744,707, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003 were $47,646,282 and $34,162,067, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital increased 141.3% from $284,539,258 to $686,543,456. This increase was attributable to additional sales of 514,585.2699 Redeemable Units of limited partnership totaling $496,063,000 and 4,948.2545 General Partner Unit equivalents totaling $4,775,000, which was partially offset by a net loss from operations of $63,962,996 coupled with the redemption of 38,141.9714 Redeemable Units of Limited Partnership totaling $34,870,806. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the three months ended September 30, 2004, the Partnership Net Asset Value per Redeemable Unit decreased 1.0% from $893.92 to $885.34 as compared to a decrease of 6.5% in the three months ended September 30, 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended September 30, 2004 of $6,761,988. Gains were primarily attributable to the trading of commodity contracts in energy, grains and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, livestock, metals, indices and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended September 30, 2003 of $6,320,153. Losses were primarily attributable to the trading of commodity contracts in currencies, livestock, metals, softs, indices and U.S. interest rates and were partially offset by gains in energy, grains and non-U.S. interest rates.

During the nine months ended September 30, 2004, the Partnership Net Asset Value per Redeemable Unit decreased 8.5% from $967.61 to $885.34 as compared to a decrease of 10.4% in the period from May 1, 2003 (commencement of trading operations) through September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $26,982,813. Losses were primarily attributable to currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees during the period May 1, 2003 to September 30, 2003 of $11,333,003. Losses were primarily attributable to currencies, metals, softs, indices, U.S. and non-U.S. interest rates and were partially offset by gains in energy, grains and livestock.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisors. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market-driven lower long-term interest rates. Trading in non-U.S. interest rate markets was profitable. Trading in global stock market indices was also unprofitable for the Partnership's Advisors as the same lack of direction caused trends to be initiated and only a short time later to be reversed.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed to profits notably in September to bring the Partnership back to near flat for the quarter. Energy positions were profitable for all three months as crude oil hit successive highs each month ending September at over $50 per barrel. Trading in grains was profitable for the period while trading in metals and softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased $1,522,663 and $3,217,638, respectively, as compared to the three months ended September 30, 2003 and the period from May 1, 2003 (commencement of trading operations) to September 30, 2003. The increase is due to an increase in net assets and interest rates in 2004 as compared to 2003.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2004 increased $8,115,516 and $22,721,624, respectively, as compared to the three months ended September 30, 2003 and the period from May 1, 2003 (commencement of trading operations) to September 30, 2003. The increase is due to an increase in net assets in 2004 as compared to 2003.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2004 increased $2,385,828 and $6,790,174, respectively, as compared to the three months ended September 30, 2003 and the period from May 1, 2003 (commencement of trading operations) to September 30, 2003. The increase is due to an increase in net assets in 2004 as compared to 2003.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $6,625,747, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values, during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $686,543,456. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– Exchange Traded Contracts	$7,073,679	1.03%	$8,967,160	$1,877,712	$4,775,086
– OTC Contracts	7,818,332	1.14%	8,377,420	4,180,412	7,280,492
Energy	18,063,800	2.63%	18,063,800	7,585,979	12,551,104
Grains	4,376,213	0.64%	6,270,868	3,207,957	5,131,292
Interest Rates U.S.	10,328,090	1.50%	11,382,700	2,905,375	8,646,962
Interest Rates Non-U.S.	24,909,030	3.63%	26,128,642	13,568,958	21,983,257
Livestock	178,400	0.03%	936,000	163,200	342,267
Metals
– Exchange Traded Contracts	6,334,500	0.92%	7,055,500	1,321,000	4,930,333
– OTC Contracts	3,777,383	0.55%	5,594,103	2,564,835	4,117,991
Softs	3,087,816	0.45%	4,751,109	1,294,241	3,321,900
Indices	12,296,322	1.79%	17,866,799	7,108,341	13,406,837
Total	$98,243,565	14.31%

*	average of month-end values at risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item I, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

A fairness hearing will be held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The use of proceeds information is being disclosed for Registration Statement Nos. 333-102038 and 333-110076 and Post-Effective Amendment No. 1 to Registration Statement No. 333-110076, filed pursuant to Commission Rule 429, declared effective on March 27, 2003, December 4, 2003 and September 7, 2004, respectively.

For the account of the Partnership, the amount of Redeemable Units sold as of September 30, 2004 is 812,357.8289 and the aggregate offering price of the amount sold as of September 30, 2004 is $780,378,000.

From the effective date of the first Registration Statement to September 30, 2004, the net offering proceeds to the Partnership totaled $780,378,000.

From the effective date of the first Registration Statement to September 30, 2004 the amount of net offering proceeds to the Partnership for trading of commodity interests, including future contracts and forward contracts, totaled $780,378,000.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	5,317.7164	$884.89	N/A	N/A
August 1, 2004 - August 31, 2004	5,957.2971	$863.82	N/A	N/A
September 1, 2004 - September 30, 2004	11,205.0944	$885.79	N/A	N/A
Total	22,480.1079	$878.17	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

Exhibit – 31.1 - Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:
David J. Vogel President and Director
Date:	November 9, 2004
By:
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2004
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2004