Form 10-Q
period 2005-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2005-05-10
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

Yes X     No

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15 – 16
Item 4.	Controls and Procedures.	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$216,383,488	$57,073,106
Equity in commodity futures trading account:
Cash (restricted $108,003,873 and $119,287,343 in 2005 and 2004, respectively)	601,655,720	728,159,165
Net unrealized appreciation on open futures positions	22,031,628	19,416,585
Unrealized appreciation on open forward contracts	11,234,931	32,674,362
	851,305,767	837,323,218
Interest receivable	1,110,788	976,727
	$852,416,555	$838,299,945
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$18,734,334	$18,298,153
Accrued expenses:
Commissions	3,894,238	3,819,869
Management fees	1,352,305	1,328,919
Incentive fees	742,657	592,879
Other	289,251	123,131
Due to CGM	256,869	308,668
Redemptions payable	9,597,336	9,503,689
	34,866,990	33,975,308
Partners' Capitals:
General Partner, 8,799.7212 and 8,389.2459 Unit equivalents outstanding in 2005 and 2004, respectively	8,050,777	8,172,216
Limited Partners, 884,804.0022 and 817,298.4645 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	809,498,788	796,152,421
	817,549,565	804,324,637
	$852,416,555	$838,299,945

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.06)%	$(511,737)
	Futures contracts sold 0.17%	1,402,045
	Total futures contracts 0.11%	890,308

	Unrealized appreciation on forward contracts 0.38%	3,132,658
	Unrealized depreciation on forward contracts (1.58)%	(12,962,897)
	Total forward contracts (1.20)%	(9,830,239)
Total Currencies (1.09)%		(8,939,931)

Energy 1.74%	Futures contracts purchased 1.74%	14,256,291
Grains
	Futures contracts purchased 0.35%	2,857,164
	Futures contracts sold (0.19)%	(1,527,774)
Total Grains 0.16%		1,329,390
Interest Rates U.S.
	Futures contracts purchased (0.13)%	(1,065,751)
	Futures contracts sold 0.24%	1,933,166
Total Interest Rates U.S. 0.11%		867,415
Interest Rates Non-U.S.
	Futures contracts purchased 0.55%	4,466,758
	Futures contracts sold (0.34)%	(2,739,660)
Total Interest Rates Non-U.S. 0.21%		1,727,098
Metals
	Futures contracts purchased 0.13%	1,060,098
	Unrealized appreciation on forward contracts 0.99%	8,102,273
	Unrealized depreciation on forward contracts (0.71)%	(5,771,437)
	Total forward contracts 0.28%	2,330,836
Total Metals 0.41%		3,390,934
Softs
	Futures contracts purchased 0.78%	6,346,434
	Futures contracts sold 0.00%*	4,981
Total Softs 0.78%		6,351,415
Indices
	Futures contracts purchased (0.57)%	(4,636,628)
	Futures contracts sold 0.02%	186,241
Total Indices (0.55)%		(4,450,387)
Investment in Partnerships
	CMF Winton Master Fund L.P. 10.07%	82,281,880
	CMF Aspect Master Fund L.P. 16.40%	134,101,608
		216,383,488
Total Investment in Partnerships 26.47%
Total Fair Value 28.24%		$230,915,713

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$139,767	0.06%
Canada	41	0.00	*
France	158,789	0.07
Germany	(1,708,163)	(0.74)
Hong Kong	7,372	0.00	*
Italy	37,866	0.02
Japan	1,388,293	0.60
Netherlands	(390)	(0.00)	*
Spain	31,198	0.01
United Kingdom	5,665,187	2.45
United States	225,195,753	97.53
	$230,915,713	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.50%	$4,029,221
	Futures contracts sold 0.02%	180,119
	Total futures contracts 0.52%	4,209,340
	Unrealized appreciation on forward contracts 3.07%	24,692,776
	Unrealized depreciation on forward contracts (0.99)%	(7,952,347)
	Total forward contracts 2.08%	16,740,429
Total Currencies 2.60%		20,949,769
Energy
	Futures contracts purchased (0.15)%	(1,230,660)
	Futures contracts sold 0.39%	3,130,707
Total Energy 0.24%		1,900,047
Grains
	Futures contracts purchased (0.00)%*	(4,696)
	Futures contracts sold 0.12%	946,876
Total Grains 0.12%		942,180
Interest Rates U.S.
	Futures contracts purchased 0.05%	399,910
	Futures contracts sold 0.11%	916,168
Total Interest Rates U.S. 0.16%		1,316,078
Interest Rates Non-U.S.
	Futures contracts purchased 0.31%	2,491,234
	Futures contracts sold (0.01)%	(55,672)
Total Interest Rates Non-U.S. 0.30%		2,435,562
Livestock 0.02%	Futures contracts purchased 0.02%	169,360
Metals
	Futures contracts purchased (0.09)%	(737,507)
	Futures contracts sold (0.00)%*	(1,694)
	Total futures contracts (0.09)%	(739,201)
	Unrealized appreciation on forward contracts 0.99%	7,981,586
	Unrealized depreciation on forward contracts (1.28)%	(10,345,806)
	Total forward contracts (0.29)%	(2,364,220)
Total Metals (0.38)%		(3,103,421)
Softs
	Futures contracts purchased 0.50%	4,024,323
	Futures contracts sold (0.11)%	(853,639)
Total Softs 0.39%		3,170,684
Indices
	Futures contracts purchased 0.81%	6,521,468
	Futures contracts sold (0.06)%	(508,933)
Total Indices 0.75%		6,012,535
Investment in Partnership 7.10%	CMF Winton Master Fund L.P. 7.10%	57,073,106
Total Fair Value 11.30%		$90,865,900

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(285,013)	(0.31)%
Canada	382,184	0.42
France	(29,128)	(0.03)
Germany	1,682,279	1.85
Hong Kong	(8,600)	(0.01)
Italy	(2,066)	(0.00)*
Japan	546,833	0.60
Netherlands	136	0.00 *
Spain	313,024	0.34
United Kingdom	262,420	0.29
United States	88,003,831	96.85
	$90,865,900	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(35,043,235)	$41,431,936
Change in unrealized gains (losses) on open positions and investment in Partnerships	(1,688,784)	8,530,347
	(36,732,019)	49,962,283
Interest income	3,160,642	714,769
	(33,571,377)	50,677,052
Expenses:
Brokerage commissions and including clearing fees of $828,752 and $319,273, respectively	12,336,888	6,516,785
Management fees	3,804,597	1,986,778
Incentive fees	742,657	6,625,747
Other expenses	169,180	36,620
	17,053,322	15,165,930
Net income (loss)	(50,624,699)	35,511,122

Additions – Limited Partners	85,102,000	159,787,000
– General Partner	400,000	1,570,000
Redemptions – Limited Partners	(21,652,373)	(5,533,969)
Net increase in Partners' capital	13,224,928	191,334,153
Partners' capital, beginning of period	804,324,637	284,539,258

Partners' capital, end of period	$817,549,565	$475,873,411
Net asset value per Redeemable Unit (893,603.7234 and 449,850.8345 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$914.89	$1,057.85
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(59.24)	$90.24

Redemption/Subscription value per Redeemable Unit	$915.16	$1,058.83

See Accompanying Notes to Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(50,624,699)	$35,511,122
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(159,310,382)	—
(Increase) decrease in restricted cash	11,283,470	(21,280,448)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,615,043)	(23,269,917)
(Increase) decrease in unrealized appreciation on open forward contracts	21,439,431	13,622,806
(Increase) decrease in interest receivable	(134,061)	(151,819)
Increase (decrease) in unrealized depreciation on open forward contracts	436,181	1,116,764
Accrued expenses:
Increase (decrease) in commissions	74,369	914,377
Increase (decrease) in management fees	23,386	298,748
Increase (decrease) in incentive fees	149,778	2,743,174
Increase (decrease) in due to CGM	(51,799)	(47,448)
Increase (decrease) in other	166,120	992
Increase (decrease) in redemptions payable	93,647	1,838,616
Net cash provided by (used in) operating activities	(179,069,602)	11,296,967
Cash flows from financing activities:
Proceeds from additions – Limited Partners	85,102,000	159,787,000
Proceeds from additions – General Partner	400,000	1,570,000
Payments for redemptions – Limited Partners	(21,652,373)	(5,533,969)
Net cash provided by (used in) financing activities	63,849,627	155,823,031
Net change in cash	(115,219,975)	167,119,998
Unrestricted cash, at beginning of period	608,871,822	206,101,818
Unrestricted cash, at end of period	$493,651,847	$373,221,816

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect"), Capital Fund Management S.A. ("CFM") and Winton Capital Management Limited ("Winton") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005, and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses)*	$(57.52)	$110.18
Interest Income	3.58	1.78
Expenses **	(5.30)	(21.72)
Increase (decrease) for the period	(59.24)	90.24
Net Asset Value per Redeemable Unit, beginning of period	974.13	967.61
Net Asset Value per Redeemable Unit, end of period	$914.89	$1,057.85
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.27	0.98
Redemption/subscription value per Redeemable Unit, end of period ***	$915.16	$1,058.83

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended March 31,
	2005	2004
Ratios to average net assets:****
Net investment loss before incentive fees *****	(6.7)%	(8.3)%
Operating expenses	8.3%	9.1%
Incentive fees	0.1%	1.8%
Total expenses	8.4%	10.9%
Total return:
Total return before incentive fees	(6.0)%	10.8%
Incentive fees	(0.1)%	(1.5)%
Total return after incentive fees	(6.1)%	9.3%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)
(Continued)

due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 equal monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of March 31, 2005, $393,131 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $36,317 through March 31, 2005, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $256,869 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the three and twelve months ended March 31, 2005 and December 31, 2004 based on a monthly calculation, were $13,607,587 and $29,688,849, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004 were $14,532,225 and $33,792,794, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

5.    Investment in Partnerships:

On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master Fund L.P. ("Winton Master") a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of the Winton Master with a fair value of $57,471,493. The Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Winton Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the cash allocated to Aspect for trading was allocated to the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)
(Continued)

the Partnership is the General Partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Aspect Master are approximately the same and redemption rights are not affected.

The Winton Master's and Aspect Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of his capital contribution and undistributed profits, if any, from the Winton Master and Aspect Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investment presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Winton Master and Aspect Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At March 31, 2005, the Partnership owns 54.3% of the Winton Master and 68.9% of Aspect Master. The performance of the Partnership is directly affected by the performance of the Winton Master and Aspect Master. It is Winton's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in Winton Master and Aspect Master, respectively.

Summarized information reflecting the Partnership's investment in, and the operations of, the Winton Master and Aspect Master are as shown in the following table.

	March 31, 2005		For the three months ended March 31, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	10.1%	$82,281,880	$6,388,137	$122,483	$9,061	$6,256,593	Commodity Portfolio	Monthly
Aspect Master	16.4%	134,101,608	2,821,468	54,503	3,201	2,763,764	Commodity Portfolio	Monthly
Total		$216,383,488	$9,209,605	$176,986	$12,262	$9,020,357

	December 31, 2004		For the three months ended March 31, 2004
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	7.10%	$57,073,106	$—	$—	$—	$—	Commodity Portfolio	Monthly

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2005
(Unaudited)

6.    Financial Instrument Risks:

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital increased 1.6% from $804,324,637 to $817,549,565. This increase was attributable to additional sales of 91,319.2106 Redeemable Units of limited partnership totaling $85,102,000 and 410.4753 General Partner Unit equivalents totaling $400,000, which was partially offset by a net loss from operations of $50,624,699 coupled with the redemption of 23,813.6729 Redeemable Units of Limited Partnership totaling $21,652,373. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in Partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the three months ended March 31, 2005, the Partnership Net Asset Value per Redeemable Unit decreased 6.1% from $974.13 to $914.89 as compared to an increase of 9.3% in the three months ended March 31, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended March 31, 2005 of $36,732,019. Losses were primarily attributable to the trading of commodity contracts in currencies, livestock, metals, indices, grains and non-U.S. interest rates and were partially offset by gains in energy, U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended March 31, 2004 of $49,962,283. Gains were primarily attributable to the trading of commodity contracts in energy, grains, livestock, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, softs and indices.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas that had produced profits through much of the last third of 2004, initially weakened against advisors' positions, then later regained strength and ended being the most profitable sector for the quarter.

Alternatively, the U.S. dollar, which likewise had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in the Euro, British pound and Swiss franc chopped advisors' positions in both directions resulting in the greatest losses for the quarter. Trading in interest rate contracts was mixed while stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with the net effect being flat for the quarter.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased $2,445,873, as compared to the corresponding period in 2004. The increase is due to an increase in net assets and interest rates in 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2005 increased $5,820,103 as compared to the corresponding period in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2005 increased $1,817,819 as compared to the corresponding period in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2005 and 2004 resulted in incentive fees of $742,657 and $6,625,747, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values, during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $817,549,565. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– Exchange Traded Contracts	$2,369,989	0.29%	$5,440,156	$2,135,345	$2,911,438
– OTC Contracts	6,758,782	0.83%	19,828,961	6,758,782	9,188,997
Energy	22,462,426	2.75%	23,879,190	5,049,742	14,656,763
Grains	5,189,895	0.63%	6,835,645	2,464,680	4,525,396
Interest Rates U.S.	8,314,842	1.02%	10,409,895	3,690,541	7,594,220
Interest Rates Non-U.S.	10,500,698	1.28%	23,876,268	6,637,706	14,008,395
Metals
– Exchange Traded Contracts	2,978,000	0.36%	5,059,500	994,000	3,455,792
– OTC Contracts	8,044,740	0.98%	8,647,496	2,714,542	6,625,772
Softs	6,754,810	0.83%	7,005,716	4,108,968	5,894,234
Indices	17,952,977	2.20%	32,959,102	17,952,977	22,568,133
Total	$91,327,159	11.17%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2005 there were additional sales of 91,319.2106 Redeemable Units of Limited Partnership totaling $85,102,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	7,259.8368	$905.23	N/A	N/A
February 1, 2005 - February 28, 2005	6,066.7782	$903.81	N/A	N/A
March 1, 2005 - March 31, 2005	10,487.0579	$915.16	N/A	N/A
Total	23,813.6729	$908.07	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 10, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 10, 2005