Form 10-Q
period 2005-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2005-08-09
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

Yes X     No

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17 – 18
Item 4.	Controls and Procedures.	19
PART II - Other Information		20

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$230,757,268	$57,073,106
Equity in commodity futures trading account:
Cash (restricted $104,108,747 and $119,287,343 in 2005 and 2004, respectively)	572,540,037	728,159,165
Net unrealized appreciation on open futures positions	24,318,226	19,416,585
Unrealized appreciation on open forward contracts	25,959,411	32,674,362
	853,574,942	837,323,218
Interest receivable	1,094,222	976,727
	$854,669,164	$838,299,945
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$19,289,584	$18,298,153
Accrued expenses:
Commissions	3,776,289	3,819,869
Management fees	1,306,752	1,328,919
Incentive fees	2,736,338	592,879
Other	91,365	123,131
Due to CGM	203,995	308,668
Redemptions payable	11,405,096	9,503,689
	38,809,419	33,975,308
Partners' capital:
General Partner, 8,799.7212 and 8,389.2459 Unit equivalents outstanding in 2005 and 2004, respectively	7,757,042	8,172,216
Limited Partners, 916,725.3457 and 817,298.4645 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	808,102,703	796,152,421
	815,859,745	804,324,637
	$854,669,164	$838,299,945

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.20)%	$(1,636,239)
	Futures contracts sold 1.10%	8,979,873
	Total futures contracts 0.90%	7,343,634
	Unrealized appreciation on forward contracts 2.54%	20,752,998
	Unrealized depreciation on forward contracts (1.25)%	(10,225,570)
	Total forward contracts 1.29%	10,527,428
Total Currencies 2.19%		17,871,062
Energy
	Futures contracts purchased (0.00)%*	(28,042)
	Futures contracts sold 0.00%*	53,263
Total Energy 0.00%*		25,221
Grains
	Futures contracts purchased (0.53)%	(4,343,544)
	Futures contracts sold 0.05%	400,039
Total Grains (0.48)%		(3,943,505)
Interest Rates U.S.
	Futures contracts purchased 0.76%	6,197,056
	Futures contracts sold 0.01%	77,875
Total Interest Rates U.S. 0.77%		6,274,931

Interest Rates Non-U.S. 1.56%	Futures contracts purchased 1.56%	12,753,959

Livestock 0.03%	Futures contracts purchased 0.03%	243,100
Metals
	Futures contracts purchased (0.16)%	(1,316,217)

	Unrealized appreciation on forward contracts 0.64%	5,206,413
	Unrealized depreciation on forward contracts (1.11)%	(9,064,014)
	Total forward contracts (0.47)%	(3,857,601)
Total Metals (0.63)%		(5,173,818)
Softs
	Futures contracts purchased (0.00)%*	(31,173)
	Futures contracts sold 0.12%	974,521
Total Softs 0.12%		943,348
Indices
	Futures contracts purchased 0.19%	1,516,656
	Futures contracts sold 0.05%	477,099
Total Indices 0.24%		1,993,755
Investment in Partnerships
	CMF Winton Master Fund L.P. 10.28%	83,871,004
	CMF Aspect Master Fund L.P. 18.00%	146,886,264
Total Investment in Partnerships 28.28%		230,757,268

Total Fair Value 32.08%		$261,745,321

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$118,259	0.05%
Canada	(449)	(0.00)	*
Germany	5,346,775	2.04
France	62,884	0.02
Hong Kong	(15,901)	(0.00)	*
Italy	12,591	0.00	*
Japan	2,394,519	0.92
Netherlands	2,869	0.00	*
Spain	105,059	0.04
United Kingdom	4,720,066	1.80
United States	248,998,649	95.13
	$261,745,321	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased 0.50%	$4,029,221
	Futures contracts sold 0.02%	180,119
	Total futures contracts 0.52%	4,209,340

	Unrealized appreciation on forward contracts 3.07%	24,692,776
	Unrealized depreciation on forward contracts (0.99)%	(7,952,347)
	Total forward contracts 2.08%	16,740,429
Total Currencies 2.60%		20,949,769

Energy
	Futures contracts purchased (0.15)%	(1,230,660)
	Futures contracat sold 0.39%	3,130,707
Total Energy 0.24%		1,900,047
Grains
	Futures contracts purchased (0.00)%*	(4,696)
	Futures contracts sold 0.12%	946,876
Total Grains 0.12%		942,180
Interest Rates U.S.
	Futures contracts purchased 0.05%	399,910
	Futures contracts sold 0.11%	916,168
Total Interest Rates U.S. 0.16%		1,316,078
Interest Rates Non-U.S.
	Futures contracts purchased 0.31%	2,491,234
	Futures contracts sold (0.01)%	(55,672)
Total Interest Rates Non-U.S. 0.30%		2,435,562
Livestock 0.02%	Future contracts purchased 0.02%	169,360
Metals
	Futures contracts purchased (0.09)%	(737,507)
	Futures contracts sold (0.00)%*	(1,694)
	Total futures contracts (0.09)%	(739,201)
	Unrealized appreciation on forward contracts 0.99%	7,981,586
	Unrealized depreciation on forward contracts (1.28)%	(10,345,806)
	Total forward contracts (0.29)%	(2,364,220)
Total Metals (0.38)%		(3,103,421)
Softs
	Futures contracts purchased 0.50%	4,024,323
	Futures contracts sold (0.11)%	(853,639)
Total Softs 0.39%		3,170,684
Indices
	Futures contracts purchased 0.81%	6,521,468
	Futures contracts sold (0.06)%	(508,933)
Total Indices 0.75%		6,012,535
Investment in Partnership 7.10%	CMF Winton Master Fund L.P. 7.10%	57,073,106
Total Fair Value 11.30%		$90,865,900

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(285,013)	(0.31)%
Canada	382,184	0.42
France	(29,128)	(0.03)
Germany	1,682,279	1.85
Hong Kong	(8,600)	(0.01)
Italy	(2,066)	(0.00) *
Japan	546,833	0.60
Netherlands	136	0.00 *
Spain	313,024	0.34
United Kingdom	262,420	0.29
United States	88,003,831	96.85
	$90,865,900	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(45,102,779)	$(35,628,927)	$(80,146,014)	$5,803,009
Change in unrealized gains (losses) on open positions and investment in Partnerships	31,117,515	(48,078,157)	29,428,731	(39,547,810)
	(13,985,264)	(83,707,084)	(50,717,283)	(33,744,801)
Interest income	3,172,248	1,064,482	6,332,890	1,779,251
	(10,813,016)	(82,642,602)	(44,384,393)	(31,965,550)
Expenses:
Brokerage commissions and including clearing fees of $1,081,267, $356,690, $1,910,019 and $671,052, respectively	12,696,719	8,695,357	25,033,607	15,212,142
Management fees	3,841,909	2,614,225	7,646,506	4,601,003
Incentive fees	2,736,338	—	3,478,995	6,625,747
Other expenses	273,408	92,361	442,588	128,981
	19,548,374	11,401,943	36,601,696	26,567,873
Net loss	(30,361,390)	(94,044,545)	(80,986,089)	(58,533,423)

Additions – Limited Partners	64,986,000	203,195,000	150,088,000	362,982,000
– General Partner	—	1,910,000	400,000	3,480,000
Redemptions – Limited Partners	(36,314,430)	(9,559,850)	(57,966,803)	(15,093,819)
Net increase (decrease) in Partners' capital	(1,689,820)	101,500,605	11,535,108	292,834,758
Partners' capital, beginning of period	817,549,565	475,873,411	804,324,637	284,539,258

Partners' capital, end of period	$815,859,745	$577,374,016	$815,859,745	$577,374,016
Net asset value per Redeemable Unit (925,525.0669 and 645,887.4636 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$881.51	$893.92	$881.51	$893.92
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(33.38)	$(163.93)	$(92.62)	$(73.69)

Redemption/Subscription value per Redeemable Unit	$881.71	$894.53	$881.71	$894.53

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(30,361,390)	$(94,044,545)	$(80,986,089)	$(58,533,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(14,373,780)	—	(173,684,162)	—
(Increase) decrease in restricted cash	3,895,126	2,464,767	15,178,596	(18,815,681)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,286,598)	39,069,854	(4,901,641)	15,799,937
(Increase) decrease in unrealized appreciation on open forward contracts	(14,724,480)	9,429,390	6,714,951	23,052,196
(Increase) decrease in interest receivable	16,566	(100,388)	(117,495)	(252,207)
Increase (decrease) in unrealized depreciation on open forward contracts	555,250	(421,087)	991,431	695,677
Accrued expenses:
Increase (decrease) in commissions	(117,949)	358,976	(43,580)	1,273,353
Increase (decrease) in management fees	(45,553)	121,193	(22,167)	419,941
Increase (decrease) in incentive fees	1,993,681	(6,625,747)	2,143,459	(3,882,573)
Increase (decrease) in due to CGM	(52,874)	(48,411)	(104,673)	(95,859)
Increase (decrease) in other	(197,886)	(413,076)	(31,766)	(412,084)
Net cash provided by (used in) operating activities	(55,699,887)	(50,209,074)	(234,863,136)	(40,750,723)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	64,986,000	203,195,000	150,088,000	362,982,000
Proceeds from additions – General Partner	—	1,910,000	400,000	3,480,000
Payments for redemptions – Limited Partners	(34,506,670)	(8,527,169)	(56,065,396)	(12,222,522)
Net cash provided by (used in) financing activities	30,479,330	196,577,831	94,422,604	354,239,478
Net change in cash	(25,220,557)	146,368,757	(140,440,532)	313,488,755
Unrestricted cash, at beginning of period	493,651,847	373,221,816	608,871,822	206,101,818
Unrestricted cash, at end of period	$468,431,290	$519,590,573	$468,431,290	$519,590,573

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect"), Capital Fund Management S.A. ("CFM") and Winton Capital Management Limited ("Winton") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for the three and six months ended June 30, 2005, and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized losses*	$(29.46)	$(161.13)	$(86.98)	$(50.95)
Interest Income	3.40	1.80	6.98	3.58
Expenses **	(7.32)	(4.60)	(12.62)	(26.32)
Decrease for the period	(33.38)	(163.93)	(92.62)	(73.69)
Net Asset Value per Redeemable Unit, beginning of period	914.89	1,057.85	974.13	967.61
Net Asset Value per Redeemable Unit, end of period	$881.51	$893.92	$881.51	893.92
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.20	0.61	0.20	0.61
Redemption/subscription value per Redeemable Unit, end of period ***	$881.71	$894.53	$881.71	$894.53

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratios to average net assets:****
Net investment loss before incentive fees *****	(6.9)%	(7.9)%	(6.8)%	(8.1)%
Operating expenses	8.5%	8.7%	8.4%	8.9%
Incentive fees	0.3%	—%	0.4%	1.5%
Total expenses	8.8%	8.7%	8.8%	10.4%
Total return:
Total return before incentive fees	(3.3)%	(15.5)%	(9.1)%	(6.6)%
Incentive fees	(0.3)%	—%	(0.4)%	(1.0)%
Total return after incentive fees	(3.6)%	(15.5)%	(9.5)%	(7.6)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)
(Continued)

3.    Offering Costs:

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of June 30, 2005, $446,005 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $38,666 through June 30, 2005, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $203,995 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six and twelve months ended June 30, 2005 and December 31, 2004 based on a monthly calculation, were $15,143,022 and $29,688,849, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004 were $30,988,053 and $33,792,794, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

5.    Investment in Partnerships:

On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master Fund L.P. ("Winton Master") a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of the Winton Master with a fair value of $57,471,493. The Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Winton Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the cash allocated to Aspect for trading was allocated to the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)
(Continued)

$8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Aspect Master are approximately the same and redemption rights are not affected.

The Winton Master's and Aspect Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Winton Master and Aspect Master in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Winton Master and Aspect Master. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At June 30, 2005, the Partnership owns 50.3% of the Winton Master and 70.6% of Aspect Master. At December 31, 2004, the Partnership owns 7.1% of the Winton Master. The performance of the Partnership is directly affected by the performance of the Winton Master and Aspect Master. It is Winton's and Aspect's intention to continue to invest the assets allocated to each by the Partnership in Winton Master and Aspect Master, respectively.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
(Unaudited)
(Continued)

Summarized information reflecting the Partnership's investment in, and the operations of, the Winton Master and Aspect Master are as shown in the following table.

	June 30, 2005		For the three months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	10.28%	$83,871,004	$5,517,815	$118,977	$9,074	$5,389,764	Commodity Portfolio	Monthly
Aspect Master	18.00%	146,886,264	9,367,749	82,670	9,578	9,275,501	Commodity Portfolio	Monthly
Total		$230,757,268	$14,885,564	$201,647	$18,652	$14,665,265

	June 30, 2005		For the six months ended June 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Winton Master	10.28%	$83,871,004	$11,905,953	$241,459	$18,134	$11,646,360	Commodity Portfolio	Monthly
Aspect Master	18.00%	146,886,264	12,186,217	137,173	12,779	12,036,265	Commodity Portfolio	Monthly
Total		$230,757,268	$24,092,170	$378,632	$30,913	$23,682,625

	December 31, 2004
Investment	% of Partnership's Net Assets	Fair Value	Investment Objective	Redemptions Permitted
Winton Master	7.10%	$57,073,106	Commodity Portfolio	Monthly

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2005
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

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital increased 1.4% from $804,324,637 to $815,859,745. This increase was attributable to additional sales of 165,476.4101 Redeemable Units of limited partnership totaling $150,088,000 and 410.4753 General Partner Unit equivalents totaling $400,000, which was partially offset by a net loss from operations of $80,986,089 coupled with the redemption of 66,049.5289 Redeemable Units of Limited Partnership totaling $57,966,803. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the three months ended June 30, 2005, the Partnership Net Asset Value per Redeemable Unit decreased 3.6% from $914.89 to $881.51 as compared to a decrease of 15.5% in the three months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended June 30, 2005 of $13,985,264. Losses were primarily attributable to the trading of commodity contracts in energy, metals, indices, grains and softs and were partially offset by gains in currencies, U.S. and non-U.S. interest rates, livestock and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended June 30, 2004 of $83,707,084. Losses were primarily attributable to the trading of commodity contracts in currencies, grains, indices, U.S. and non-U.S. interest rates and metals and were partially offset by gains in energy and softs.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisors. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisors

Lower interest rates in Europe were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisors' positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off anoter increase in short-term rates by the U.S. Federal Reserve Board. Trading in foreign currencies was likewise profitable while trading in stock indices was mixed

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to lossed in energy markets, primarily crude oil, base and precious metal, grains and cotton.

During the six months ended June 30, 2005, the Partnership Net Asset Value per Redeemable Unit decreased 9.5% from $974.13 to $881.51. The Partnership experienced a net trading loss before commissions and related fees during the six months ended June 30, 2005 of $50,717,283. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, grains, metals, softs, livestock and indices and were partially offset by gains in lumber, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $33,744,801. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased $2,107,766 and $4,553,639, respectively, as compared to the corresponding periods in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 increased $4,001,362 and $9,821,465, respectively, as compared to the corresponding periods in 2004. The increase is due to an increase in net assets and higher interest rates in 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 increased $1,227,684 and $3,045,503, respectively, as compared to the corresponding periods in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2005, resulted in incentive fees of $2,736,338 and $3,478,995, respectively. Trading performance for the three and six months ended June 30, 2004, resulted in incentive fees of $0 and $6,625,747, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values, during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $815,859,745. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– Exchange Traded Contracts	$6,569,288	0.81%	$9,416,914	$1,057,986	$5,841,594
– OTC	17,220,360	2.11%	17,220,360	6,744,785	11,302,172
Energy	9,666,788	1.19%	23,288,814	3,011,430	9,550,391
Grains	4,044,507	0.50%	6,246,782	2,932,925	3,884,019
Interest Rates U.S.	7,124,158	0.87%	9,314,350	1,877,878	5,572,421
Interest Rates Non -U.S.	18,547,436	2.27%	20,549,708	8,951,134	16,564,231
Livestock	176,000	0.02%	176,000	88,000	117,333
Metals
– Exchange Traded Contracts	4,678,000	0.57%	6,179,000	1,894,000	3,492,222
– OTC	3,294,436	0.40%	8,432,665	2,553,412	3,517,335
Softs	3,476,515	0.43%	6,801,546	2,632,135	5,117,010
Indices	16,808,212	2.06%	26,120,093	5,761,720	11,004,674
Total	$91,605,700	11.23%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class acton litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain muturl fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005 there were additional sales of 74,157.1995 Redeemable Units of Limited Partnership totaling $64,986,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	10,359.2572	$840.82	N/A	N/A
May 1, 2005 - May 31, 2005	18,941.3984	$855.22	N/A	N/A
June 1, 2005 - June 30, 2005	12,935.2004	$881.71	N/A	N/A
Total	42,235.8560	$859.25	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 9, 2005