Form 10-Q
period 2005-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2005-11-09
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

Commission File Number 333-117275

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
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

Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	18 – 19
Item 4.	Controls and Procedures.	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Investment in Partnerships, at fair value	$638,918,458	$57,073,106
Equity in commodity futures trading account:
Cash (restricted $31,512,278 and $119,287,343 in 2005 and 2004, respectively)	221,144,726	728,159,165
Net unrealized appreciation on open futures positions	12,666,811	19,416,585
Unrealized appreciation on open forward contracts	6,868,257	32,674,362
	879,598,252	837,323,218
Interest receivable	481,093	976,727
	$880,079,345	$838,299,945
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,169,362	$18,298,153
Accrued expenses:
Commissions	3,968,549	3,819,869
Management fees	1,375,974	1,328,919
Incentive fees	4,808,653	592,879
Other	146,711	123,131
Due to CGM	149,955	308,668
Redemptions payable	12,575,242	9,503,689
	25,194,446	33,975,308
Partners' Capital:
General Partner, 8,799.7212 and 8,389.2459 Unit equivalents outstanding in 2005 and 2004, respectively	8,090,552	8,172,216
Limited Partners, 921,018.6499 and 817,298.4645 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	846,794,347	796,152,421
	854,884,899	804,324,637
	$880,079,345	$838,299,945

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 0.63%	$5,353,755
	Unrealized depreciation on forward contracts (0.14)%	(1,193,962)
Total Currencies 0.49%		4,159,793

Energy 0.59%	Futures contracts purchased 0.59%	5,009,051

Grains 0.12%	Futures contracts sold 0.12%	1,026,448

Interest Rates U.S.
	Futures contracts purchased (0.00)%*	(26,969)
	Futures contracts sold 0.03%	298,896
Total Interest Rates U.S. 0.03%		271,927

Interest Rates Non-U.S.
	Futures contracts purchased (0.12)%	(1,055,769)
	Futures contracts sold 0.02%	196,453
Total Interest Rates Non-U.S. (0.10)%		(859,316)

Metals
	Futures contracts purchased 0.17%	1,469,700

	Unrealized appreciation on forward contracts 0.17%	1,514,502
	Unrealized depreciation on forward contracts (0.11)%	(975,400)
	Total forward contracts 0.06%	539,102
Total Metals 0.23%		2,008,802

Softs
	Futures contracts purchased 0.05%	486,305
	Futures contracts sold 0.19%	1,604,194
Total Softs 0.24%		2,090,499

Indices
	Futures contracts purchased 0.43%	3,673,733
	Futures contracts sold (0.00)%*	(15,231)
Total Indices 0.43%		3,658,502

Investment in Partnerships
	CMF Aspect Master Fund L.P. 17.26%	147,585,980
	CMF CFM Master Fund L.P. 20.61%	176,171,734
	CMF Drury Master Fund L.P. 14.38%	122,892,262
	CMF Willowbridge Argo Master Fund L.P. 11.56%	98,805,650
	CMF Winton Master Fund L.P. 10.93%	93,462,832
Total Investment in Partnerships 74.74%		638,918,458

Total Fair Value 76.77%		$656,284,164

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$622,667	0.09%
Germany	(322,046)	(0.05)
France	166,572	0.03
Hong Kong	108,983	0.02
Japan	2,286,876	0.35
Spain	144,817	0.02
United Kingdom	2,100,239	0.32
United States	651,176,056	99.22
	$656,284,164	100.00%

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
See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$21,003,850	$(46,270,037)	$(59,142,164)	$(40,467,028)
Change in unrealized gains on open positions and investment in Partnerships	34,944,736	53,032,025	64,373,467	13,484,215
	55,948,586	6,761,988	5,231,303	(26,982,813)
Interest income	1,960,386	1,796,612	8,293,276	3,575,863
	57,908,972	8,558,600	13,524,579	(23,406,950)
Expenses:
Brokerage commissions and including clearing fees of $281,618, $429,549, $2,191,637 and $1,414,963, respectively	12,407,991	10,547,696	37,441,598	25,759,838
Management fees	4,144,793	3,171,212	11,791,299	7,772,215
Incentive fees	4,808,653	—	8,287,648	6,625,747
Other expenses	384,819	269,265	827,407	398,246
	21,746,256	13,988,173	58,347,952	40,556,046
Net income (loss)	36,162,716	(5,429,573)	(44,823,373)	(63,962,996)

Additions – Limited Partners	48,073,000	133,081,000	198,161,000	496,063,000
– General Partner	—	1,295,000	400,000	4,775,000
Redemptions – Limited Partners	(45,210,562)	(19,776,987)	(103,177,365)	(34,870,806)
Net increase in Partners' capital	39,025,154	109,169,440	50,560,262	402,004,198
Partners' capital, beginning of period	815,859,745	577,374,016	804,324,637	284,539,258

Partners' capital, end of period	$854,884,899	$686,543,456	$854,884,899	$686,543,456
Net asset value per Redeemable Unit (929,818.3711 and 775,454.2778 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$919.41	$885.34	$919.41	$885.34
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$37.90	$(8.58)	$(54.72)	$(82.27)

Redemption/Subscription value per Redeemable Unit	$919.55	$885.79	$919.55	$885.79

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$36,162,716	$(5,429,573)	$(44,823,373)	$(63,962,996)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in investment in Partnerships, at fair value	(408,161,190)	—	(581,845,352)	—
(Increase) decrease in restricted cash	72,596,469	(45,088,366)	87,775,065	(63,904,047)
(Increase) decrease in net unrealized appreciation on open futures positions	11,651,415	(47,151,585)	6,749,774	(31,351,648)
(Increase) decrease in unrealized appreciation on open forward contracts	19,091,154	(14,091,939)	25,806,105	8,960,257
(Increase) decrease in interest receivable	613,129	(265,370)	495,634	(517,577)
Increase (decrease) in unrealized depreciation on open forward contracts	(17,120,222)	8,211,499	(16,128,791)	8,907,176
Accrued expenses:
Increase (decrease) in commissions	192,260	525,260	148,680	1,798,613
Increase (decrease) in management fees	69,222	179,436	47,055	599,377
Increase (decrease) in incentive fees	2,072,315	—	4,215,774	(3,882,573)
Increase (decrease) in due to CGM	(54,040)	(49,504)	(158,713)	(145,363)
Increase (decrease) in other	55,346	229,852	23,580	(182,232)
Net cash provided by (used in) operating activities	(282,831,426)	(102,930,290)	(517,694,562)	(143,681,013)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	48,073,000	133,081,000	198,161,000	496,063,000
Proceeds from additions – General Partner	—	1,295,000	400,000	4,775,000
Payments for redemptions – Limited Partners	(44,040,416)	(13,319,298)	(100,105,812)	(25,541,820)
Net cash provided by (used in) financing activities	4,032,584	121,056,702	98,455,188	475,296,180
Net change in cash	(278,798,842)	18,126,412	(419,239,374)	331,615,167
Unrestricted cash, at beginning of period	468,431,290	519,590,573	608,871,822	206,101,818
Unrestricted cash, at end of period	$189,632,448	$537,716,985	$189,632,448	$537,716,985

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect"), Capital Fund Management S.A. ("CFM") and Winton Capital Management Limited ("Winton") (each an "Advisor" and collectively, the "Advisors"). Effective October 1, 2005, AAA Capital Management Inc. was added as an Advisor to the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for the three and nine months ended September 30, 2005, and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$45.67	$(6.39)	$(41.31)	$(57.34)
Interest Income	2.06	2.38	9.04	5.96
Expenses **	(9.83)	(4.57)	(22.45)	(30.89)
Increase (decrease) for the period	37.90	(8.58)	(54.72)	(82.27)
Net Asset Value per Redeemable Unit, beginning of period	881.51	893.92	974.13	967.61
Net Asset Value per Redeemable Unit, end of period	$919.41	$885.34	$919.41	885.34
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.14	0.45	0.14	0.45
Redemption/subscription value per Redeemable Unit, end of period ***	$919.55	$885.79	$919.55	$885.79

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.1)%	(7.7)%	(6.9)%	(7.9)%
Operating expenses	8.1%	8.8%	8.3%	8.9%
Incentive fees	0.6%	—%	1.0%	1.3%
Total expenses	8.7%	8.8%	9.3%	10.2%
Total return:
Total return before incentive fees	4.9%	(1.0)%	(4.7)%	(7.6)%
Incentive fees	(0.6)%	—%	(0.9)%	(0.9)%
Total return after incentive fees	4.3%	(1.0)%	(5.6)%	(8.5)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

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
September 30, 2005
(Unaudited)

due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of September 30, 2005, $500,045 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $40,469 through September 30, 2005, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $149,955 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine and twelve months ended September 30, 2005 and December 31, 2004 based on a monthly calculation, were $17,807,607 and $29,688,849, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004 were $17,365,706 and $33,792,794, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Aspect Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the cash allocated to Willowbridge for trading was allocated to the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 95,795.8082 Units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the futures by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the cash allocated to Drury for trading was allocated to the CMF Drury Master Fund L.P. ("Drury Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 120,720.7387 Units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the futures by Drury using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Drury Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the cash allocated to CFM for trading was allocated to the CMF Capital Fund Management Master Fund L.P. ("CFM Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 159,434.0631 Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the futures by CFM using the Discuss Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of CFM Master, Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in CFM Master are approximately the same and redemption rights are not affected.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's and CFM Master's trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Winton Master, Aspect Master, Drury Master, Willowbridge Master and CFM Master (the "Master Funds") in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At September 30, 2005, the Partnership owns 52.5% of the Winton Master, 69.2% of Aspect Master, 96.1% of Drury Master, 58.9% of Willowbridge Master and 97.0% of CFM Master. At December 31, 2004, the Partnership owns 49.5% of the Winton Master. The performance of the Partnership is directly affected by the performance of the Master Funds. It is Winton's, Aspect's, Drury's, Willowbridge's and CFM's intention to continue to invest the assets allocated to each by the Partnership in Winton Master, Aspect Master, Drury Master, Willowbridge Master and CFM Master, respectively.

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following table.

	September 30, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Aspect Master	$213,272,492	$465,277	$212,807,215
CFM Master	181,620,917	379,649	181,241,268
Drury Master	127,929,607	292,319	127,637,288
Willowbridge Master	167,925,751	367,651	167,558,100
Winton Master	178,028,295	473,861	177,554,434
Total	$868,777,062	$1,978,757	$866,798,305

	December 31, 2004
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Winton Master	$116,230,069	$1,104,740	$115,125,329

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of, the Master Funds are as shown in the following table.

	September 30, 2005		For the three months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Aspect Master	17..26%	$147,585,980	$5,073,334	$85,355	$9,420	$4,978,559	Commodity Portfolio	Monthly
CFM Master	20.61%	176,171,734	20,533,548	694,970	1,480	19,837,098	Commodity Portfolio	Monthly
Drury Master	14.38%	122,892,262	4,567,092	95,525	17,299	4,454,268	Commodity Portfolio	Monthly
Willowbridge Master	11.56%	98,805,650	5,609,604	123,284	8,972	5,477,348	Commodity Portfolio	Monthly
Winton Master	10.93%	93,462,832	(832,413)	199,147	9,305	(1,040,865)	Commodity Portfolio	Monthly
Total		$638,918,458	$34,951,165	$1,198,281	$46,476	$33,706,408

	September 30, 2005		For the nine months ended September 30, 2005
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Commissions	Other
Aspect Master	17.26%	$147,585,980	$17,359,551	$222,528	$22,199	$17,114,824	Commodity Portfolio	Monthly
CFM Master	20.61%	176,171,734	20,533,548	694,970	1,480	19,837,098	Commodity Portfolio	Monthly
Drury Master	14.38%	122,892,262	4,567,092	95,525	17,299	4,454,268	Commodity Portfolio	Monthly
Willowbridge Master	11.56%	98,805,650	5,609,604	123,284	8,972	5,477,348	Commodity Portfolio	Monthly
Winton Master	10.93%	93,462,832	11,073,540	440,606	27,439	10,605,495	Commodity Portfolio	Monthly
Total		$638,918,458	$59,143,335	$1,576,913	$77,389	$57,489,033

	December 31, 2004
Investment	% of Partnership's Net Assets	Fair Value	Investment Objective	Redemptions Permitted
Winton Master	7.10%	$57,073,106	Commodity Portfolio	Monthly

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital increased 6.3% from $804,324,637 to $854,884,899. This increase was attributable to additional sales of 219,696.9579 Redeemable Units of limited partnership totaling $198,161,000 and 410.4753 General Partner Unit equivalents totaling $400,000, which was partially offset by a net loss from operations of $44,823,373 coupled with the redemption of 115,976.7725 Redeemable Units of Limited Partnership totaling $103,177,365. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the three months ended September 30, 2005, the Partnership Net Asset Value per Redeemable Unit increased 4.3% from $881.51 to $919.41 as compared to a decrease of 1.0% in the three months ended September 30, 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended September 30, 2005 of $55,948,586. Gains were primarily attributable to the trading of commodity contracts in energy, metals, indices, grains and softs and were partially offset by losses in currencies, livestock, U.S. and non-U.S. interest rates and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended September 30, 2004 of $6,761,988. Gains were primarily attributable to the trading of commodity contracts in energy, grains and non-U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, livestock, metals, indices and softs.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses and periodic trading opportunities in metals, grains and softs. The overall net result was positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisors.

During the nine months ended September 30, 2005, the Partnership Net Asset Value per Redeemable Unit decreased 5.6% from $974.13 to $919.41 as compared to a decrease of 8.5% in the nine months ended September 30, 2004. The Partnership experienced a net trading gain before commissions and related fees during the nine months ended September 30, 2005 of $5,231,303. Gains were primarily attributable to the trading of commodity contracts in energy, non-U.S. interest rates and indices and were partially offset by losses in lumber, currencies, grains, livestock, metals, softs and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $26,982,813. Losses were primarily attributable to currencies, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased $163,774 and $4,717,413, respectively, as compared to the corresponding periods in 2004. The increase is due to higher interest rates and an increase in net assets in 2005 as compared to 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 increased $1,860,295 and $11,681,760, respectively, as compared to the corresponding periods in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 increased $973,581 and $4,019,084, respectively, as compared to the corresponding periods in 2004. The increase is due to an increase in net assets in 2005 as compared to 2004.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2005, resulted in incentive fees of $4,808,653 and $8,287,648, respectively. Trading performance for the three and nine months ended September 30, 2004, resulted in incentive fees of $0 and $6,625,747, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values, during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $854,884,899. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$6,731,804	0.79%	$19,150,613	$1,147,064	$8,462,088
Energy	6,620,100	0.77%	11,295,160	5,382,142	7,820,099
Grains	834,375	0.10%	2,290,200	440,520	1,345,092
Interest Rates U.S.	652,150	0.08%	6,478,050	524,908	1,626,297
Interest Rates Non-U.S.	2,306,346	0.27%	11,131,100	848,259	4,235,188
Metals
– Exchange Traded Contracts	1,319,500	0.15%	2,413,000	584,000	1,388,389
– OTC	306,820	0.04%	4,035,620	121,420	902,040
Softs	1,815,200	0.21%	2,819,580	1,654,300	2,235,817
Indices	7,309,256	0.85%	20,002,439	6,674,787	12,190,462
Total	$27,895,551	3.26%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2005 there were additional sales of 54,220.5478 Redeemable Units of Limited Partnership totaling $48,073,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	12,360.2095	$858.99	N/A	N/A
August 1, 2005 – August 31, 2005	23,891.6035	$921.58	N/A	N/A
September 1, 2005 – September 30, 2005	13,675.4306	$919.55	N/A	N/A
Total	49,927.2436	$900.04	N/A	N/A

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 9, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 9, 2005