Form 10-K
period 2005-12-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2006-03-30
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Commission File Number 333-117275

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes              No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes              No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer              Accelerated filer             Non-accelerated filerX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $808,102,703 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2006, 946,145.9823 Limited Partnership Redeemable Units were outstanding.

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

A fourth Registration Statement on Form S-1 relating to the public offering of 2,000,000 Redeemable Units previously registered (including the 1,300,000 Redeemable Units that have been previously registered) became effective on June 30, 2005. As of that date 1,027,701.7549 Redeemable Units have been sold. The Partnership continues to offer Redeemable Units.

Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2005, 2004 and the period from May 1, 2003 (commencement of trading operations) through December 31, 2003 are reported in the Statements of Changes in Partners' Capital on page F-11 under "Item 8. Financial Statements and Supplementary Data."

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup").

On December 1, 2004, the cash allocated to Winton Capital Management Limited ("Winton") for trading was allocated to the CMF Winton Master L.P. ("Winton Master") a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Redeemable Units of Winton Master with a fair value of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect Capital Limited ("Aspect") for trading were allocated to the CMF Aspect Master Fund L.P. ("Aspect Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Aspect Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Associates Inc. ("Willowbridge") for trading were allocated to the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the assets allocated to Drury Capital Inc. ("Drury") for trading were allocated to the CMF Drury Capital Master Fund L.P. ("Drury Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Drury Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the assets allocated to Capital Fund Management S.A. ("CFM") for trading were allocated to the CMF Capital Fund Management Master Fund L.P. ("CFM Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discuss Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in CFM Master are approximately the same and redemption rights are not affected.

During 2005, the General Partner entered into a management agreement with AAA Capital Management, Inc. ("AAA"). On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC ("AAA Master") a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnership purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in AAA Master are approximately the same and the redemption rights are not affected.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's, CFM Master's and AAA Master's (the "Master Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner/non-managing member may withdraw all or part of his capital contribution and undistributed profits, if any, from the Master Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Master Funds. These fees are charged at the Partnership level as discussed in Note 3. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At December 31, 2005, the Partnership owned 50.46%, 67.18%, 96.03%, 56.74%, 96.60% and 5.62%, respectively, of Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master and AAA Master. At December 31, 2004, the Partnership owned 49.5% of the Winton Master. It is the intention of the Partnership to continue to invest in the Master Funds. The performance of the Partnership is directly affected by the performance of the Master Funds.

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the "Management Agreements") with Drury, Graham Capital Management, L.P., John W. Henry & Company, Inc., Willowbridge, Aspect, CFM, AAA and Winton (collectively, the "Advisors"), each of which are registered commodity trading advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreements the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/16 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

The Partnership has entered into a customer agreement (the "Customer Agreement") which provides that the Partnership pays CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM pays a portion of brokerage fees to its financial consultants who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2005 was $857,136,296.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 1A.    Risk Factors.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the trading advisors even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the trading advisor(s), the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The Advisors' trading strategies may not perform as they have performed in the past. The advisors have from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

The General Partner at any time may select and allocate the Partnership's assets to undisclosed advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select advisors and allocate assets among them.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup' s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants -- along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors -- in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling

$208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)	Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2005 was 26,775.

(c)	Dividends. The Partnership did not declare a distribution in 2005 or 2004.

(d)	Use of Proceeds. The effective dates of the Securities Act registration statements for which the use of proceeds information is being disclosed are March 27, 2003, December 4, 2003 and October 7, 2004, and the Securities and Exchange Commission file numbers assigned to such registration statements are 333-102038, 333-110076 and 333-117275, respectively. On March 27, 2003, 300,000 Redeemable Units became effective for sale. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were sold at $1,000 per Redeemable Unit. After April 30, 2003, Redeemable Units were sold at Net Asset Value per Redeemable Unit. On December 4, 2003, an additional 700,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit. On October 7, 2004, an additional 1,000,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit.

For the twelve months ended December 31, 2005, there were additional sales of 262,016.6130 Redeemable Units of limited partnership interest totaling $237,710,000 and General Partner contributions representing 410.4753 Unit equivalents totaling $400,000.

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

(e)	Compensation Plans. none

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains, interest income, net income and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 and total assets at December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Period from May 1, 2003 (commencement of trading operations) to December 31, 2003
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $49,582,184, $38,203,750 and $6,933,408, respectively	$(14,803,794)	$21,133,659	$10,056,819
Interest income	9,793,423	6,258,171	783,265
	$(5,010,371)	$27,391,830	$10,840,084
Net income (loss)	$(34,013,339)	$7,576,731	$4,144,757
Increase (decrease) in Net Asset Value per Redeemable Unit	$(43.17)	$6.52	$(15.76)*
Total assets	$881,378,897	$838,299,945	$305,912,725

*	The amount shown per Redeemable Unit does not correspond with the net income presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of the Partnership's Redeemable Units in relation to the fluctuating values of the Partnership's commodity interest.

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to the Advisors. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The programs traded by each Advisor on behalf of the Partnership are: Drury – Diversified Trend-Following Program ("Diversified Trend-Following"), Graham – K4 Program at 150 % Leverage ("K4"), JWH – GlobalAnalytics Program ("Global Analytics"), Aspect – Diversified Program ("Diversified"), CFM – Discus Program ("Discus"), Winton – Diversified Program ("Diversified"), AAA – Energy with Swaps Program ("Energy") and Willowbridge – Argo Trading System ("Argo"). As of December 31, 2005, the Partnership's assets were allocated among the trading Advisors in the following approximate percentages: Drury 15%, Graham 12%, JWH 13%, Aspect 15%, CFM 19%, Winton 10%, AAA 5% and Willowbridge 11%.

Drury Capital, Inc.

The portion of the Partnership's assets that are currently alloated to Drury for trading are not invested in commodity interests directly. Drury's allocation of the assets is currently invested in the Drury Master. Drury trades its Diversified Trend-Following Program on behalf of the Partnership. The Diversified Trend-Following program is systematic and technical. Drury may exercise judgment regarding liquidity issues. Systematic traders rely primarily on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the system being used are followed without significant additional analysis or interpretation.

The Diversified Trend-Following Program is built on elements of trend-following and diversification. The Program emphasizes diversification by trading metals, agricultural products, foreign exchange, stock indices, energy products, financial instruments and tropical products (softs).

The Diversified Trend-Following Program trades 30 portfolio instruments and is generally positioned in 18 of these instruments on average. Positions can be short as well as long. The Diversified Trend-Following Program has no market or sector bias, as Drury believes that each instrument can produce long-term profits through the application of independent technical analysis and risk management.

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

Willowbridge Associates Inc.

The portion of the Partnership's assets that are currently allocated to Willowbridge for trading are not invested in commodity interests directly. Willowbridge's allocation of the assets is currently invested in the Willowbridge Master. Willowbridge trades the Partnership's assets allocated to it in accordance with its Select Investment Program using the Argo Trading System. Argo is a computerized technical trading system. It is not a trend-following system, but does ride a trend when the opportunity arises. Argo uses the concepts of pattern recognition, support/resistance levels and counter trend liquidations in making trading decisions. Argo determines, on a daily basis, whether to be long, short or flat the various commodities in its portfolio.

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

Aspect Capital Limited.

The portion of the Partnership's assets that are currently allocated to Aspect for trading are not invested in commodity interests directly. Aspect's allocation of the assets is currently invested in the Aspect Master. Aspect trades its Diversified Program on behalf of the Partnership. The Diversified Program is a systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

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

Capital Fund Management S.A..

The portion of the Partnership's assets that are currently allocated to CFM for trading are not invested in commodity interests directly. CFM's allocation of the assets is currently invested in the CFM

Master. CFM trades its Discus Program on behalf of the Partnership. The Discus Program is a multi-strategy, 100% statistical and systematic program that seeks to identify prevailing market conditions and adopt the most efficient trading strategy for those conditions. The strategy at times follows medium to long term trends, and at other times establishes short term positions in the direction of or opposite a trend.

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

AAA Capital Management, Inc.

The portion of the Partnership's assets that are currently allocated to AAA for trading are not invested in commodity interests directly. AAA's allocation of the Partnership's assets is currently invested in AAA Master. AAA trades its Energy program on behalf of AAA Master, and thereby the Partnership's, assets in accordance with its Energy with Swaps Program.

AAA Master currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange. AAA Master also currently engages in swap transactions involving crude oil and other energy related products. References herein to energy and energy related products include all of the foregoing.

AAA generally bases its trading decisions on "fundamental" factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.

AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally establishes positions that are countertrend.

Effective risk management is a crucial aspect of AAA's trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. AAA Master is AAA's largest account.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days' notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2005, 167,413.6961 Redeemable Units were redeemed totaling $151,285,002. For the year ended December 31, 2004, 66,799.0257 Redeemable Units were redeemed totaling $62,544,352. For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003, 6,310.1334 Redeemable Units were redeemed totaling $5,808,589.

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

For the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003, $213,949, $196,014 and $145,318 of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $8,238, $16,979 and $16,464 for the years ended December 31, 2005 and 2004 and the period May 1, 2003 (commencement of trading operations) to December 31, 2003, respectively, which is included in other expenses.

The remaining liability for these costs due to CGM of $94,719 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for purposes of calculating advisory and brokerage fees and the redemption value of Redeemable Units.

For the year ended December 31, 2005, there were additional sales of 262,016.6130 Redeemable Units totaling $237,710,000 and General Partner contributions representing 410.4753 Unit equivalents totaling $400,000. For the year ended December 31, 2004, there were additional sales of 592,983.3592 Redeemable Units totaling $569,528,000 and General Partner contributions representing 5,440.6521 Unit equivalents totaling $5,225.000. For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 there were additional sales of 260,808.2644 Redeemable Units totaling $247,398,000 and General Partner contributions representing 2,582.5938 Unit equivalents totaling $2,451,000.

(c)    Results of Operations.

For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 4.4% from $974.13 to $930.96. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 0.7% from $967.61 to $974.13. For the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 the Net Asset Value per Redeemable Unit decreased 3.2% from $1,000.00 to $967.61.

The Partnership experienced net trading gains of $34,778,390 before commissions and expenses in 2005. Gains were primarily attributable to the trading in metals, indices, energy and non-U.S. interest rates and were partially offset by losses recognized in the trading of currencies, grains, livestock, softs and U.S. interest rates.

Trading results for the year 2005 were characterized by several events that made it generally difficult for the Partnership's Advisors to navigate the markets successfully and retain profits when earned. Profits were earned in energy, metals and stock indices as these sectors had the most pronounced price trends while losses were incurred in currencies, interest rates and agricultural markets. Over the course of the year, the general partner allocated partnership assets to advisors which tended to have shorter-term and more fundamentally based trading strategies in effort to capitalize on evolving market conditions.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the partnership's advisors and resulted in substantial profits for the Partnership.

Both the precious and base or industrial metals sectors saw nearly uninterrupted rises in prices for the year which allowed the majority of the Partnership's Advisors to trade profitably. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums.

Currency trading was notably unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government's decision to revalue the Chinese yuan. Interest rate trading was mixed with gains in non-US contracts reduced by losses in US interest

The Partnership experienced net trading gains of $59,337,409 before commissions and expenses in 2004. Gains were primarily attributable to the trading in currencies, grains, energy, non-U.S. interest rates and livestock and were partially offset by losses recognized in the trading of U.S. interest rates, metals, indices and softs.

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

The year 2004 started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These forces resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Advisors. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed precipitously with higher interest rates, collapsing commodity prices and the dollar reversal.

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

With 2004 looking dismal going into the fall, the price of crude oil resumed its climb to $50 a barrel brought on by the deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Fund through the end of the third quarter and into the fourth quarter. Later in the fourth quarter the U.S. dollar began a rapid slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Advisors and provided a solidly profitable October and November for the Partnership.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2005 and December 31, 2004, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005, the Partnership's total capitalization was $857,136,296.

December 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$3,469,791	0.40%	$25,421,634	$1,147,064	$9,072,992
Energy	3,618,925	0.42%	23,879,190	1,295,600	8,896,474
Grains	597,050	0.07%	6,835,645	440,520	2,649,098
Interest Rates U.S.	1,499,000	0.18%	10,409,895	524,908	4,362,743
Interest Rates Non-U.S.	2,020,839	0.24%	23,876,268	848,259	9,543,086
Metals
— Exchange Traded Contracts	1,574,000	0.18%	6,179,000	373,500	2,471,351
— OTC Contracts	248,874	0.03%	8,647,496	121,420	2,851,734
Softs	1,656,923	0.19%	7,005,716	310,350	3,606,255
Indices	5,229,141	0.61%	32,959,102	796,491	12,321,295
Total	$19,914,543	2.32%

*	annual average of month-end value at risk

As of December 31, 2004, the Partnership's total capitalization was $804,324,637.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies
— Exchange Traded Contracts	$6,168,675	0.77%	$7,896,585	$2,342,467	$5,062,784
— OTC Contracts	20,212,414	2.51%	21,558,596	1,193,312	7,636,903
Energy	6,910,590	0.86%	20,502,971	1,889,218	10,481,798
Grains	2,502,746	0.31%	6,367,828	1,736,123	3,917,353
Interest rates U.S.	7,116,320	0.88%	11,627,100	2,427,725	7,439,171
Interest rates Non-U.S.	17,557,107	2.18%	28,504,753	5,748,772	17,606,692
Livestock	83,200	0.01%	936,000	83,200	345,892
Metals
— Exchange Traded Contracts	3,285,500	0.41%	8,339,000	1,189,000	3,654,350
— OTC Contracts	5,621,228	0.70%	8,455,171	502,700	2,939,704
Softs	5,214,112	0.65%	5,214,785	802,515	3,310,904
Indices	30,860,207	3.84%	31,858,750	3,953,380	13,707,732
Total	$105,532,099	13.12%

*	annual average of month-end value at risk

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005 by market sector.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2005 the Partnership's primary exposures were in the EUREX and Chicago Mercantile Exchange (CME) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2005.

Energy. The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

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

Item 8.    Financial Statements and Supplementary Data.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-4
Management's Report on Internal Control over Financial Reporting	F-5
Reports of Independent Registered Public Accounting Firm	F-6 – F-7
Financial Statements:
Statements of Financial Condition at December 31, 2005 and 2004.	F-8
Condensed Schedules of Investments at December 31, 2005 and 2004.	F-9 – F-10
Statements of Income and Expenses for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.	F-11
Statements of Changes in Partners' Capital for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.	F-12
Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.	F-13
Notes to Financial Statements.	F-14 – F-21
Selected Unaudited Quarterly Financial Data.	F-22
Financial Statements of SB AAA Master Fund LLC
Oath of Affirmation	F-23
Independent Auditor's Report	F-24
Statements of Financial Condition at December 31, 2005 and 2004	F-25
Condensed Schedules of Investments at December 31, 2005 and 2004	F-26 – F-27
Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003	F-28
Statements of Changes in Members' Capital for the years ended December 31, 2005, 2004 and 2003	F-29
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-30
Notes to Financial Statements	F-31 – F-34
Selected Unaudited Quarterly Financial Data	F-35
Financial Statements of CMF Aspect Master Fund L.P.
Oath of Affirmation	F-36
Independent Auditors' Report	F-37

Page Number
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath of Affirmation	F-72
Independent Auditors' Report	F-73
Statement of Financial Condition at December 31, 2005	F-74
Condensed Schedule of Investments at December 31, 2005	F-75
Statement of Income and Expenses for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-76
Statement of Changes in Partners' Capital for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-77
Statement of Cash Flows for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-78
Notes to Financial Statements	F-79 – F-82
Selected Unaudited Quarterly Financial Data	F-83
Financial Statements of CMF Winton Master L.P.
Oath of Affirmation	F-84
Independent Auditors' Report	F-85
Statements of Financial Condition at December 31, 2005 and 2004	F-86
Condensed Schedules of Investments at December 31, 2005 and 2004	F-87 – F-88
Statements of Income and Expenses for the year ended December 31, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-89
Statements of Changes in Partners' Capital for the year ended December 31, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-90
Statements of Cash Flows for the year ended December 31, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-91
Notes to Financial Statements	F-92 – F-95
Selected Unaudited Quarterly Financial Data	F-96

To the Limited Partners of
Citigroup Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Citigroup Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Partnership's internal control over financial reporting is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the Partnership's independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management's assessment and on the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Partners of
Citigroup Diversified Futures Fund L.P.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citigroup Diversified Futures Fund L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Citigroup Diversified Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from May 1, 2003 (commencement of trading operations) through December 31, 2003, and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

New York, New York
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of
Citigroup Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Citigroup Diversified Futures Fund L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2005 and the period from May 1, 2003 (commencement of trading operations) through December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2005 and the period from May 1, 2003 (commencement of trading operations) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 13, 2006

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Investment in Partnerships, at fair value (Note 5)	$667,759,623	$57,073,106
Equity in commodity futures trading account:
Cash (restricted $22,985,532 and $119,287,343 in 2005 and 2004, respectively) (Note 3c)	208,332,148	728,159,165
Net unrealized appreciation on open futures positions	—	19,416,585
Unrealized appreciation on open forward contracts	4,784,209	32,674,362
	880,875,980	837,323,218
Interest receivable (Note 3c)	502,917	976,727
	$881,378,897	$838,299,945
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$1,263,893	$—
Unrealized depreciation on open forward contracts	3,146,365	18,298,153
Accrued expenses:
Commissions (Note 3c)	4,096,436	3,819,869
Management fees (Note 3b)	1,426,974	1,328,919
Incentive fees (Note 3b)	3,507,443	592,879
Professional fees	98,721	88,888
Other	38,716	34,243
Due to CGM for offering costs (Note 7)	94,719	308,668
Redemptions payable (Note 6)	10,569,334	9,503,689
	24,242,601	33,975,308
Partners' capital: (Notes 1 and 6)
General Partner, 8,799.7212 and 8,389.2459 Units equivalents outstanding in 2005 and 2004, respectively	8,192,188	8,172,216
Limited Partners, 911,901.3814 and 817,298.4645 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	848,944,108	796,152,421
	857,136,296	804,324,637
	$881,378,897	$838,299,945

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(5,580,168)	(0.65)%
Grains	(5,200)	(0.00) *
Indices	1,075,454	0.13
Interest Rates Non-U.S.	179,277	0.02
Metals	2,783,890	0.32
Softs	2,592,168	0.30
Total futures contracts purchased	1,045,421	0.12
Futures Contracts Sold
Energy	195,765	0.02
Grains	(308,795)	(0.04)
Indices	15,052	0.00 *
Interest Rates U.S.	(656,698)	(0.08)
Interest Rates Non-U.S.	(385,834)	(0.04)
Softs	(1,168,804)	(0.13)
Total futures contracts sold	(2,309,314)	(0.27)
Unrealized Appreciation on Forward Contracts
Currencies	2,661,556	0.31
Metals	2,122,653	0.25
Total unrealized appreciation on forward contracts	4,784,209	0.56
Unrealized Depreciation on Forward Contracts
Currencies	(1,753,794)	(0.21)
Metals	(1,392,571)	(0.16)
Total unrealized depreciation on forward contracts	(3,146,365)	(0.37)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	127,905,544	14.92
CMF Willowbridge Argo Master Fund L.P.	96,524,350	11.26
CMF Aspect Master Fund L.P.	131,198,236	15.31
CMF Capital Fund Management Master Fund L.P.	167,920,417	19.59
CMF Winton Master Fund L.P.	90,342,493	10.54
SB AAA Master Fund LLC	53,868,583	6.29
Total Investment in Partnerships	667,759,623	77.91

Total Fair Value	$668,133,574	77.95%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$4,029,221	0.50%
Energy	(1,230,660)	(0.15)
Grains	(4,696)	(0.00) *
Indices	6,521,468	0.81
Interest Rates U.S.	399,910	0.05
Interest Rates Non-U.S.	2,491,234	0.31
Livestock	169,360	0.02
Metals	(737,507)	(0.09)
Softs	4,024,323	0.50
Total futures contracts purchased	15,662,653	1.95
Futures Contracts Sold
Currencies	180,119	0.02
Energy	3,130,707	0.39
Grains	946,876	0.12
Indices	(508,933)	(0.06)
Interest Rates U.S.	916,168	0.11
Interest Rates Non-U.S.	(55,672)	(0.01)
Metals	(1,694)	(0.00) *
Softs	(853,639)	(0.11)
Total futures contracts sold	3,753,932	0.46
Unrealized Appreciation on Forward Contracts
Currencies	24,692,776	3.07
Metals	7,981,586	0.99
Total unrealized appreciation on forward contracts	32,674,362	4.06
Unrealized Depreciation on Forward Contracts
Currencies	(7,952,347)	(0.99)
Metals	(10,345,806)	(1.28)
Total unrealized depreciation on forward contracts	(18,298,153)	(2.27)
Investment in Partnership
CMF Winton Master Fund L.P.	57,073,106	7.10
Total Fair Value	$90,865,900	11.30%

Percentages are based on Partner's capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2005 and 2004 and the period May 1, 2003
(commencement of trading operations)
to December 31, 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(49,941,257)	$60,105,069	$(17,171,840)
Change in unrealized gains (losses) on open positions and investment in Partnership	84,719,647	(767,660)	34,162,067
	34,778,390	59,337,409	16,990,227
Interest income (Note 3c)	9,793,423	6,258,171	783,265
	44,571,813	65,595,580	17,773,492
Expenses:
Brokerage commissions including clearing fees of $2,264,582, $1,739,972 and $234,658, respectively (Note 3c)	49,582,184	38,203,750	6,933,408
Management fees (Note 3b)	16,071,249	11,565,417	2,250,400
Incentive fees (Note 3b)	11,795,091	7,218,626	3,882,573
Organizational costs	—	—	22,090
Professional fees	952,333	881,930	315,800
Other expenses	184,295	149,126	224,464
	78,585,152	58,018,849	13,628,735
Net income (loss)	$(34,013,339)	$7,576,731	$4,144,757
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 8)	$(43.17)	$6.52	$(15.76)*

*	The amount shown per Redeemable Unit does not correspond with the net income presented above because of the timing of additions of the Partnership's Redeemable Units in relation to the fluctuating values of the Partnership's commodity interests.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Changes in Partners' Capital
for the years ended December 31, 2005 and 2004 and the period May 1, 2003
(commencement of trading operations)
to December 31, 2003

	Limited Partners	General Partner	Total
Partners' capital at May 1, 2003 (commencement of trading operations)	$36,000,631	$353,459	$36,354,090
Net income	4,096,127	48,630	4,144,757
Sale of 260,808.2644 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 2,582.5938 Unit equivalents	247,398,000	2,451,000	249,849,000
Redemption of 6,310.1334 Redeemable Units of Limited Partnership Interest	(5,808,589)	—	(5,808,589)
Partners' capital at December 31, 2003	281,686,169	2,853,089	284,539,258
Net income	7,482,604	94,127	7,576,731
Sale of 592,983.3592 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 5,440.6521 Unit equivalents	569,528,000	5,225,000	574,753,000
Redemption of 66,799.0257 Redeemable Units of Limited Partnership Interest	(62,544,352)	—	(62,544,352)
Partners' capital at December 31, 2004	796,152,421	8,172,216	804,324,637
Net loss	(33,633,311)	(380,028)	(34,013,339)
Sale of 262,016.6130 Redeemable Units of Limited Partnership Interest and General Partner's contribution representing 410.4753 Unit equivalents	237,710,000	400,000	238,110,000
Redemption of 167,413.6961 Redeemable Units of Limited Partnership Interest	(151,285,002)	—	(151,285,002)
Partners' capital at December 31, 2005	$848,944,108	$8,192,188	$857,136,296

Net Asset Value per Redeemable Unit:

2003	$967.61
2004	$974.13
2005	$930.96

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2005 and 2004 and the period May 1, 2003
(commencement of trading operations)
to December 31, 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(34,013,339)	$7,576,731	$4,144,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	96,301,811	(67,810,242)	(51,477,101)
Purchase of investment in Partnership's	(685,990,115)	(57,471,492)	—
Proceeds from sale of investments in Partnership's	160,371,426	(75,405)	—
Net unrealized appreciation (depreciation) on investment in Partnership's	(85,067,828)	473,791	—
(Increase) decrease in net unrealized appreciation on open futures positions	19,416,585	(1,616,564)	(17,800,021)
(Increase) decrease in unrealized appreciation on open forward contracts	27,890,153	(2,297,200)	(30,377,162)
(Increase) decrease in interest receivable	473,810	(820,104)	(156,623)
Increase (decrease) in net unrealized depreciation on open futures positions	1,263,893	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(15,151,788)	4,283,037	14,015,116
Accrued expenses:
Increase (decrease) in commissions	276,567	2,456,429	1,363,440
Increase (decrease) in management fees	98,055	836,316	492,603
Increase (decrease) in incentive fees	2,914,564	(3,289,694)	3,882,573
Increase (decrease) in professional fees	9,833	(226,602)	315,490
Increase (decrease) in other	4,473	(168,945)	203,188
Increase (decrease) in due to CGM	(213,949)	(196,014)	(123,228)
Net cash provided by (used in) operating activities	(511,415,849)	(118,345,958)	(75,516,968)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	237,710,000	569,528,000	247,398,000
Proceeds from additions – General Partner	400,000	5,225,000	2,451,000
Payments for redemptions – Limited Partners	(150,219,357)	(53,637,038)	(5,212,214)
Net cash provided by (used in) financing activities	87,890,643	521,115,962	244,636,786
Net change in cash	(423,525,206)	402,770,004	169,119,818
Unrestricted cash, at beginning of year	608,871,822	206,101,818	36,982,000
Unrestricted cash, at end of year	$185,346,616	$608,871,822	$206,101,818

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership's investment in other partnerships reflects the Partnership's proportional interest in the other partnerships.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into Management Agreements with Drury Capital, Inc. ("Drury"), Graham Capital Management L.P. ("Graham"), John W. Henry & Company, Inc. ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect"), Capital Fund Management S.A. ("CFM"), Winton Capital Management Limited ("Winton") and AAA Capital Management, Inc. ("AAA") (collectively, the "Advisors"), each of which is a registered commodity trading advisor. On January 1, 2004 Aspect and CFM were added as Advisors to the Partnership. On December 1, 2004 Winton was added as an Advisor to the Partnership. On October 1, 2005, AAA was added as an Advisor to the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on ..46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held for margin requirements was $22,985,532 and $119,287,343, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership's account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2005 and 2004, based on a monthly calculation, were $16,839,471 and $29,688,849, respectively.

5.    Investment in Partnerships:

During 2004, the General Partner entered into a Management Agreement with Winton Capital Management Limited ("Winton"). On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. ("Winton Master") a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of the Winton Master with a fair value of $57,471,493. The Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

On July 1, 2005, the cash allocated to Willowbridge for trading was allocated to the CMF Willowbridge Argo Master Fund L.P. ("Willowbridge Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 95,795.8082 Units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the cash allocated to Drury for trading was allocated to the CMF Drury Capital Master Fund L.P. ("Drury Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 120,720.7387 Units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Program to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

On August 1, 2005, the cash allocated to CFM for trading was allocated to the CMF Capital Fund Management Master Fund L.P. ("CFM Master"), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 159,434.0631 Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discuss Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

During 2005, the General Partner entered into Management Agreement with AAA Capital Management, Inc. ("AAA"). On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC ("AAA Master") a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnership purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program with swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's, CFM Master's and AAA Master's (the "Master Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner may withdraw all or part of his capital contribution and undistributed profits, if any, from the Master Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the investments presented below. These fees are charged at the Partnership level as discussed in Note 3. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At December 31, 2005, the Partnership owned 50.46%, 67.18%, 96.03%, 56.74%, 96.60% and 5.62%, respectively, of the Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master and AAA Master. At December 31, 2004, the Partnership owns 49.5% of the Winton Master. It is the intention of the Partnership to continue to invest in the Master Funds. The performance of the Partnership is directly affected by the performance of the Master Funds. Expenses to investors as a result of investment in the Master Funds are approximately the same and the redemption rights are not affected.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and capital for the Master Funds are shown in the following table.

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Aspect Master	$200,507,575	$5,680,632	$194,826,943
AAA Master	1,253,296,106	299,213,954	954,082,152
CFM Master	173,850,276	449,771	173,400,505
Drury Master	139,528,502	6,629,011	132,899,491
Willowbridge Master	170,157,028	474,977	169,682,051
Winton Master	182,130,723	3,524,134	178,606,589
Total	$2,119,470,210	$315,972,479	$1,803,497,731

	December 31, 2004
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Winton Master	$116,230,069	$1,104,740	$115,125,329

Summarized information reflecting the Partnership's investment in, and the operations of, the Master Funds are shown in the following table.

				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2005
Aspect Master	15.31%	$131,198,236	$22,025,350	$289,291	$43,111	$21,692,948	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	4,396,240	191,822	11,091	4,193,327	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	40,162,845	1,555,362	19,261	38,588,222	Commodity Portfolio	Monthly
Drury Master	14.92%	127,905,544	13,892,680	404,391	43,232	13,445,057	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	6,636,460	199,747	17,704	6,419,009	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	11,121,005	603,483	29,123	10,488,399	Commodity Portfolio	Monthly
Total		$667,759,623	$98,234,580	$3,244,096	$163,522	$94,826,962
For the year ended December 31, 2004
Winton Master	7.10%	$57,073,106	$(329,280)	$63,166	$5,941	$(398,387)	Commodity Portfolio	Monthly

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

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

For the years ended December 31, 2005 and 2004 and the period from May 1, 2003 to December 31, 2003, $213,949, $196,014 and $145,318, respectively of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $8,238, $16,979 and $16,464 for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 to December 31, 2003, which is included in other expenses.

The remaining liability for these costs due to CGM of $94,719 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose, including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

8.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 were as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$(22.73)	$34.30	$19.70
Interest income	10.64	9.25	4.66
Expenses**	(31.08)	(37.03)	(40.12)
Increase (decrease) for the period	(43.17)	6.52	(15.76)
Net asset value per Redeemable Unit, beginning of period	974.13	967.61	1,000.00
Offering cost adjustment	—	—	(16.63)
Net Asset Value per Redeemable Unit, end of period	$930.96	$974.13	$967.61
Redemption/subscription value per Redeemable Unit versus net asset value per Redeemable Unit	0.08	0.35	1.67
Redemption/subscription value per Redeemable Unit, end of period***	$931.04	$974.48	$969.28

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

	2005	2004	2003****
Ratios to average net assets:
Net investment loss before incentive fees*****	(6.9)%	(7.8)%	(8.9)%
Operating expenses	8.1%	8.9%	9.6%
Incentive fees	1.4%	1.3%	2.6%
Total expenses	9.5%	10.2%	12.2%
Total return:
Total return before incentive fees	(3.1)%	1.6%	1.6%
Incentive fees	(1.3)%	(0.9)%	(3.2)%
Total return after incentive fees	(4.4)%	0.7%	(1.6)%

****	Ratios to average net assets other than incentive fees are annualized.

*****	Interest income less total expenses (exclusive of incentive fees)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$18,906,648	$45,500,981	$(23,509,735)	$(45,908,265)
Net Income (loss)	$10,810,034	$36,162,716	$(30,361,390)	$(50,624,699)
Increase (decrease) in Net Asset Value per Redeemable Unit	$11.55	$37.90	$(33.38)	$(59.24)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$76,558,618	$(1,989,096)	$(91,337,959)	$44,160,267
Net income (loss)	$71,539,727	$(5,429,573)	$(94,044,545)	$35,511,122
Increase (decrease) in Net Asset Value per Redeemable Unit	$88.79	$(8.58)	$(163.93)	$90.24

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors' Report

To the Members of
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the "Company"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2005 and 2004, and the results of its operations, changes in its members' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,130,046 and $29,327,275, respectively)	$557,878,760	$302,866,457
Net unrealized appreciation on open futures positions	260,548,395	33,027,068
Unrealized appreciation on open swaps contracts	193,692,178	93,606,729
Commodity options owned, at fair value (cost $129,024,667 and $39,565,244, respectively)	225,052,075	51,017,766
	1,237,171,408	480,518,020
Due from brokers	14,310,966	2,425,135
Interest receivable	1,813,732	459,835
	$1,253,296,106	$483,402,990

Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$165,265,325	$89,659,294
Commodity options written, at market value (premium $147,363,753 and $54,943,984, respectively)	114,859,048	52,353,395
Accrued expenses:
Commissions	3,198,816	1,662,591
Professional fees	143,268	2,000
Due to brokers	13,948,544	2,753,610
Due to CGM	—	22,978
Distribution Payable	1,798,953	453,587
	299,213,954	146,907,455
Members' Capital:
Members' Capital, 246,785.2714 and 185,364.2361 Units outstanding in 2005 and 2004, respectively	954,082,152	336,495,535
	$1,253,296,106	$483,402,990

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap- April 07 - Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 - Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 - July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2004

	Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy		$1,240,430	0.37%

Futures Contracts Sold
Energy
NYMEX Natural Gas Feb. 05 - May 09	2,626	22,776,795	6.77
Other		9,009,843	2.68
Total futures contracts sold		31,786,638	9.45

Options Owned
Energy		51,017,766	15.16

Options Written
Energy
NYMEX Natural Gas Feb. 05 - Jan 06	6,992	(25,794,540)	(7.67)
Other		(26,558,855)	(7.89)
Total futures contracts written		(52,353,395)	(15.56)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2005	1,080	23,491,972	6.98
NYMEX Heating Oil Calendar 2006	1,450	21,867,545	6.50
Other		48,247,212	14.34
Total unrealized appreciation on swap contracts		93,606,729	27.82

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,450	(18,846,201)	(5.60)
NYMEX Unleaded Gas Calendar 2005	820	(21,159,503)	(6.29)
Other		(49,653,590)	(14.76)
Total depreciation on swap contracts		(89,659,294)	(26.65)

Total Energy Fair Value		$35,638,874	10.59%

Percentages are based on Members' Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$75,334,314	$98,726,739	$(89,228,388)
Change in unrealized gains on open positions	366,489,747	28,044,756	12,929,224
	441,824,061	126,771,495	(76,299,164)
Interest income	13,332,089	3,078,611	2,459,477
	455,156,150	129,850,106	(73,839,687)

Expenses:
Brokerage commissions including clearing fees of $1,569,668 $1,255,894 and $2,041,075, respectively	13,333,992	9,941,386	14,015,096
Professional fees	107,937	68,096	210,070
	13,441,929	10,009,482	14,225,166
Net income (loss)	$441,714,221	$119,840,624	$(88,064,853)
Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$2,112.50	$622.49	$(400.99)

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members' Capital
for the years ended December 31, 2005, 2004 and 2003

Members' Capital
Members' Capital at December 31, 2002	$350,283,453
Net Loss	(88,064,853)
Sale of 39,745.9253 Units of Member Interest	54,393,460
Redemptions of 44,880.6036 Units of Member Interest	(59,184,213)
Distribution of Interest to feeder funds	(2,370,210)
Members' Capital at December 31, 2003	255,057,637
Net Income	119,840,624
Sale of 20,423.0579 Units of Member Interest	32,767,686
Redemption of 46,082.5538 Units of Member Interest	(68,133,449)
Distribution of Interest to feeder funds	(3,036,963)
Members' Capital at December 31, 2004	336,495,535
Net Income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of Interest to feeder funds	(13,183,538)
Members' Capital at December 31, 2005	$954,082,152

Net Asset Value Per Unit:

2003:	$1,208.66
2004:	$1,815.32
2005:	$3,866.04

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net Income (loss)	$441,714,221	$119,840,624	$(88,064,853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	25,197,229	19,144,722	5,050,258
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(227,521,327)	(24,181,529)	342,944
(Increase) decrease in unrealized appreciation on open swaps contracts	(100,085,449)	(43,512,817)	(12,082,141)
(Increase) decrease in commodity options owned at fair value	(174,034,309)	(8,387,536)	40,621,872
(Increase) decrease in due from brokers	(11,885,831)	(276,445)	10,447,102
(Increase) decrease in interest receivable	(1,353,897)	(300,785)	124,570
Increase (decrease) in unrealized depreciation on open swap contracts	75,606,031	71,004,728	(29,815,656)
Increase (decrease) in commodity options written, at fair value	62,505,653	(5,451,202)	(9,920,180)
Accrued expenses:
Increase (decrease) in commissions	1,536,225	(7,834)	(3,539,742)
Increase (decrease) in professional fees	141,268	(57,625)	39,508
Increase (decrease) in due to brokers	11,194,934	938,595	273,792
Increase (decrease) in due to CGM	(22,978)	—	—
Net cash provided by (used in) operating activities	102,991,770	128,752,896	(86,522,526)
Cash flows from financing activities:
Proceeds from additions	288,276,627	32,767,686	54,393,460
Payments for redemptions	(99,220,693)	(68,133,449)	(59,184,213)
Distribution of interest to feeder funds	(11,838,172)	(2,737,057)	(2,493,437)
Net cash provided by (used in) financing activities	177,217,762	(38,102,820)	(7,284,190)
Net change in cash	280,209,532	90,650,076	(93,806,716)
Unrestricted cash, at beginning of year	273,539,182	182,889,106	276,695,822
Unrestricted cash, at end of year	$553,748,714	$273,539,182	$182,889,106

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements

1.    General:

SB AAA Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of units ("Units") of member interest.

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. ("AAA") allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. ("Orion") allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II ("AAA II") allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. ("Pinnacle") allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. ("CitiDiv") allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor ("private investor") purchased 1,196.6879 Units with a fair value of $4,000,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management, Inc. (the "Advisor") using the Energy with Swaps Program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, private investor, Orion and Pinnacle Natural Resources, LP (each a "Member", collectively the "Funds") with 32.3%, 52.5%, 5.6%, 0.6%, 1.0%, 6.9% and 1.1% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the managing member (the "Managing Member") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

SB AAA Master Fund LLC
Notes to Financial Statements

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statements of financial condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each partner of each of the members (the Funds) is individually liable for the taxes, if any, on their share of the Master's income and expenses.

e.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

f.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and CGM but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. The Master will pay CGM brokerage commissions at $18 per round turn for futures, options and swap transactions. The brokerage fee is inclusive of applicable floor brokerage. All exchange, clearing, user, give-up and National Futures Association fees are borne by the Master. All other fees (management fees, administrative fees, incentive fees and offering costs) shall be borne by the Funds. All of the Master's cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held by the Master for margin requirements was $4,130,046 and $29,327,275, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

SB AAA Master Fund LLC
Notes to Financial Statements

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2005 and 2004 based on a monthly calculation, were $199,595,694 and $37,750,006, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2005 and 2004 were $399,168,275 and $35,638,874, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member interest for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005		2004	2003
Net realized and unrealized gains (losses)*	$2,051.93		$607.73	$(410.62)
Interest income	62.49		16.06	11.23
Expenses**	(1.92)		(1.30)	(1.60)
Increase (decrease) for year	2,112.50		622.49	(400.99)
Distributions	(61.78)		(15.83)	(10.84)
Net asset value per Unit, beginning of year	1,815.32		1,208.66	1,620.49
Net asset value per Unit, end of year	$3,866.04		$1,815.32	$1,208.66
* Includes brokerage commissions
** Excludes brokerage commissions
Ratio to average net assets:
Net investment loss***	(0.0)	%****	(2.4)%	(4.1)%
Operating expenses	2.3%		3.5%	5.0%
Total return	116.4%		51.5%	(24.7)%

***	Interest income less total expenses

****	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange

SB AAA Master Fund LLC
Notes to Financial Statements

currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master's assets is CGM. As of December 31, 2005, the counterparties to the Master's swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company, Hess Trading Company, LLC and BP Corporation North America, Inc.

The Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for AAA Master for the years ended December 31, 2005 and December 31, 2004 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage fees commissions and clearing fees plus interest income	$78,571,053	$139,754,428	$105,296,290	$118,510,387
Net Income	$78,379,858	$139,650,072	$105,228,428	$118,455,863
Increase in Net Asset Value per Unit	$304.38	$666.56	$535.54	$606.02

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$23,925,828	$64,277,686	$10,197,155	$21,684,305
Net Income	$23,724,769	$64,261,824	$10,181,466	$21,672,565
Increase in Net Asset Value per Unit	$122.43	$338.61	$52.27	$109.18

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Aspect Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Aspect Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Aspect Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period March 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period March 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Aspect Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (Note 3c) (restricted $25,000,025)	$190,244,157
Net unrealized appreciation on open futures positions	3,998,676
Unrealized appreciation on open forward contracts	5,783,990
200,026,823
Interest receivable	480,752
$200,507,575

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$5,154,880
Accrued expenses:
Professional fees	45,000
Distribution payable (Note 5)	480,752
5,680,632

Partners' capital:
Partners' capital, 170,140.8991 Redeemable Units outstanding	194,826,943
$200,507,575

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(377,724)	(0.19)%
Grains	32,350	0.02
Livestock	103,415	0.05
Interest Rates Non-U.S.	502,928	0.26
Interest Rates U.S.	(15,969)	(0.01)
Indices	1,061,361	0.54
Metals	1,027,058	0.53
Softs	1,239,159	0.64
Total futures contracts purchased	3,572,578	1.84
Futures Contracts Sold
Energy	(560,870)	(0.29)
Grains	(693,255)	(0.35)
Interest Rates Non-U.S.	832,136	0.43
Interest Rates U.S.	1,404,031	0.72
Softs	(555,944)	(0.29)
Total futures contracts sold	426,098	0.22
Unrealized Appreciation on Forward Contracts
Currencies	1,530,465	0.79
Metals	4,253,525	2.18
Total unrealized appreciation on forward contracts	5,783,990	2.97
Unrealized Depreciation on Forward Contracts
Currencies	(3,585,982)	(1.84)
Metals	(1,568,898)	(0.81)
Total unrealized depreciation on forward contracts	(5,154,880)	(2.65)
Total Fair Value	$4,627,786	2.38%

Percentages are based on Partners' capital unless otherwise indicated

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statement of Income and Expenses
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$35,592,451
Net unrealized losses on open positions	(7,930,877)
27,661,574
Interest income	4,132,344
31,793,918
Expenses:
Clearing fees	420,212
Professional fees	63,208
483,420
Net income	$31,310,498
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$167.36

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from March 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at March 1, 2005 representing 190,791.1121 Units	$190,791,112
Net income	31,310,498
Sale of 38,062.5731 Redeemable Units of Limited Partnership Interest	40,018,580
Redemption of 58,712.7861 Redeemable Units of Limited Partnership Interest	(63,160,903)
Distribution of Interest to feeder funds	(4,132,344)
Partners' capital at December 31, 2005	$194,826,943
Net asset value per Redeemable Unit:

2005:	$1,145.09

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statement of Cash Flows
for the period March 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$31,310,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(25,000,025)
(Increase) decrease in unrealized appreciation on open forward contracts	5,263,622
(Increase) decrease in interest receivable	(480,752)
(Increase) decrease in unrealized appreciation on open futures positions	6,179,942
Increase (decrease) in unrealized depreciation on open forward contracts	(3,512,687)
Accrued expenses:
Increase (decrease) in professional fees	45,000
Net cash provided by (used in) operating activities	13,805,598
Cash flows from financing activities:
Proceeds from additions	218,251,029
Payments for redemptions	(63,160,903)
Distribution of interest to feeder funds	(3,651,592)
Net cash provided by (used in) financing activities	151,438,534
Net change in cash	165,244,132
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$165,244,132
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$12,558,663

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

CMF Aspect Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On March 1, 2005 (the date the Master commenced trading), Smith Barney Diversified 2000 Futures Fund L.P. ("Diversified 2000"), Salomon Smith Barney Global Diversified Futures Fund L.P. ("Global Diversified") and Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of their capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Portfolio L.P. ("CMF Institutional") purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Management Limited (the "Advisor") using the Diversified program, the Advisor's proprietary trading program, to invest together in one vehicle.

The master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified and Citigroup Diversified (each a "Fund", collectively the "Funds") with 2.64%, 21.83%, 8.36%, and 67.17% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM") is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master's income and expenses.

CMF Aspect Master Fund L.P.
Notes to Financial Statements

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $25,000,025. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $7,359,899.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Aspect Master Fund L.P.
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

2005
Net realized and unrealized gains*	$145.44
Interest income	22.27
Expenses**	(0.35)
Increase for the period	167.36
Distributions	(22.27)
Net asset value per Redeemable Unit, beginning of period	1,000.00
Net asset value per Redeemable Unit, end of period	$1,145.09

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment gain***	1.8%
Operating expenses	0.2%
Total return	16.7%

***	Interest income less total expenses (exclusive of incentive fees)

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner's share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

CMF Aspect Master Fund L.P.
Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Aspect Master for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from March 1, 2005 (Commencement of trading operations) to March 31, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing feesplus interest income	$6,902,322	$7,311,804	$13,144,533	$4,015,047
Net Income	$6,871,064	$7,298,154	$13,130,883	$4,010,397
Increase in Net Asset Value per Redeemable Unit	$40.27	$37.88	$68.19	$21.02

To the Limited Partners of
CMF Capital Fund Management Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Capital Fund Management Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Capital Fund Management Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Capital Fund Management Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period August 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Capital Fund Management Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $9,546,963) (Note 3c)	$172,183,490
Net unrealized appreciation on open futures positions	1,236,940
173,420,430

Interest receivable	429,846
$173,850,276

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Professional fees	$19,925
Distribution payable (Note 5)	429,846
449,771

Partners' capital:
Partners' capital, 138,902.0635 Redeemable Units outstanding	173,400,505
$173,850,276

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased

Currencies	$(154,770)	(0.09)%
Energy	167,338	0.10
Metals	(13,633)	(0.01)
Interest Rates Non-U.S.	241,886	0.14
Interest Rates U.S.	223,133	0.13
Indices	(7,205)	(0.00)	*
Softs	4,672	0.00	*

Total futures contracts purchased	461,421	0.27

Futures Contracts Sold

Currencies	216,281	0.12
Energy	(8,049)	(0.00)	*
Interest Rates Non-U.S.	27,515	0.01
Interest Rates U.S.	32,525	0.02
Indices	507,247	0.29
Total futures contracts sold	775,519	0.44
Total fair value	$1,236,940	0.71%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statement of Income and Expenses
for the period August 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$39,863,425
Net unrealized losses on open positions	(393,102)
39,470,323
Interest income	2,015,736
41,486,059
Expenses:
Clearing fees	1,606,613
Professional fees	19,925
1,626,538
Net income	$39,859,521
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$261.96

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at August 1, 2005 (commencement of trading operations) representing 164,291.1621 Units	$164,294,162
Net income	39,859,521
Sale of 19,241.6611 Redeemable Units of Limited Partnership Interest	23,276,340
Redemption of 44,633.7597 Redeemable Units of Limited Partnership Interest	(52,013,782)
Distribution of Interest to feeder funds	(2,015,736)
Partners' capital at December 31, 2005	$173,400,505
Net asset value per Redeemable Unit:

2005:	$1,248.37

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statement of Cash Flows
for the period August 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$39,859,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(9,546,963)
(Increase) decrease in net unrealized appreciation on open futures positions	393,103
(Increase) decrease in interest receivable	(429,846)

Accrued expenses:
Increase (decrease) in professional fees	19,925
Net cash provided by (used in) operating activities	30,295,740

Cash flows from financing activities:
Proceeds from additions	185,940,459
Payments for redemptions	(52,013,782)
Distribution of interest to feeder funds	(1,585,890)
Net cash provided by (used in) financing activities	132,340,787

Net change in cash	162,636,527
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$162,636,527
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$1,630,043

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

CMF Capital Fund Management Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On August 1, 2005, (date Master commenced trading operations) CMF Institutional Futures Fund ("CMF Institutional") and Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of their capital to the Master. CMF Institutional invested $4,860,099 of its initial capital and purchased 4,860.0990 Units of the Master and Citigroup Diversified purchased 159,434.0631 Units of the Master with cash equal to $157,804,020 and a contribution of open commodity futures and forwards positions with a fair value of $1,630,043. The Master was formed to permit commodity pools managed now and in the future by Capital Fund Management (The "Advisor") using the Discus Program, the Advisor's proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a "Fund", collectively the "Funds") with 96.6% and 3.4% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $9,546,963. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $2,753,211.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 was as follows:

2005
Net realized and unrealized gains (losses)*	$248.50
Interest income	13.59
Expenses**	(0.13)
Increase (decrease) for the period	261.96
Distributions	(13.59)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,248.37

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	0.4%
Operating expenses	1.9%
Total return	26.2%

***	Interest income less total expenses (exclusive of incentive fees)

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner's share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for CMF Master for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from August 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$19,428,506	$20,452,940
Net Income	$19,408,106	$20,451,415
Increase in Net Asset Value per Redeemable Unit	$136.53	$125.43

To the Limited Partners of
CMF Drury Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Drury Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Drury Capital Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Drury Capital Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period August 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Drury Capital Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $19,067,119) (Note 3c)	$126,248,300
Unrealized appreciation on open forward contracts	12,977,909
Interest receivable (Note 3c)	302,293
$139,528,502

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open future positions	$670,896
Unrealized depreciation on open forward contracts	5,610,822
Accrued expenses:
Professional fees	45,000
Distribution payable (Note 5)	302,293
6,629,011

Partners' capital:
Partners' capital, 120,577.0766 Units outstanding	132,899,491
$139,528,502

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$128,613	0.10%
Indices	539,683	0.41
Interest Rates Non U.S.	643,292	0.48
Interest Rates U.S.	575,721	0.43
Metals	1,079,600	0.81
Softs	148,736	0.11
Total futures contracts purchased	3,115,645	2.34

Futures Contracts Sold
Energy	(708,250)	(0.53)
Grains	(2,215,546)	(1.67)
Interest Rates Non-U.S.	(523,310)	(0.39)
Interest Rates U.S.	(219,787)	(0.17)
Softs	(119,648)	(0.09)
Total futures contracts sold	(3,786,541)	(2.85)

Unrealized Appreciation on Forward Contracts
Currencies	1,749,536	1.32
Metals	11,228,373	8.45
Total unrealized appreciation on forward contracts	12,977,909	9.77

Unrealized Depreciation on Forward Contracts
Currencies	(2,643,531)	(1.99)
Metals	(2,967,291)	(2.23)
Total unrealized depreciation on forward contracts	(5,610,822)	(4.22)
Total fair value	$6,696,191	5.04%

Percentages are based on Partners' capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statement of Income and Expenses
for the period August 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$9,105,921
Net unrealized gains on open positions	3,918,658
13,024,579
Interest income (Note 3c)	1,450,304
14,474,883
Expenses:
Clearing fees	420,985
Professional fees	45,000
465,985
Net income	$14,008,898
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$114.03

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at August 1, 2005 representing 125,580.8377 Units	$125,580,838
Net income	14,008,898
Sale of 3,912.5954 Redeemable Units of Limited Partnership Interest	4,063,960
Redemption of 8,916.3565 Redeemable Units of Limited Partnership Interest	(9,303,901)
Distribution of Interest to feeder funds	(1,450,304)
Partners' capital at December 31, 2005	$132,899,491
Net asset value per Redeemable Unit:

2005:	$1,102.20

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statement of Cash Flows
for the period August 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$14,008,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(19,067,119)
(Increase) decrease in unrealized appreciation on open futures positions	4,714,776
(Increase) decrease in unrealized appreciation on open forward contracts	4,998,251
(Increase) decrease in interest receivable	(302,293)

Increase (decrease) in unrealized appreciation on open futures positions	670,896
Increase (decrease) in unrealized depreciation on open forward contracts	(14,302,581)
Accrued expenses:
Increase (decrease) in professional fees	45,000
Net cash provided by (used in) operating activities	(9,234,172)

Cash flows from financing activities:
Proceeds from additions	126,867,265
Payments for redemptions	(9,303,901)
Distribution of interest to feeder funds	(1,148,011)
Net cash provided by (used in) financing activities	116,415,353

Net change in cash	107,181,181
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$107,181,181
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$2,777,533

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

CMF Drury Capital Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On August 1, 2005 (date Master commenced trading), Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") and CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of their capital to the Master. Citigroup Diversified purchased 120,720.7387 Units of the Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward positions with a fair value $2,777,533. CMF Institutional purchased 4,860.0990 Units of the Master with cash equal to $4,860,099. The Master was formed to permit commodity pools managed now or in the future by Drury Capital Inc. (the "Advisor") using the Diversified Program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 96.0% and 4.0% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $19,067,119. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $12,499,940.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 was as follows:

2005
Net realized and unrealized gains*	$102.55
Interest income	11.83
Expenses**	(0.35)
Increase for the period	114.03
Distributions	(11.83)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,102.20

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	1.8%
Operating expenses	0.9%

Total return	11.4%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Drury Master for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from August 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$9,396,443	$4,657,455
Net Income	$9,369,443	$4,639,455
Increase in Net Asset Value per Redeemable Unit	$76.99	$37.04

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
    CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Willowbridge Argo Master Fund L.P. (the "Partnership"), including the condensed schedule of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the period July 1, 2005 (commencement of trading operations) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Willowbridge Argo Master Fund L.P.
Statement of Financial Condition
December 31, 2005

2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $22,332,197) (Note 3c)	$158,877,095
Net unrealized appreciation on open futures positions	10,835,290
169,712,385

Interest receivable	444,643
$170,157,028

Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Professional fees	$30,334
Distribution payable (Note 5)	444,643
474,977

Partners' capital:
Partners' capital, 161,209.4049 Redeemable Units outstanding	169,682,051
$170,157,028

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$(138,175)	(0.08)%
Livestock	191,530	0.11
Metals	5,765,550	3.40
Interest Rates Non-U.S.	646,214	0.38
Interest Rates U.S.	624,746	0.37
Softs	3,368,905	1.99
Total futures contracts purchased	10,458,770	6.17
Futures Contracts Sold
Currencies	230,251	0.13
Energy	(346,085)	(0.20)
Grains	187,044	0.11
Interest Rates Non-U.S.	305,310	0.18
Total futures contracts sold	376,520	0.22
Total fair value	$10,835,290	6.39%

Percentages are based on Partners' capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Income and Expenses
for the period July 1, 2005
(commencement of trading operations)
to December 31, 2005

2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,894,169
Change in unrealized losses on open positions	(5,407,459)
8,486,710
Interest income (Note 3c)	2,289,314
10,776,024
Expenses:
Clearing fees	340,941
Professional fees	30,334
371,275
Net income	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Changes in Partners' Capital
for the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners' Capital
Initial capital contribution from Limited Partners at July 5, 2005 representing 159,565.2554 Redeemable Units	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of Interest to feeder funds	(2,289,314)
Partners' capital at December 31, 2005	$169,682,051
Net asset value per Redeemable Unit:

2005:	$1,052.56

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statement of Cash Flows
for the period July 1, 2005
(commencement of trading operations) to
December 31, 2005

2005
Cash flows from operating activities:
Net income	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures positions	5,407,459
(Increase) decrease in interest receivable	(444,643)

Accrued expenses:
Increase (decrease) in professional fees	30,334
Net cash provided by (used in) operating activities	(6,934,298)

Cash flows from financing activities:
Proceeds from additions	161,865,506
Payments for redemptions	(16,541,639)
Distribution of interest to feeder funds	(1,844,671)
Net cash provided by (used in) financing activities	143,479,196

Net change in cash	136,544,898
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On July 1, 2005, (date Master commenced trading operations), Smith Barney Diversified Futures Fund L.P. ("Diversified"), Smith Barney Diversified Futures Fund L.P. II ("Diversified II"), Salomon Smith Barney Orion Futures Fund L.P. ("Orion"), CMF Institutional Futures Fund ("CMF Institutional") and Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of their capital to the Master. Diversified purchased 12,259.349 Units of the Master with cash equal to $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Units of the Master with cash equal to $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Units of the Master with cash equal to $29,866,194 and a contribution of open commodity futures and forwards positions of $3,662,925, CMF Institutional Invested $7,000,000 of its' initial capital and purchased 7,000.0000 Units of the Master and Citigroup Diversified purchased 95,795.8082 Units of the Master with cash equal to $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (The "Advisor") using the Argo Program, the Advisor's proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 7.4%, 6.6%, 25.9% 56.7% and 3.4% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2005, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005, the amount of cash held by the Master for margin requirements was $22,332,197. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2005 based on a monthly calculation, was $16,087,092.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005 was as follows:

2005
Net realized and unrealized gains (losses)*	$52.75
Interest income	14.25
Expenses**	(0.19)
Increase (decrease) for the period	66.81
Distributions	(14.25)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	2.0%
Operating expenses	0.4%

Total return	6.7%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the period ended December 31, 2005 is summarized below.

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$1,894,970	$8,540,113
Net Income	$1,879,636	$8,525,113
Increase in Net Asset Value per Redeemable Unit	$10.17	$56.64

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor's Report

To the Partners of
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005, and the related statements of income and expenses, changes in partners' capital, and cash flows for the year ended December 31, 2005 and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2005, and the results of its operations, changes in its partners' capital, and its cash flows for the year ended December 31, 2005 and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $41,364,253 and $26,264,586 in 2005 and 2004, respectively) (Note 3c)	$173,936,134	$113,508,857
Net unrealized appreciation on open futures positions	1,044,808	979,539
Unrealized appreciation on open forward contracts	6,659,732	1,575,476
	181,640,674	116,063,872

Interest receivable	490,049	166,197
	$182,130,723	$116,230,069

Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,976,793	$926,543
Accrued expenses:
Professional fees	57,292	12,000
Distribution payable (Note 5)	490,049	166,197
	3,524,134	1,104,740

Partners' Capital:
Partners' Capital, 150,355.1221 and 107,012.8888 Redeemable Units outstanding in 2005 and 2004, respectively	178,606,589	115,125,329
	$182,130,723	$116,230,069

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	$(532,732)	(0.30)%
Indices	(689,791)	(0.39)
Interest Rates U.S.	(63,103)	(0.03)
Interest Rates Non-U.S.	2,264,869	1.27
Livestock	274,805	0.15
Lumber	(4,213)	(0.00) *
Metals	464,600	0.26
Softs	53,290	0.03
Total futures contracts purchased	1,767,725	0.99

Futures Contracts Sold
Currencies	(319,700)	(0.18)
Energy	(613,409)	(0.34)
Grains	(643,317)	(0.36)
Interest Rates U.S.	(36,304)	(0.02)
Interest Rates Non-U.S.	1,099,890	0.62
Livestock	3,400	0.00 *
Softs	(213,477)	(0.12)
Total futures contracts sold	(722,917)	(0.40)

Unrealized Appreciation on Forward Contracts
Metals	6,659,732	3.73
Total unrealized appreciation on forward contracts	6,659,732	3.73

Unrealized Depreciation on Forward Contracts
Metals	(2,976,793)	(1.67)
Total unrealized depreciation on forward contracts	(2,976,793)	(1.67)

Total Fair Value	$4,727,747	2.65%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	$623,634	0.54%
Indices	1,541,657	1.34
Interest Rates U.S.	(294,303)	(0.27)
Interest Rates Non-U.S.	(42,376)	(0.04)
Livestock	(97,350)	(0.08)
Lumber	48,114	0.04
Metals	(524,982)	(0.46)
Softs	(172,955)	(0.15)
Total futures contracts purchased	1,081,439	0.92
Futures Contracts Sold
Currencies	17,239	0.02
Energy	160,945	0.14
Grains	(287,861)	(0.25)
Interest Rates U.S.	(21,841)	(0.02)
Interest Rates Non-U.S.	(10,707)	(0.00) *
Metals	69,925	0.06
Softs	(29,600)	(0.03)
Total futures contracts sold	(101,900)	(0.08)
Unrealized Appreciation on Forward Contracts
Metals	1,575,476	1.37
Unrealized Depreciation on Forward Contracts
Metals	(926,543)	(0.80)
Total Fair Value	$1,628,472	1.41%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the year ended December 31, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$13,732,305	$4,622,324
Net unrealized gains on open positions	3,099,275	(969,894)
	16,831,580	3,652,430
Interest income	4,288,087	244,406
	21,119,667	3,896,836
Expenses:
Clearing fees	1,166,831	152,738
Professional fees	56,062	12,000
	1,222,893	164,738
Net income	$19,896,774	$3,732,098
Net income per Unit of Limited Partnership Interest (Notes 1 and 6)	$142.03	$78.85

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners' Capital
for the year ended December 31, 2005 and the period from November 1, 2004
(commencement of trading operations)
to December 31, 2004

Limited Partners' Capital
Initial capital contribution from Limited Partners at November 1, 2004 representing 52,444.0345 Units	$52,444,034
Net income	3,732,098
Sale of 56,367.5633 Units of Limited Partners Interest	61,144,754
Redemption of 1,798.7090 Units of Limited Partners Interest	(1,951,151)
Distribution of Interest to feeder funds	(244,406)
Partners' capital at December 31, 2004	115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners' Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners' Interest	(66,873,662)
Distribution of Interest to Feeder Funds	(4,288,087)
Partners' capital at December 31, 2005	$178,606,589
Net asset value per Unit:

2004	$1,075.81
2005	$1,187.90

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the year ended December 31, 2005 and the period November 1, 2004
(commencement of trading operations) to
December 31, 2004

	2005	2004
Cash flows from operating activities:
Net income	$19,896,774	$3,732,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(15,099,667)	(26,264,586)
(Increase) decrease in net unrealized appreciation on open futures positions	(65,269)	2,089,692
(Increase) decrease in unrealized appreciation on open forward contracts	(5,084,256)	(1,336,229)
(Increase) decrease in interest receivable	(323,852)	(166,197)

Increase (decrease) in unrealized depreciation on open forward contracts	2,050,250	216,431
Accrued expenses:
Increase (decrease) in professional fees	45,292	12,000
Net cash provided by (used in) operating activities	1,419,272	(21,716,791)

Cash flows from financing activities:
Proceeds from additions	114,746,235	110,990,422
Payments for redemptions	(66,873,662)	(1,951,151)
Distribution of interest to feeder funds	(3,964,235)	(78,209)
Net cash provided by (used in) financing activities	43,908,338	108,961,062

Net change in cash	45,327,610	87,244,271
Unrestricted cash, at beginning of period	87,244,271	—
Unrestricted cash, at end of period	$132,571,881	$87,244,271
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$2,598,366

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Winton Master L.P. (the "Master") is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units ("Units") of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. ("Winton Feeder") allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. ("Diversified") and Salomon Smith Barney Orion Futures Fund L.P. ("Orion") allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. ("Citigroup Diversified") allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. ("CMF Institutional") allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the "Advisor") using the Diversified program, the Advisor's proprietary trading program, to invest together in one vehicle.

The Master's investors consist of Winton Feeder, Orion, Diversified, Citigroup Diversified and CMF Institutional (each a "Feeder", collectively the "Funds") with 7.7%, 30.5%, 8.7%, 50.4% and 2.7% ownership of the Master at December 31, 2005, respectively. Winton Feeder, Orion, Diversified and Citigroup Diversified owned 3.1%, 33.4%, 14.0% and 49.5% of the Master at December 31, 2004, respectively.

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Master. The Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination. Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master's income and expenses.

CMF Winton Master L.P.

Notes to Financial Statements

c.	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at CGM. The Master's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held by the Master for margin requirements was $41,364,253 and $26,264,586, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2005 and during the period ended December 31, 2004 based on a monthly calculation, was $6,930,693 and $3,595,835, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Winton Master L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the year ended December 31, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 was as follows:

	2005	2004
Net realized and unrealized gains*	$112.51	$75.92
Interest income	29.94	3.04
Expenses**	(0.42)	(0.11)
Increase for the period	142.03	78.85
Distributions	(29.94)	(3.04)
Net Asset Value Redeemable per Unit, beginning of period	1,075.81	1,000.00
Net Asset Value Redeemable per Unit, end of period	$1,187.90	$1,075.81

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	1.9%	0.6	%****
Operating expenses	0.8%	1.3	%****
Total return	13.2%	7.9%

***	Interest income less total expenses

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced

CMF Winton Master L.P.

Notes to Financial Statements

to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Winton Master for the year ended December 31, 2005 and the period ended December 31, 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$134,872	$(1,993,310)	$10,861,316	$10,949,958
Net Income (loss)	$131,646	$(2,011,115)	$10,843,704	$10,932,539
Increase (decrease) in Net Asset Value per Redeemable Unit	$(0.32)	$(13.00)	$78.31	$77.04

For the period from November 1, 2004 (commencement of trading operations) to December 31, 2004
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$3,744,098
Net income	$3,732,098
Increase in Net Asset Value per Redeemable Unit	$78.85

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

Item 9B.    Other Information.

The Partnership previously filed report(s) as an "accelerated filer" (as defined in Rule 12b-2 of the Exchange Act). The Partnership has been advised by SEC Staff that it is not an accelerated filer and that it is not, therefore, required to file as such.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $49,582,184 were earned by CGM for the year ended December 31, 2005. Management fees and incentive fees of $16,071,249 and $11,795,091, respectively, were earned by the Advisors for the year ended December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2006, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,799.7212 Redeemable Units (1.0%) of Limited Partnership Interest as of December 31, 2005.

Principals who own Redeemable Units of the Partnership:

*David J. Vogel         5.4716 Redeemable Units

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

2005            $235,875

2004            $262,750

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005            $7,606

2004            $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.

Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003.

(2)	Exhibits:

10.1	Letters extending Management Agreements with Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A. and Graham Capital Management L.P. for 2004 (previously filed).

10.2	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.3	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (previously filed).

10.4	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (previously filed).

10.5	Management Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (filed herein).

10.6	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management and Winton Capital Management Limited for 2005 (filed herein).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2006.

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

/s/ David J. Vogel David J. Vogel President and Director	/s/ Jerry Pascucci Jerry Pascucci Director
/s/ Daniel R. McAuliffe, Jr. Daniel R. McAuliffe, Jr. Chief Financial Officer and Director	/s/ Jennifer Magro Jennifer Magro Director
/s/ Maureen O'Toole Maureen O'Toole Director	/s/ Ihor Rakowsky Ihor Rakowsky Secretary and Director
/s/ Shelley Ullman Shelley Ullman Director