Form 10-Q
period 2006-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2006-05-12
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedules of Investments at March 31, 2006 and December 31, 2005 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited).	6
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15 – 16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17 – 21
Item 4.	Controls and Procedures.	22
PART II - Other Information		23

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$727,770,472	$667,759,623
Equity in commodity futures trading account:
Cash (restricted $39,304,846 and $22,985,532 in 2006 and 2005, respectively)	195,743,344	208,332,148
Net unrealized appreciation on open futures positions	16,701,154	—
Unrealized appreciation on open forward contracts	2,969,228	4,784,209
	943,184,198	880,875,980
Interest receivable	615,566	502,917
	$943,799,764	$881,378,897
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open future positions	$—	$1,263,893
Unrealized depreciation on open forward contracts	5,230,992	3,146,365
Accrued expenses:
Commissions	4,301,685	4,096,436
Management fees	1,498,837	1,426,974
Incentive fees	5,284,277	3,507,443
Other	317,838	137,437
Due to CGM	38,287	94,719
Redemptions payable	19,812,765	10,569,334
	36,484,681	24,242,601
Partners' Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2006 and 2005	8,391,942	8,192,188
Limited Partners, 942,599.6083 and 911,901.3814 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	898,923,141	848,944,108
	907,315,083	857,136,296
	$943,799,764	$881,378,897

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$138,505	0.02%
Grains	(11,200)	(0.00) *
Indices	2,794,292	0.31
Interest Rates Non-U.S.	(13,574)	(0.00) *
Metals	3,940,195	0.43
Softs	307,594	0.03
Total futures contracts purchased	7,155,812	0.79
Futures Contracts Sold
Energy	(223,608)	(0.02)
Grains	476,235	0.05
Interest Rates U.S.	4,080,405	0.45
Interest Rates Non-U.S.	4,749,551	0.52
Softs	462,759	0.05
Total futures contracts sold	9,545,342	1.05
Unrealized Appreciation on Forward Contracts
Currencies	2,552,200	0.28
Metals	417,028	0.05
Total unrealized appreciation on forward contracts	2,969,228	0.33
Unrealized Depreciation on Forward Contracts
Currencies	(4,812,408)	(0.53)
Metals	(418,584)	(0.05)
Total unrealized depreciation on forward contracts	(5,230,992)	(0.58)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	125,979,005	13.89
CMF Willowbridge Argo Master Fund L.P.	85,306,149	9.40
CMF Aspect Master Fund L.P.	139,165,401	15.34
CMF Capital Fund Master Fund L.P.	177,590,438	19.57
CMF Winton Master L.P.	106,804,122	11.77
SB AAA Master Fund LLC	92,925,357	10.24
Total Investment in Partnerships	727,770,472	80.21

Total Fair Value	$742,209,862	81.80%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(5,580,168)	(0.65)%
Grains	(5,200)	(0.00) *
Indices	1,075,454	0.13
Interest Rates Non-U.S.	179,277	0.02
Metals	2,783,890	0.32
Softs	2,592,168	0.30
Total futures contracts purchased	1,045,421	0.12
Futures Contracts Sold
Energy	195,765	0.02
Grains	(308,795)	(0.04)
Indices	15,052	0.00 *
Interest Rates U.S.	(656,698)	(0.08)
Interest Rates Non-U.S.	(385,834)	(0.04)
Softs	(1,168,804)	(0.13)
Total futures contracts sold	(2,309,314)	(0.27)
Unrealized Appreciation on Forward Contracts
Currencies	2,661,556	0.31
Metals	2,122,653	0.25
Total unrealized appreciation on forward contracts	4,784,209	0.56
Unrealized Depreciation on Forward Contracts
Currencies	(1,753,794)	(0.21)
Metals	(1,392,571)	(0.16)
Total unrealized depreciation on forward contracts	(3,146,365)	(0.37)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	127,905,544	14.92
CMF Willowbridge Argo Master Fund L.P.	96,524,350	11.26
CMF Aspect Master Fund L.P.	131,198,236	15.31
CMF Capital Fund Management Master Fund L.P.	167,920,417	19.59
CMF Winton Master L.P.	90,342,493	10.54
SB AAA Master Fund LLC	53,868,583	6.29
Total Investment in Partnerships	667,759,623	77.91

Total Fair Value	$668,133,574	77.95%

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(10,234,708)	$(35,043,235)
Change in unrealized gains on open positions and investment in Partnerships	53,230,552	(1,688,784)
	42,995,844	(36,732,019)
Interest income	1,708,771	3,160,642
	44,704,615	(33,571,377)
Expenses:
Brokerage commissions including clearing fees of $94,019 and $828,752, respectively	12,910,519	12,336,888
Management fees	4,395,278	3,804,597
Incentive fees	5,284,277	742,657
Other expenses	181,204	169,180
	22,771,278	17,053,322
Net income (loss)	21,933,337	(50,624,699)

Additions – Limited Partners	81,757,000	85,102,000
– General Partner	—	400,000
Redemptions – Limited Partners	(53,511,550)	(21,652,373)
Net increase in Partners' capital	50,178,787	13,224,928
Partners' capital, beginning of period	857,136,296	804,324,637

Partners' capital, end of period	$907,315,083	$817,549,565
Net asset value per Redeemable Unit (951,399.3295 and 893,603.7234 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$953.66	$914.89
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$22.70	$(59.24)

Redemption/Subscription value per Redeemable Unit	$953.68	$915.16

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$21,933,337	$(50,624,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(16,319,314)	11,283,470
Purchase of investment in Partnerships	(81,757,000)	(151,110,948)
Proceeds from sale of investment in Partnerships	55,202,923	8,809,395
Net unrealized (appreciation) depreciation on investment in Partnerships	(33,456,772)	(17,008,829)
(Increase) decrease in net unrealized appreciation on open futures positions	(16,701,154)	(2,615,043)
(Increase) decrease in unrealized appreciation on open forward contracts	1,814,981	21,439,431
(Increase) decrease in interest receivable	(112,649)	(134,061)
Increase (decrease) net in unrealized depreciation on open futures positions	(1,263,893)	—
Increase (decrease) in unrealized depreciation on open forward contracts	2,084,627	436,181
Accrued expenses:
Increase (decrease) in commissions	205,249	74,369
Increase (decrease) in management fees	71,863	23,386
Increase (decrease) in incentive fees	1,776,834	149,778
Increase (decrease) in due to CGM	180,401	(51,799)
Increase (decrease) in other	(56,432)	166,120
Net cash provided by (used in) operating activities	(66,396,999)	(179,163,249)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	81,757,000	85,102,000
Proceeds from additions – General Partner	—	400,000
Payments for redemptions – Limited Partners	(44,268,119)	(21,558,726)
Net cash provided by (used in) financing activities	37,488,881	63,943,274
Net change in cash	(28,908,118)	(115,219,975)
Unrestricted cash, at beginning of period	185,346,616	608,871,822
Unrestricted cash, at end of period	$156,438,498	$493,651,847
Non cash financing activities:
Contributions of open commodity futures and forwards positions	$—	$(8,554,397)

See Accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made for the Partnership by Drury Capital Inc., ("Drury"), Graham Capital Management, L.P., ("Graham"), John W. Henry & Company, Inc., ("JWH"), Willowbridge Associates Inc. ("Willowbridge"), Aspect Capital Limited ("Aspect"), Capital Fund Management S.A. ("CFM"), Winton Capital Management Limited ("Winton") and AAA Capital Management Inc. ("AAA") (each an "Advisor" and collectively, the "Advisors").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2006, and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized gains (losses)*	$31.16	$(57.52)
Interest income	1.77	3.58
Expenses **	(10.23)	(5.30)
Increase (decrease) for the period	22.70	(59.24)
Net Asset Value per Redeemable Unit, beginning of period	930.96	974.13
Net Asset Value per Redeemable Unit, end of period	$953.66	$914.89
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.02	0.27
Redemption/subscription value per Redeemable Unit, end of period ***	$953.68	$915.16

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended March 31,
	2006	2005
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.3)%	(6.7)%
Operating expenses	8.0%	8.3%
Incentive fees	0.6%	0.1%
Total expenses	8.6%	8.4%
Total return:
Total return before incentive fees	3.0%	(6.0)%
Incentive fees	(0.6)%	(0.1)%
Total return after incentive fees	2.4%	(6.1)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

As of March 31, 2006, $611,713 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $42,281 through March 31, 2006, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $38,287 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the three and twelve months ended March 31, 2006 and December 31, 2005 based on a monthly calculation, were $7,429,186 and $16,839,471, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005 were $14,439,390 and $373,951, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

5.    Investment in Partnerships:

On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. ("Winton Master") a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of Winton Master with a fair value of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

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

On August 1, 2005, the cash allocated to CFM for trading was allocated to the CMF Capital Fund Management Master Fund L.P. ("CFM Master"), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC ("AAA Master") a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnerhip purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program with swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's, CFM Master's and AAA Master's (the "Funds") trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit of limited partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM's direct brokerage commission are charged at the Partnership level.

At March 31, 2006, the Partnership owned 47.0% of Winton Master, 68.0% of Aspect Master, 95.7% of Drury Master, 56.6% of Willowbridge Master, 95.7% of CFM Master and 8.2% of AAA Master. At December 31, 2005, the Partnership owned 50.5% of Winton Master, 67.2% of Aspect Master, 96.0% of Drury Master, 56.7% of Willowbridge Master, 96.6% of CFM Master and 5.6% of AAA Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership's intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	March 31, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$141,065,959	$9,750,465	$131,315,494
Willowbridge Master	150,673,236	473,479	150,199,757
Aspect Master	206,528,625	2,565,421	203,963,204
CFM Master	185,641,222	709,074	184,932,148
Winton Master	227,769,911	1,119,396	226,650,515
AAA Master	1,459,130,385	336,735,450	1,122,394,935
Total	$2,370,809,338	$351,353,285	$2,019,456,053

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$139,528,502	$6,629,011	$132,899,491
Willowbridge Master	170,157,028	474,977	169,682,051
Aspect Master	200,507,575	5,680,632	194,826,943
CFM Master	173,850,276	449,771	173,400,505
Winton Master	182,130,723	3,524,134	178,606,589
AAA Master	1,253,296,106	299,213,954	954,082,152
Total	$2,119,470,210	$315,972,479	$1,803,497,731

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2006		For the three months ended March 31, 2006
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	13.89%	$125,979,005	$629,368	$116,716	$16,699	$495,953	Commodity Portfolio	Monthly
Willowbridge Master	9.40%	85,306,149	(9,392,203)	88,636	4,787	(9,485,626)	Commodity Portfolio	Monthly
Aspect Master	15.34%	139,165,401	9,394,771	73,092	11,469	9,310,210	Commodity Portfolio	Monthly
CFM Master	19.57%	177,590,438	15,532,662	998,004	25,847	14,508,811	Commodity Portfolio	Monthly
Winton Master	11.77%	106,804,122	5,414,185	149,396	729	5,264,060	Commodity Portfolio	Monthly
AAA Master	10.24%	92,925,357	18,976,186	104,200	8,681	18,863,305	Commodity Portfolio	Monthly
Total		$727,770,472	$40,554,969	$1,530,044	$68,212	$38,956,713

	December 31, 2005		For the three months ended March 31, 2005
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	14.92%	$127,905,544	$—	$—	$—	$—	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	—	—	—	—	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	2,821,468	54,503	3,201	2,763,764	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	6,388,137	122,483	9,061	6,256,593	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	—	—	—	—	Commodity Portfolio	Monthly
Total		$667,759,623	$9,209,605	$176,986	$12,262	$9,020,357

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2006
(Unaudited)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership and Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Funds' risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's/Funds' assets is CGM.

The General Partner monitors and controls the Partnership's/Funds' risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital increased 5.9% from $857,136,296 to $907,315,083. This increase was attributable to additional sales of 87,505.3337 Redeemable Units of limited partnership totaling $81,757,000 coupled with a net income from operations of $21,933,337, which was partially offset by the redemption of 56,807.1068 Redeemable Units of Limited Partnership totaling $53,511,550. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the three months ended March 31, 2006, the Partnership Net Asset Value per Redeemable Unit increased 2.4% from $930.96 to $953.66 as compared to a decrease of 6.1% in the three months ended March 31, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended March 31, 2006, of $42,995,844. Gains were primarily attributable to the trading of commodity contracts in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, softs, grains and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees during the three months ended March 31, 2005 of $36,732,019. Losses were primarily attributable to the trading of commodity contracts in currencies, livestock, metals, indices, grains and non-U.S. interest rates and were partially offset by gains in energy, U.S. interest rates and softs.

The main drivers of positive performance in the first quarter of 2006 were metals, stock index, interest rate and energy markets. Offsetting a portion of these gains were losses in currency and agricultural markets.

The U. S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for the Partnership's advisors whose trading systems tend to be longer term in nature.

Global political instability, rising energy prices and global interest rates fueled precious metals, both gold and silver to over 20 year highs. Base metal, notably copper and zinc, reached prices not seen in over 25 years, also contributed positively. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, producing profits for the Advisors for the quarter. Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisors were properly positioned to take advantage of these trends.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 decreased $1,451,871 as compared to the corresponding period in 2005. The decrease is due to the Partnership's use of cash to fund additional investment in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 as compared to 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2006 increased $573,631, as compared to the corresponding period in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2006 increased $590,681 as compared to the corresponding period in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2006 and 2005 resulted in incentive fees of $5,284,277 and $742,657, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of March 31, 2006 and the highest, lowest and average values, during the three months ended March 31, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, the Partnership's total capitalization was $907,315,083.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$4,701,407	0.52%	$25,269,117	$805,871	$4,731,290
Energy	4,043,100	0.45%	23,879,190	1,327,530	3,937,567
Grains	418,820	0.04%	6,835,645	92,781	536,362
Interest Rates U.S.	4,293,100	0.47%	10,409,895	305,015	2,588,113
Interest Rates Non-U.S.	7,686,298	0.85%	23,876,268	1,860,047	4,300,826
Metals
-Exchange Traded Contracts	2,207,250	0.24%	5,059,500	908,750	1,971,000
-OTC Contracts	169,950	0.02%	8,647,496	21,750	105,945
Softs	1,918,000	0.21%	7,005,716	1,174,600	1,869,420
Indices	9,507,354	1.05%	32,959,102	5,727,361	7,902,281
Total	$34,945,279	3.85%

*	Average of month-end Values at Risk

As of March 31, 2006, Drury Master's total capitalization was $131,315,494. The Partnership owned 95.7% of Drury Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$3,193,623	2.43%	$3,227,643	$1,981,709	$2,806,110
Energy	480,000	0.37%	675,500	451,500	558,500
Grains	1,224,350	0.93%	1,997,837	1,176,350	1,661,589
Interest Rates U.S.	994,300	0.76%	994,300	414,140	759,463
Interest Rates Non-U.S.	2,280,195	1.74%	2,280,195	845,796	1,889,836
Metals
-Exchange Traded Contract	434,250	0.33%	659,250	434,250	546,750
-OTC Contracts	1,913,190	1.46%	3,117,106	1,179,360	2,069,885
Softs	2,402,811	1.83%	2,402,811	329,000	1,335,164
Indices	1,778,182	1.35%	3,252,517	1,778,182	2,291,288
Total	$14,700,901	11.20%

*	Average of month-end Values at Risk

As of March 31, 2006, Willowbridge Master's total capitalization was $150,199,757. The Partnership owned 56.6% of Willowbridge Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$1,435,000	0.95%	$9,129,000	$31,341	$3,756,000
Energy	1,137,500	0.76%	8,624,000	1,137,500	4,757,433
Grains	822,500	0.55%	1,619,200	176,000	873,567
Interest Rates U.S.	3,465,000	2.31%	3,465,000	250,600	1,801,733
Interest Rates Non-U.S.	7,829,628	5.21%	7,829,628	1,287,932	3,691,616
Metals
-Exchange Traded Contracts	2,100,000	1.40%	3,222,000	787,500	2,302,000
Softs	560,000	0.37%	1,432,000	385,000	664,000
Total	$17,349,628	11.55%

*	Average of month-end Values at Risk

As of March 31, 2006, Aspect Master's total capitalization was $203,963,204. The Partnership owned 68.0% of Aspect Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$3,554,514	1.74%	$5,306,271	$2,999,081	$3,852,528
Energy	1,451,560	0.71%	4,996,255	815,288	1,860,624
Grains	673,617	0.33%	718,021	218,482	577,294
Interest Rates U.S.	2,952,900	1.45%	4,241,200	1,528,250	2,616,417
Interest Rates Non-U.S.	8,918,341	4.37%	8,918,341	4,424,093	6,822,933
Livestock	180,400	0.09%	5,306,271	60,470	115,650
Metals
-Exchange Traded Contracts	628,750	0.31%	1,319,500	515,750	606,500
-OTC Contracts	1,167,230	0.57%	2,496,448	795,695	1,034,320
Softs	1,192,245	0.59%	1,364,902	421,418	1,071,530
Indices	5,041,018	2.47%	6,609,756	4,350,554	5,120,944
Total	$25,760,575	12.63%

*	Average of month-end Values at Risk

As of March 31, 2006, CFM Master's total capitalization was $184,932,148. The Partnership owned 95.7% of CFM Master.

March 31, 2006

(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$1,290,082	0.70%	$2,657,881	$568,469	$1,699,243
Energy	842,547	0.46%	1,751,251	585,057	1,147,069
Interest Rates U.S.	1,627,200	0.88%	4,205,300	246,342	2,212,000
Interest Rates Non -U.S.	5,493,927	2.97%	5,493,927	1,123,744	4,106,005
Metals
-OTC Contracts	62,328	0.03%	109,269	1,032	69,942
Indices	5,218,139	2.82%	8,927,502	1,960,887	6,458,357
Softs	43,490	0.02%	43,490	9,236	36,732
Total	$14,577,713	7.88%

*	Average of month-end Values at Risk

As of March 31, 2006, Winton Master's total capitalization was $226,650,515. The Partnership owned 47.0% of Winton Master.

March 31, 2006

(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$2,226,384	0.98%	$4,857,646	$1,539,516	$3,439,961
Energy	1,587,650	0.70%	3,860,300	329,912	1,066,950
Grains	139,754	0.06%	1,167,837	104,145	286,904
Interest Rates U.S.	4,300,400	1.90%	11,203,400	411,608	6,720,150
Interest Rates Non-U.S.	6,137,431	2.71%	10,080,717	3,425,384	5,312,835
Livestock	190,600	0.08%	414,000	33,735	194,847
Metals
-Exchange Traded Contract	486,700	0.21%	1,309,150	369,000	826,650
-OTC Contracts	695,834	0.31%	1,818,927	618,696	890,742
Softs	362,939	0.16%	532,269	141,201	263,011
Indices	8,903,457	3.93%	12,111,237	2,827,591	8,101,596
Lumber	1,100	0.00%**	1,100	1,100	1,100
Total	$25,032,249	11.04%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2006, AAA Master's total capitalization was $1,122,394,935. The Partnership owned 8.2% of AAA Master.

March 31, 2006
(Unaudited)

			Three months ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$105,050,577	9.36%	$167,028,944	$20,895,649	$110,517,564
Energy Swaps	4,130,046	0.37%	4,130,046	4,130,046	4,130,046
Total	$109,180,623	9.73%

*	Average of month-end Values at Risk

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2006 there were additional sales of 87,505.3337 Redeemable Units of Limited Partnership totaling $81,757,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	22,150.8192	$943.94	N/A	N/A
February 1, 2006 – February 28, 2006	13,881.2215	$921.37	N/A	N/A
March 1, 2006 – March 31, 2006	20,775.0661	$953.68	N/A	N/A
Total	56,807.1068	$939.66	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – As of April 3, 2006, AAA Capital Management, Inc. ceased acting as a commodity trading advisor for the Fund. The portions of the Fund's assets formerly allocated to AAA Capital Management, Inc. were reallocated to AAA Capital Management Advisors, Ltd. effective April 3, 2006. A copy of the management agreement between AAA Capital Management Advisors, Ltd. and the Fund is attached to this Form 10-Q as an exhibit.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

Exhibit – 33 – Management Agreement among the Partnership, the General Partner and AAA Capital Management Advisor, Ltd. (filed herein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date: 5/12/06
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: 5/12/06