Form 10-Q
period 2006-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2006-08-14
CIK 1209709

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited).	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19 – 23
Item 4.	Controls and Procedures.	24
PART II - Other Information		25

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$851,056,447	$667,759,623
Equity in commodity futures trading account:
Cash (restricted $14,526,693 and $22,985,532 in 2006 and 2005, respectively)	107,707,763	208,332,148
Unrealized appreciation on open forward contracts	140,558	4,784,209
	958,904,768	880,875,980
Interest receivable	341,003	502,917
	$959,245,771	$881,378,897
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$1,202,931	$1,263,893
Unrealized depreciation on open forward contracts	1,494,636	3,146,365
Accrued expenses:
Commissions	4,384,179	4,096,436
Management fees	1,527,472	1,426,974
Incentive fees	1,301,256	3,507,443
Other	406,861	137,437
Due to CGM	—	94,719
Redemptions payable	7,852,449	10,569,334
	18,169,784	24,242,601
Partners' Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2006 and 2005	8,539,249	8,192,188
Limited Partners, 960,983.2387 and 911,901.3814 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	932,536,738	848,944,108
	941,075,987	857,136,296
	$959,245,771	$881,378,897

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$454,397	0.05%
Grains	71,526	0.01
Interest Rates Non-U.S.	(381,691)	(0.04)
Softs	25,070	0.00 *
Total futures contracts purchased	169,302	0.02
Futures Contracts Sold
Energy	820,560	0.09
Grains	(505,887)	(0.05)
Indices	(450,428)	(0.05)
Interest Rates U.S.	(99,271)	(0.01)
Interest Rates Non-U.S.	121,104	0.01
Metals	(767,995)	(0.08)
Softs	(490,316)	(0.05)
Total futures contracts sold	(1,372,233)	(0.14)
Unrealized Appreciation on Forward Contracts
Currencies	137,858	0.01
Metals	2,700	0.00 *
Total unrealized appreciation on forward contracts	140,558	0.01
Unrealized Depreciation on Forward Contracts
Currencies	(1,491,336)	(0.16)
Metals	(3,300)	(0.00)*
Total unrealized depreciation on forward contracts	(1,494,636)	(0.16)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	123,389,492	13.11%
CMF Willowbridge Argo Master Fund L.P.	100,989,098	10.73%
CMF Aspect Master Fund L.P.	141,756,031	15.06%
CMF Capital Fund Management Master Fund L.P.	181,415,365	19.28%
CMF Winton Master L.P.	108,899,423	11.57%
SB AAA Master Fund LLC	92,892,641	9.87%
CMF Graham Master Fund L.P.	101,714,397	10.81%
Total Investment in Partnerships	851,056,447	90.43%
Total fair value	$848,499,438	90.16%

Percentages are based on Partners' Capital unless otherwise indicated

* Due to rounding

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(5,580,168)	(0.65)%
Grains	(5,200)	(0.00)*
Indices	1,075,454	0.13
Interest Rates Non-U.S.	179,277	0.02
Metals	2,783,890	0.32
Softs	2,592,168	0.30
Total futures contracts purchased	1,045,421	0.12
Futures Contracts Sold
Energy	195,765	0.02
Grains	(308,795)	(0.04)
Indices	15,052	0.00 *
Interest Rates U.S.	(656,698)	(0.08)
Interest Rates Non-U.S.	(385,834)	(0.04)
Softs	(1,168,804)	(0.13)
Total futures contracts sold	(2,309,314)	(0.27)
Unrealized Appreciation on Forward Contracts
Currencies	2,661,556	0.31
Metals	2,122,653	0.25
Total unrealized appreciation on forward contracts	4,784,209	0.56
Unrealized Depreciation on Forward Contracts
Currencies	(1,753,794)	(0.21)
Metals	(1,392,571)	(0.16)
Total unrealized depreciation on forward contracts	(3,146,365)	(0.37)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	127,905,544	14.92
CMF Willowbridge Argo Master Fund L.P.	96,524,350	11.26
CMF Aspect Master Fund L.P.	131,198,236	15.31
CMF Capital Fund Management Master Fund L.P.	167,920,417	19.59
CMF Winton Master L.P.	90,342,493	10.54
SB AAA Master Fund LLC	53,868,583	6.29
Total Investment in Partnerships	667,759,623	77.91

Total fair value	$668,133,574	77.95%

Percentages are based on Partners' Capital unless otherwise indicated
* Due to rounding
See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	$17,301,066	$(45,102,779)	$7,066,358	$(80,146,014)
Change in unrealized gains (losses) on open positions and investment in Partnerships	17,543,568	31,117,515	70,774,120	29,428,731
	34,844,634	(13,985,264)	77,840,478	(50,717,283)
Interest income	1,751,084	3,172,248	3,459,855	6,332,890
	36,595,718	(10,813,016)	81,300,333	(44,384,393)
Expenses:
Brokerage commissions and including clearing fees of $103,978, $1,081,267, $197,997 and $1,910,019, respectively	13,698,387	12,696,719	26,608,906	25,033,607
Management fees	4,700,259	3,841,909	9,095,537	7,646,506
Incentive fees	1,301,256	2,736,338	6,585,533	3,478,995
Other	241,519	273,408	422,723	442,588
	19,941,421	19,548,374	42,712,699	36,601,696
Net income (loss)	16,654,297	(30,361,390)	38,587,634	(80,986,089)

Additions – Limited Partners	60,983,000	64,986,000	142,740,000	150,088,000
– General Partner	—	—	—	400,000
Redemptions – Limited Partners	(43,876,393)	(36,314,430)	(97,387,943)	(57,966,803)
Net increase (decrease) in Partners' Capital	33,760,904	(1,689,820)	83,939,691	11,535,108
Partners' Capital, beginning of period	907,315,083	817,549,565	857,136,296	804,324,637
Partners' Capital, end of period	$941,075,987	$815,859,745	$941,075,987	$815,859,745
Net Asset Value per Redeemable Unit (969,782.9599 and 925,525.0669 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$970.40	$881.51	$970.40	$881.51
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$16.74	$(33.38)	$39.44	$(92.62)
Redemption/subscription value per Redeemable Unit	$970.40	$881.71	$970.40	$881.71

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$16,654,297	$(30,361,390)	$38,587,634	$(80,986,089)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	24,778,153	3,895,126	8,458,839	15,178,596
Purchase of investments in Partnerships	(164,335,633)	(24,121,480)	(246,092,633)	(175,232,428)
Proceeds from sale of investments in Partnership(s)	68,412,875	23,249,560	123,615,798	32,058,955
Net unrealized (appreciation) depreciation on investment in Partnerships	(27,363,217)	(13,501,860)	(60,819,989)	(30,510,689)
(Increase) decrease in net unrealized appreciation on open futures positions	16,701,154	(2,286,598)	—	(4,901,641)
(Increase) decrease in unrealized appreciation on open forward contracts	2,828,670	(14,724,480)	4,643,651	6,714,951
(Increase) decrease in interest receivable	274,563	16,566	161,914	(117,495)
Increase (decrease) in net unrealized depreciation on open futures positions	1,202,931	—	(60,962)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(3,736,356)	555,250	(1,651,729)	991,431
Accrued expenses:
Increase (decrease) in commissions	82,494	(117,949)	287,743	(43,580)
Increase (decrease) in management fees	28,635	(45,553)	100,498	(22,167)
Increase (decrease) in incentive fees	(3,983,021)	1,993,681	(2,206,187)	2,143,459
Increase (decrease) in due to CGM	(38,287)	(52,874)	(94,719)	(104,673)
Increase (decrease) in other	89,023	(197,886)	269,424	(31,766)
Net cash provided by (used in) operating activities	(68,403,719)	(55,699,887)	(134,800,718)	(234,863,136)
Cash flows from financing activities:
Proceeds from additions - Limited Partners	60,983,000	64,986,000	142,740,000	150,088,000
Proceeds from additions - General Partner	—	—	—	400,000
Payments for redemptions - Limited Partners	(55,836,709)	(34,506,670)	(100,104,828)	(56,065,396)
Net cash provided by (used in) financing activities	5,146,291	30,479,330	42,635,172	94,422,604
Net change in cash	(63,257,428)	(25,220,557)	(92,165,546)	(140,440,532)
Unrestricted cash, at beginning of period	156,438,498	493,651,847	185,346,616	608,871,822
Unrestrited cash, at end of period	$93,181,070	$468,431,290	$93,181,070	$468,431,290
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$—	$(8,554,397)

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 redeemable Units of limited partnership interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until May 1, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units of Limited Partnership Interest during the initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units of Limited Partnership Interest. As of October 7, 2004, the Partnership was authorized to sell an additional 1,000,000 Redeemable Units of Limited Partnership Interest. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made for the Partnership by Drury Capital Inc., (‘‘Drury’’), Graham Capital Management, L.P., (‘‘Graham’’), John W. Henry & Company, Inc., (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’) and AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.). (‘‘AAA’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three and six months ended June 30, 2006, and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership's annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$21.29	$(29.46)	$52.45	$(86.98)
Interest income	1.80	3.40	3.57	6.98
Expenses **	(6.35)	(7.32)	(16.58)	(12.62)
Increase (decrease) for the period	16.74	(33.38)	39.44	(92.62)
Net Asset Value per Redeemable Unit, beginning of period	953.66	914.89	930.96	974.13
Net Asset Value per Redeemable Unit, end of period	$970.40	$881.51	$970.40	$881.51
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.20	—	0.20
Redemption/subscription value per Redeemable Unit, end of period ***	$970.40	$881.71	$970.40	$881.71

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.2)%	(6.9)%	(7.2)%	(6.8)%
Operating expenses	7.9%	8.5%	8.0%	8.4%
Incentive fees	0.1%	0.3%	0.7%	0.4%
Total expenses	8.0%	8.8%	8.7%	8.8%
Total return:
Total return before incentive fees	1.9%	(3.3)%	5.0%	(9.1)%
Incentive fees	(0.1)%	(0.3)%	(0.8)%	(0.4)%
Total return after incentive fees	1.8%	(3.6)%	4.2%	(9.5)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

3.    Offering Costs:

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs were recorded as due

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of June 30, 2006, $650,000 of these costs were reimbursed to CGM by the Partnership.

In addition, the Partnership recorded cumulative interest expense of $42,348 from the initial date through June 30, 2006, which was included in other expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005 based on a monthly calculation, were $8,391,766 and $16,839,471, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005 were $(2,557,009) and $373,951, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

5.    Investment in Partnerships:

On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. (‘‘Winton Master’’) a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of Winton Master with a fair value of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the cash allocated to Aspect for trading was allocated to the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the cash allocated to Willowbridge for trading was allocated to the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward positions with a fair

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the cash allocated to Drury for trading was allocated to the CMF Drury Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the cash allocated to CFM for trading was allocated to the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnerhip purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program with swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the cash allocated to Graham for trading was allocated to the CMF Graham Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 101,486.0491 Units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's, CFM Master's, Graham Master's and AAA Master's (the ‘‘Funds’’) trading of futures, forwards and options contracts, if

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engage in such trading through commodity brokerage accounts maintained with CGM.

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

At June 30, 2006, the Partnership owned 43.7% of Winton Master, 67.7% of Aspect Master, 95.5% of Drury Master, 54.9% of Willowbridge Master, 94.8% of CFM Master, 41.0% of Graham Master and 8.3% of AAA Master. At December 31, 2005, the Partnership owned 50.5% of Winton Master, 67.2% of Aspect Master, 96.0% of Drury Master, 56.7% of Willowbridge Master, 96.6% of CFM Master and 5.6% of AAA Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership's intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	June 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$139,295,871	$10,509,278	$128,786,593
Willowbridge Master	184,091,051	593,903	183,497,148
Aspect Master	213,352,686	4,492,028	208,860,658
CFM Master	191,505,274	608,738	190,896,536
Winton Master	251,307,086	2,693,182	248,613,904
AAA Master	1,430,640,756	315,777,781	1,114,862,975
Graham Master	251,255,895	3,804,157	247,451,738
Total	$2,661,448,619	$338,479,067	$2,322,969,552

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$139,528,502	$6,629,011	$132,899,491
Willowbridge Master	170,157,028	474,977	169,682,051
Aspect Master	200,507,575	5,680,632	194,826,943
CFM Master	173,850,276	449,771	173,400,505
Winton Master	182,130,723	3,524,134	178,606,589
AAA Master	1,253,296,106	299,213,954	954,082,152
Total	$2,119,470,210	$315,972,479	$1,803,497,731

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

Summarized information reflecting the Partnership's investment in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2006		For the three months ended June 30, 2006
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	13.11%	$123,389,492	$(64,275)	$100,726	$9,456	$(174,457)	Commodity Portfolio	Monthly
Willowbridge Master	10.73%	100,989,098	17,680,122	102,423	4,755	17,572,944	Commodity Portfolio	Monthly
Aspect Master	15.06%	141,756,031	2,748,571	101,774	9,089	2,637,708	Commodity Portfolio	Monthly
CFM Master	19.28%	181,415,365	9,818,734	788,960	17,507	9,012,267	Commodity Portfolio	Monthly
Winton Master	11.57%	108,899,423	1,803,418	98,088	—	1,705,330	Commodity Portfolio	Monthly
AAA Master	9.87%	92,892,641	5,184,599	95,713	8,709	5,080,177	Commodity Portfolio	Monthly
Graham Master	10.81%	101,714,397	(1,261,145)	31,916	1,025	(1,294,086)	Commodity Portfolio	Monthly
Total		$851,056,447	$35,910,024	$1,319,600	$50,541	$34,539,883

	June 30, 2006		For the six months ended June 30, 2006
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	13.11%	$123,389,492	$565,094	$217,442	$26,155	$321,497	Commodity Portfolio	Monthly
Willowbridge Master	10.73%	100,989,098	8,287,919	191,059	9,542	8,087,318	Commodity Portfolio	Monthly
Aspect Master	15.06%	141,756,031	12,143,342	174,866	20,557	11,947,919	Commodity Portfolio	Monthly
CFM Master	19.28%	181,415,365	25,351,397	1,786,964	43,354	23,521,079	Commodity Portfolio	Monthly
Winton Master	11.57%	108,899,423	7,217,602	247,405	729	6,969,468	Commodity Portfolio	Monthly
AAA Master	9.87%	92,892,641	24,340,490	171,218	17,391	24,151,881	Commodity Portfolio	Monthly
Graham Master	10.81%	101,714,397	(1,261,145)	31,916	1,025	(1,294,086)	Commodity Portfolio	Monthly
Total		$851,056,447	$76,644,699	$2,820,870	$118,753	$73,705,076

	December 31, 2005		For the three months ended June 30, 2005
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	14.92%	$127,905,544	$—	$—	$—	$—	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	—	—	—	—	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	9,367,749	82,670	9,578	9,275,501	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	5,517,815	118,977	9,074	5,389,764	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	—	—	—	—	Commodity Portfolio	Monthly
Total		$667,759,623	$14,885,564	$201,647	$18,652	$14,665,265

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

	December 31, 2005		For the six months ended June 30, 2005
				Expenses			Investment Redemptions
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Objective	Permitted
Drury Master	14.92%	$127,905,544	$—	$—	$—	$—	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	—	—	—	—	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	12,186,217	137,173	12,779	12,036,265	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	—	—	—	—	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	11,905,953	241,459	18,134	11,646,360	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	—	—	—	—	Commodity Portfolio	Monthly
Total		$667,759,623	$24,092,170	$378,632	$30,913	$23,682,625

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2006
(Unaudited)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership and Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investments in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital increased 9.8% from $857,136,296 to $941,075,987. This increase was attributable to additional sales of 149,622.6464 Redeemable Units of limited partnership totaling $142,740,000 coupled with a net income from operations of $38,587,634, which was partially offset by the redemption of 100,540.7891 Redeemable Units of Limited Partnership totaling $97,387,943. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the second quarter of 2006, the Partnership Net Asset Value per Redeemable Unit increased 1.8% from $953.66 to $970.40 as compared to a decrease of 3.6% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the second quarter of 2006, of $34,844,634. Gains were primarily attributable to the trading of commodity contracts in energy, metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, softs, grains, indices and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees during the second quarter of 2005 of $13,985,264. Losses were primarily attributable to the trading of commodity contracts in energy, metals, indices, grains and softs and were partially offset by gains in currencies, U.S. and non-U.S. interest rates, livestock and lumber.

The second quarter of 2006 was challenging for the Partnership's Advisors as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading offset losses in currency, agricultural and stock index trading.

The Partnership's trend-following Advisors were profitable in the energy sector as petroleum prices were supported by geopolitical disturbance, while fundamental traders benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure and the Advisor's positions were able to take advantage of these trends.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in gains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit increased 4.2% from $930.96 to $970.40 as compared to a decrease of 9.5% during the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2006 of $77,840,478. Gains were primarily attributable to the trading of commodity futures in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains, and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $50,717,283. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals, livestock, indices and softs and were partially offset by gains in lumber, U.S. and non-U.S. interest rates.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 decreased $1,421,164 and $2,873,035, respectively, as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investment in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 and 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values.

Commissions and fees for the three and six months ended June 30, 2006 increased $1,001,668 and $1,575,299, respectively, as compared to the corresponding periods in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 increased $858,350 and $1,449,031, respectively, as compared to the corresponding periods in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2006 resulted in incentive fees of $1,301,256 and $6,585,533, respectively. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $2,736,338 and $3,478,995, respectively.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of June 30, 2006 and the highest, lowest and average values, during the three months ended June 30, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, the Partnership's total capitalization was $941,075,987.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$1,803,645	0.19%	$7,849,676	$442,260	$4,353,888
Energy	4,126,680	0.44%	6,686,170	1,448,280	4,523,932
Grains	592,920	0.06%	1,747,565	533,385	953,028
Interest Rates U.S.	1,774,980	0.19%	6,803,325	805,140	3,064,365
Interest Rates Non-U.S.	2,227,997	0.24%	9,709,590	787,479	4,091,084
Metals
-Exchange Traded Contracts	1,275,750	0.13%	5,986,900	637,875	3,129,428
Softs	1,474,200	0.16%	3,120,957	1,356,600	2,065,627
Indices	1,251,090	0.13%	9,799,869	1,062,816	3,891,545
Total	$14,527,262	1.54%

*	Average of month-end Values at Risk

As of June 30, 2006, Drury Master's total capitalization was $128,786,593. The Partnership owned 95.5% of Drury Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$2,337,795	1.82%	$4,550,641	$1,443,825	$2,187,664
Energy	826,875	0.64%	902,340	639,900	862,155
Grains	788,535	0.61%	3,437,716	788,535	1,094,967
Interest Rates U.S.	1,095,120	0.85%	1,534,545	1,075,005	1,304,280
Interest Rates Non-U.S.	2,369,024	1.84%	2,440,153	2,256,715	2,380,356
Metals
-OTC Contracts	2,809,525	2.18%	2,809,525	672,000	1,670,238
Softs	3,240,220	2.52%	3,959,017	2,700,914	3,397,720
Total	$13,467,094	10.46%

*	Average of month-end Values at Risk

As of June 30, 2006, Willowbridge Master's total capitalization was $183,497,148. The Partnership owned 54.9% of Willowbridge Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$5,860,621	3.19%	$16,059,735	$2,867,738	$11,228,040
Energy	9,175,275	5.00%	12,034,575	1,417,500	10,563,300
Grains	476,550	0.27%	1,771,875	190,620	959,147
Interest Rates U.S.	3,002,265	1.64%	6,237,000	2,287,440	4,245,255
Interest Rates Non -U.S.	4,337,027	2.36%	11,303,300	4,243,100	6,724,014
Softs	519,540	0.28%	784,000	220,500	377,347
Total	$23,371,278	12.74%

*	Average of month-end Values at Risk

As of June 30, 2006, Aspect Master's total capitalization was $208,860,658. The Partnership owned 67.7% of Aspect Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$2,181,492	1.04%	$4,162,101	$8,911	$2,793,428
Energy	4,293,659	2.06%	7,226,385	1,093,628	4,901,902
Grains	941,443	0.45%	1,026,498	403,194	812,331
Interest Rates U.S.	2,367,496	1.13%	4,755,983	2,367,496	3,172,681
Interest Rates Non-U.S.	9,706,670	4.65%	13,910,591	8,434,358	10,136,090
Livestock	58,095	0.03%	382,995	28,368	211,695
Metals
-Exchange Traded Contracts	483,063	0.23%	869,400	20,281	674,626
-OTC Contracts	957,775	0.46%	1,347,950	618,854	874,995
Softs	1,399,233	0.67%	2,241,700	1,198,950	1,676,754
Indices	947,243	0.45%	6,541,661	281,677	2,853,175
Totals	$23,336,169	11.17%

*	Average of month-end Values at Risk

As of June 30, 2006, CFM Master's total capitalization was $190,896,536. The Partnership owned 94.8% of CFM Master.

June 30, 2006

(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$793,700	0.42%	$4,057,648	$764,370	$1,165,586
Energy	3,337,306	1.75%	4,569,522	842,547	2,394,243
Interest Rates U.S.	1,070,955	0.56%	6,740,281	175,546	3,141,540
Interest Rates Non -U.S.	7,541,016	3.95%	9,741,832	709,806	6,475,575
Metals
-Exchange Traded Contracts	116,259	0.06%	133,686	10,866	73,378
Indices	3,770,481	1.97%	11,424,180	1,294,986	5,016,379
Softs	58,413	0.03%	111,260	17,385	68,114
Total	$16,688,130	8.74%

*	Average of month-end Values at Risk

As of June 30, 2006, Winton Master's total capitalization was $248,613,904. The Partnership owned 43.7% of Winton Master.

June 30, 2006

(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
-Exchange Traded Contracts	$3,495,089	1.41%	$5,174,536	$2,485,925	$3,372,319
Energy	1,276,070	0.51%	5,638,643	1,033,628	2,791,126
Grains	297,136	0.12%	307,235	146,668	297,790
Interest Rates U.S.	2,813,198	1.13%	9,363,026	347,582	4,047,702
Interest Rates Non-U.S.	6,744,526	2.71%	9,078,252	3,821,899	6,468,534
Livestock	93,683	0.04%	405,810	90,562	261,223
Metals
-Exchange Traded Contract	515,795	0.21%	702,675	24,300	701,159
-OTC Contracts	1,675,370	0.68%	1,791,040	568,612	1,109,716
Softs	753,606	0.30%	907,159	475,179	807,259
Indices	3,358,610	1.35%	12,015,494	2,673,947	6,831,089
Lumber	1,650	0.00%*	3,300	1,650	1,650
Total	$21,024,733	8.46%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2006, AAA Master's total capitalization was $1,114,862,975. The Partnership owned 8.3% of AAA Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$14,366,191	1.29%	$149,543,621	$14,366,191	$53,342,470
Energy Swaps	4,130,046	0.37%	4,130,046	4,130,046	4,130,046
Total	$18,496,237	1.66%

*	Average of month-end Values at Risk

As of June 30, 2006, Graham Master's total capitalization was $247,451,738. The Partnership owned 41.0% of Graham Master.

June 30, 2006
(Unaudited)

			Three months ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$555,209	0.22%	$1,433,009	$4,389	$261,146
-OTC Contracts	6,657,340	2.69%	10,032,744	358,137	2,955,785
Energy	723,525	0.29%	919,454	115,980	370,898
Grains	341,797	0.14%	2,340,603	52,279	516,740
Interest Rates U.S.	1,549,109	0.63%	7,281,127	1,549,109	2,304,747
Interest Rates Non-U.S.	3,623,282	1.46%	8,653,251	2,859,855	3,790,563
Metals
-OTC Contracts	67,950	0.03%	523,391	10,350	121,262
Softs	1,413,743	0.57%	1,698,688	148,926	697,213
Indices	841,858	0.34%	6,960,954	315,426	2,908,206
Total	$15,773,813	6.37%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item, 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnerships Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of ceriorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITITGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006 there were additional sales of 62,117.3127 Redeemable Units of Limited Partnership totaling $60,983,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	21,525.8306	$1,023.39	N/A	N/A
May 1, 2006 – May 31, 2006	14,115.8799	$991.41	N/A	N/A
June 1, 2006 – June 30, 2006	8,091.9718	$970.40	N/A	N/A
	43,733.6823	$995.07	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005 and the exhibit index of the Partnership's Quarterly Report on form 10-Q for the quarter ended March 31, 2006.

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
Date: August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date: August 14, 2006