Form 10-Q
period 2006-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2006-11-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

Yes          No X

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19 – 23
Item 4.	Controls and Procedures.	24
PART II - Other Information		25

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Partnerships, at fair value	$832,993,933	$667,759,623
Equity in commodity futures trading account:
Cash (restricted $22,450,980 and $22,985,532 in 2006 and 2005, respectively)	96,776,620	208,332,148
Net unrealized appreciation on open future positions	8,013,342	—
Unrealized appreciation on open forward contracts	891,440	4,784,209
	938,675,335	880,875,980
Interest receivable	320,882	502,917
	$938,996,217	$881,378,897
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$1,263,893
Unrealized depreciation on open forward contracts	712,518	3,146,365
Accrued expenses:
Brokerage commissions	4,300,467	4,096,436
Management fees	1,500,494	1,426,974
Incentive fees	—	3,507,443
Other	311,123	137,437
Due to CGM	—	94,719
Redemptions payable	13,210,402	10,569,334
	20,035,004	24,242,601
Partners' Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2006 and 2005	8,127,950	8,192,188
Limited Partners, 986,113.8404 and 911,901.3814 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	910,833,263	848,944,108
	918,961,213	857,136,296
	$938,996,217	$881,378,897

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$128,775	0.01%
Indices	157,128	0.01
Interest Rates U.S.	2,075,247	0.23
Interest Rates Non-U.S.	1,076,258	0.12
Softs	199,715	0.02
Total futures contracts purchased	3,637,123	0.39
Futures Contracts Sold
Energy	3,384,185	0.37
Grains	1,330,476	0.15
Interest Rates Non-U.S.	(98,320)	(0.01)
Metals	(1,085,560)	(0.12)
Softs	845,438	0.09
Total futures contracts sold	4,376,219	0.48
Unrealized Appreciation on Forward Contracts
Currencies	891,440	0.10
Total unrealized appreciation on forward contracts	891,440	0.10
Unrealized Depreciation on Forward Contracts
Currencies	(712,518)	(0.08)
Total unrealized depreciation on forward contracts	(712,518)	(0.08)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	115,839,902	12.60
CMF Willowbridge Argo Master Fund L.P.	97,190,937	10.57
CMF Aspect Master Fund L.P.	134,130,416	14.59
CMF Capital Fund Management Master Fund L.P.	173,886,546	18.93
CMF Winton Master L.P.	111,523,938	12.14
SB AAA Master Fund LLC	83,958,253	9.14
CMF Graham Capital Master Fund L.P.	98,263,794	10.70
CMF Avant Master Fund L.P.	18,200,147	1.98
Total Investment in Partnerships	832,993,933	90.65
Total fair value	$841,186,197	91.54%

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
See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	$(10,763,858)	$21,003,850	$(3,697,500)	$(59,142,164)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(19,238,547)	34,944,736	51,535,573	64,373,467
	(30,002,405)	55,948,586	47,838,073	5,231,303
Interest income	972,059	1,960,386	4,431,914	8,293,276
	(29,030,346)	57,908,972	52,269,987	13,524,579
Expenses:
Brokerage commissions and including clearing fees of $50,969, $281,618, $248,966 and $2,191,637, respectively	12,915,902	12,407,991	39,524,808	37,441,598
Management fees	4,445,722	4,144,793	13,541,259	11,791,299
Incentive fees	—	4,808,653	6,585,533	8,287,648
Other	274,583	384,819	697,306	827,407
	17,636,207	21,746,256	60,348,906	58,347,952
Net income (loss)	(46,666,553)	36,162,716	(8,078,919)	(44,823,373)

Additions – Limited Partners	63,695,000	48,073,000	206,435,000	198,161,000
Additions – General Partner	—	—	—	400,000
Redemptions – Limited Partners	(39,143,221)	(45,210,562)	(136,531,164)	(103,177,365)
Net increase (decrease) in Partners' Capital	(22,114,774)	39,025,154	61,824,917	50,560,262
Partners' Capital, beginning of period	941,075,987	815,859,745	857,136,296	804,324,637
Partners' Capital, end of period	$918,961,213	$854,884,899	$918,961,213	$854,884,899
Net Asset Value per Redeemable Unit (994,913.5616 and 929,818.3711 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$923.66	$919.41	$923.66	$919.41
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(46.74)	$37.90	$(7.30)	$(54.72)
Redemption/subscription value per Redeemable Unit	$923.66	$919.55	$923.66	$919.55

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(46,666,553)	$36,162,716	$(8,078,919)	$(44,823,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities: (Increase) decrease in restricted cash	(7,924,287)	72,596,469	534,552	87,775,065
Purchase of investments in Partnership(s)	(60,901,200)	(405,374,294)	(306,993,833)	(580,606,722)
Proceeds from sale of investments in Partnership(s)	40,875,375	42,380,421	164,491,173	74,439,376
Net unrealized (appreciation) depreciation on investment in Partnerships	38,088,339	(45,167,317)	(22,731,650)	(75,678,006)
(Increase) decrease in net unrealized appreciation on open futures positions	(8,013,342)	11,651,415	(8,013,342)	6,749,774
(Increase) decrease in unrealized appreciation on open forward contracts	(750,882)	19,091,154	3,892,769	25,806,105
(Increase) decrease in interest receivable	20,121	613,129	182,035	495,634
Increase (decrease) in unrealized depreciation on open futures positions	(1,202,931)	—	(1,263,893)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(782,118)	(17,120,222)	(2,433,847)	(16,128,791)
Accrued expenses:
Increase (decrease) in brokerage commissions	(83,712)	192,260	204,031	148,680
Increase (decrease) in management fees	(26,978)	69,222	73,520	47,055
Increase (decrease) in incentive fees	(1,301,256)	2,072,315	(3,507,443)	4,215,774
Increase (decrease) in due to CGM	—	(54,040)	(94,719)	(158,713)
Increase (decrease) in other	(95,738)	55,346	173,686	23,580
Net cash provided by (used in) operating activities	(48,765,162)	(282,831,426)	(183,565,880)	(517,694,562)
Cash flows from financing activities:
Proceeds from additions - Limited Partners	63,695,000	48,073,000	206,435,000	198,161,000
Proceeds from additions - General Partner	—	—	—	400,000
Payments for redemptions - Limited Partners	(33,785,268)	(44,040,416)	(133,890,096)	(100,105,812)
Net cash provided by (used in) financing activities	29,909,732	4,032,584	72,544,904	98,455,188
Net change in cash	(18,855,430)	(278,798,842)	(111,020,976)	(419,239,374)
Unrestricted cash, at beginning of period	93,181,070	468,431,290	185,346,616	608,871,822
Unrestrited cash, at end of period	$74,325,640	$189,632,448	$74,325,640	$189,632,448
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$(14,760,516)	$—	$(23,314,913)

See accompanying Notes to Financial Statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

1.    General:

Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions are made for the Partnership by Drury Capital, Inc. (‘‘Drury’’), Graham Capital Management, L.P. (‘‘Graham’’), John W. Henry & Company, Inc. (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’). Effective July 1, 2006, Avant was added as an Advisor to the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005, and the results of its operations and its cash flows for the three and nine months ended September 30, 2006, and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(43.01)	$45.67	$9.44	$(41.31)
Interest income	0.97	2.06	4.54	9.04
Expenses **	(4.70)	(9.83)	(21.28)	(22.45)
Increase (decrease) for the period	(46.74)	37.90	(7.30)	(54.72)
Net Asset Value per Redeemable Unit, beginning of period	970.40	881.51	930.96	974.13
Net Asset Value per Redeemable Unit, end of period	$923.66	$919.41	$923.66	$919.41
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.14	—	0.14
Redemption/subscription value per Redeemable Unit, end of period ***	$923.66	$919.55	$923.66	$919.55

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.2)%	(7.1)%	(7.2)%	(6.9)%
Operating expenses	7.6%	8.1%	7.9%	8.3%
Incentive fees	0.0%	0.6%	0.7%	1.0%
Total expenses	7.6%	8.7%	8.6%	9.3%
Total return:
Total return before incentive fees	(4.8)%	4.9%	(0.1)%	(4.7)%
Incentive fees	—	(0.6)%	(0.7)%	(0.9)%
Total return after incentive fees	(4.8)%	4.3%	(0.8)%	(5.6)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

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
September 30, 2006
(Unaudited)

to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.).

As of September 30, 2006, all of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership recorded cumulative interest expense of $42,348 from the initial date through September 30, 2006, which was included in other expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005 based on a monthly calculation, were $6,956,264 and $16,839,471, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005 were $8,192,264 and $373,951, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

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

On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnerhip purchased 13,956.1190 units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the cash allocated to Graham for trading was allocated to the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the cash allocated to Avant for trading was allocated to the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

New York. The partnership purchased 17,941.7382 units of Avant Master with cash equal to $20,000,000. Avant Master was formed in order to permit accounts managed now or in the futures by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master's, Aspect Master's, Drury Master's, Willowbridge Master's, CFM Master's, Graham Master's, AAA Master's and Avant Master's (the ‘‘Funds’’) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engages in such trading through commodity brokerage accounts maintained with CGM.

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

At September 30, 2006, the Partnership owned 43.7% of Winton Master, 68.2% of Aspect Master, 94.4% of Drury Master, 52.3% of Willowbridge Master, 94.6% of CFM Master, 42.6% of Graham Master, 8.5% of AAA Master and 58.5% of Avant Master. At December 31, 2005, the Partnership owned 50.5% of Winton Master, 67.2% of Aspect Master, 96.0% of Drury Master, 56.7% of Willowbridge Master, 96.6% of CFM Master and 5.6% of AAA Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership's intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds are shown in the following tables.

	September 30, 2006
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$139,435,284	$17,158,515	$122,276,769
Willowbridge Master	186,164,106	913,159	185,250,947
Aspect Master	196,925,103	991,797	195,933,306
CFM Master	183,646,992	382,563	183,264,429
Winton Master	255,612,473	1,242,389	254,370,084
AAA Master	1,250,379,878	260,954,070	989,425,808
Graham Master	233,518,778	3,523,441	229,995,337
Avant Master	33,686,940	2,697,727	30,989,213
Total	$2,479,369,554	$287,863,661	$2,191,505,893

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

	December 31, 2005
	Investments' Total Assets	Investments' Total Liabilities	Investments' Total Capital
Drury Master	$139,528,502	$6,629,011	$132,899,491
Willowbridge Master	170,157,028	474,977	169,682,051
Aspect Master	200,507,575	5,680,632	194,826,943
CFM Master	173,850,276	449,771	173,400,505
Winton Master	182,130,723	3,524,134	178,606,589
AAA Master	1,253,296,106	299,213,954	954,082,152
Total	$2,119,470,210	$315,972,479	$1,803,497,731

Summarized information reflecting the Partnership's investment in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2006		For the three months ended September 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	12.60%	$115,839,902	$(6,416,841)	$66,585	$5,755	$(6,489,181)	Commodity Portfolio	Monthly
Willowbridge Master	10.57%	97,190,937	(2,866,558)	83,294	4,582	(2,954,434)	Commodity Portfolio	Monthly
Aspect Master	14.59%	134,130,416	(6,382,661)	78,816	3,988	(6,465,465)	Commodity Portfolio	Monthly
CFM Master	18.93%	173,886,546	(4,454,318)	546,146	—	(5,000,464)	Commodity Portfolio	Monthly
Winton Master	12.14%	111,523,938	3,722,663	78,456	653	3,643,554	Commodity Portfolio	Monthly
AAA Master	9.14%	83,958,253	(7,592,281)	64,524	8,949	(7,665,754)	Energy Markets	Monthly
Graham Master	10.70%	98,263,794	(2,468,624)	67,646	6,224	(2,542,494)	Commodity Portfolio	Monthly
Avant Master	1.98%	18,200,147	(2,456,082)	51,286	6,215	(2,513,583)	Commodity Portfolio	Monthly
Total		$832,993,933	$(28,914,702)	$1,036,753	$36,366	$(29,987,821)

	September 30, 2006		For the nine months ended September 30, 2006
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	12.60%	$115,839,902	$(5,851,747)	$284,028	$31,910	$(6,167,685)	Commodity Portfolio	Monthly
Willowbridge Master	10.57%	97,190,937	5,421,362	274,353	14,124	5,132,885	Commodity Portfolio	Monthly
Aspect Master	14.59%	134,130,416	5,760,680	253,682	24,545	5,482,453	Commodity Portfolio	Monthly
CFM Master	18.93%	173,886,546	20,897,079	2,333,111	43,354	18,520,614	Commodity Portfolio	Monthly
Winton Master	12.14%	111,523,938	10,940,266	325,861	1,382	10,613,023	Commodity Portfolio	Monthly
AAA Master	9.14%	83,958,253	16,748,209	235,742	26,339	16,486,128	Energy Markets	Monthly
Graham Master	10.70%	98,263,794	(3,729,769)	99,562	7,248	(3,836,579)	Commodity Portfolio	Monthly
Avant Master	1.98%	18,200,147	(2,456,082)	51,285	6,215	(2,513,582)	Commodity Portfolio	Monthly
Total		$832,993,933	$47,729,998	$3,857,624	$155,117	$43,717,257

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

	December 31, 2005		For the three months ended September 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	14.92%	$127,905,544	$4,567,092	$95,525	$17,299	$4,454,268	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	5,609,604	123,284	8,972	5,477,348	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	5,073,334	85,355	9,420	4,978,559	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	20,533,548	694,970	1,480	19,837,098	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	(832,413)	199,147	9,305	(1,040,865)	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	—	—	—	—	Energy Markets	Monthly
Total		$667,759,623	$34,951,165	$1,198,281	$46,476	$33,706,408

	December 31, 2005		For the nine months ended September 30, 2005
				Expenses
Investment	% of Partnership's Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	14.92%	$127,905,544	$4,567,092	$95,525	$17,299	$4,454,268	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	5,609,604	123,284	8,972	5,477,348	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	17,359,551	222,528	22,199	17,114,824	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	20,533,548	694,970	1,480	19,837,098	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	11,073,540	440,606	27,439	10,605,495	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	—	—	—	—	Energy Markets	Monthly
Total		$667,759,623	$59,143,335	$1,576,913	$77,389	$57,489,033

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2006
(Unaudited)

6.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Funds' businesses, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnerships only assets are its investments in Partnerships, equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital increased 7.2% from $857,136,296 to $918,961,213. This increase was attributable to additional sales of 217,533.0050 Redeemable Units of limited partnership totaling $206,435,000, which was partially offset by a net loss from operations of $8,078,919 coupled with the redemption of 143,320.5460 Redeemable Units of Limited Partnership totaling $136,531,164. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Investments in partnerships are recorded at fair value, based upon the Partnership's proportionate interest held.

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

Results of Operations

During the third quarter of 2006, the Partnership Net Asset Value per Redeemable Unit decreased 4.8% from $970.40 to $923.66 as compared to an increase of 4.3% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the third quarter of 2006, of $30,002,405. Losses were primarily attributable to the trading of commodity contracts in energy, metals, currencies, grains, livestock, indices and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, softs and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the third quarter of 2005 of $55,948,586. Gains were primarily attributable to the trading of commodity contracts in energy, metals, indices, grains and softs and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock and lumber.

The third quarter of 2006 presented a challenging investment landscape for the advisors. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets. Gains earned in September were insufficient to offset losses accumulated in July and August.

High levels of market uncertainty resulted in losses in the currency and fixed income sectors, and equity indices. The fund posted gains from trading in Japanese Yen as the dollar strengthened on speculation that Japan's central bank would refrain from raising interest rates again this year. However, these gains were insufficient to offset losses from trading in Euro and British Pound. While trading in U.S. interest rates was profitable for the quarter, yields lacked direction in the international fixed income markets, resulting in unfavorable results for the fund. The fund also suffered small losses in global equity indices, amassed mainly in July amid speculation over the Federal Reserve's rate decision.

Trading results in commodity markets varied as gains were realized in the soft commodities but failed to materialize in the energy and metals sectors. Advisors captured downward price trends in sugar and cotton. However, losses were accumulated in the energy markets due to unanticipated price declines across the petroleum complex. A series of unrelated events associated with favorable inventory data and moderated geopolitical concerns triggered a downward but non-orderly drop in crude prices. Gains from the industrial metals only partially offset losses in precious metals, where prices reflected unfavorable trading ranges and sharp price reversals.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 0.8% from $930.96 to $923.66 as compared to a decrease of 5.6% during the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $47,838,073. Gains were primarily attributable to the trading of commodity futures in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains, livestock and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2005 of $5,231,303. Gains were primarily attributable to the trading of commodity futures in energy, non-U.S. interest rates and indices and were partially offset by losses in lumber, currencies, grains, livestock, metals, softs and U.S. interest rates.

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

Interest income is earned on 80% of the Partnership's average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 decreased $988,327 and $3,861,362, respectively, as compared to the corresponding periods in 2005. The decrease is due to the Partnership's use of cash to fund additional investments in other partnerships. The interest earned at the Investment in Partnerships level is included in the Partnership's share of overall net income (loss) of the other partnerships in 2006 and 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 increased $507,911 and $2,083,210, respectively, as compared to the corresponding periods in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 increased $300,929 and $1,749,960, respectively, as compared to the corresponding periods in 2005. The increase is due to an increase in net assets in 2006 as compared to 2005.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $6,585,533, respectively. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $4,808,653 and $8,287,648, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's investments and investments in other Partnerships by market category as of September 30, 2006 and the highest, lowest and average values, during the three months ended September 30, 2006. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, the Partnership's total capitalization was $918,961,213.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$2,635,095	0.29%	$3,501,795	$1,148,726	$1,724,125
Energy	5,952,800	0.65%	7,154,900	1,067,600	3,465,267
Grains	988,312	0.11%	1,180,400	196,200	661,492
Interest Rates U.S.	1,359,000	0.15%	1,359,000	356,100	791,050
Interest Rates Non-U.S.	3,247,743	0.35%	3,247,743	1,243,720	2,451,075
Metals:
–Exchange Traded Contracts	2,422,500	0.26%	2,422,500	552,500	1,795,500
Softs	2,104,800	0.23%	2,104,800	1,027,200	1,910,127
Indices	507,978	0.05%	1,938,345	298,709	924,057
Total	$19,218,228	2.09%

*	Average of month-end Values at Risk

As of September 30, 2006, Drury Master's total capitalization was $122,276,769. The Partnership owned 94.4% of Drury Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$3,974,538	3.25%	$4,074,642	$1,721,584	$3,109,545
Energy	1,575,500	1.29%	2,044,000	611,500	1,031,900
Grains	1,324,900	1.08%	1,947,325	585,217	1,074,466
Interest Rates U.S.	784,430	0.64%	814,400	406,430	699,791
Interest Rates Non-U.S.	2,058,261	1.68%	2,648,128	718,261	1,317,335
Metals:
–Exchange Traded Contracts	440,000	0.36%	946,167	440,000	465,750
–OTC Contracts	1,644,833	1.35%	3,663,295	1,090,002	1,369,433
Softs	3,071,575	2.51%	3,428,282	1,410,900	2,636,150
Indices	1,938,141	1.59%	2,554,530	4,271	1,416,997
Total	$16,812,178	13.75%

*	Average of month-end Values at Risk

As of September 30, 2006, Willowbridge Master's total capitalization was $185,250,947. The Partnership owned 52.3% of Willowbridge Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–Exchange Traded Contracts	$3,743,173	2.02%	$7,745,700	$1,121,900	$3,886,457
Energy	7,176,000	3.87%	10,936,000	3,976,500	8,088,500
Grains	1,527,200	0.82%	1,527,200	289,200	1,087,195
Interest Rates U.S.	3,864,000	2.09%	3,864,000	362,000	3,192,600
Interest Rates Non-U.S.	9,439,773	5.10%	9,499,826	650,146	6,337,231
Metals:
–Exchange Traded Contracts	920,000	0.49%	3,258,000	920,000	1,392,667
Softs	864,800	0.47%	1,048,800	144,800	821,333
Total	$27,534,946	14.86%

*	Average of month-end Values at Risk

As of September 30, 2006, Aspect Master's total capitalization was $195,933,306. The Partnership owned 68.2% of Aspect Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$4,104,102	2.09%	$4,222,798	$2,216,294	$3,797,115
Energy	3,066,400	1.56%	4,310,900	740,100	2,533,500
Grains	476,910	0.24%	984,281	377,635	714,899
Interest Rates U.S.	132,381	0.07%	2,011,350	70,748	758,344
Interest Rates Non-U.S.	2,900,765	1.48%	10,270,797	2,878,685	5,365,014
Livestock	112,700	0.06%	272,150	52,373	151,700
Metals:
–Exchange Traded Contracts	687,000	0.35%	1,131,500	341,500	847,167
–OTC Contracts	1,980,610	1.01%	2,925,433	1,035,707	2,050,168
Softs	977,909	0.50%	1,733,252	824,088	1,118,053
Indices	6,867,871	3.51%	8,758,977	207,377	5,651,007
Total	$21,306,648	10.87%

*	Average of month-end Values at Risk

As of September 30, 2006, CFM Master's total capitalization was $183,264,429. The Partnership owned 94.6% of CFM Master.

September 30, 2006

(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–Exchange Traded Contracts	$1,045,357	0.57%	$1,045,357	$428,775	$1,141,064
–OTC Contracts	2,656,395	1.45%	2,656,395	669,747	1,425,317
Energy	652,840	0.36%	3,582,015	162,263	1,434,780
Interest Rates U.S.	243,540	0.13%	3,477,200	43,008	1,120,830
Interest Rates Non-U.S.	2,299,853	1.25%	7,674,917	804,301	2,729,100
Metals:
–Exchange Traded Contracts	40,500	0.02%	83,700	2,250	35,820
Indices	3,417,781	1.87%	6,892,233	1,268,724	4,623,873
Softs	29,269	0.02%	91,334	5,067	36,521
Total	$10,385,535	5.67%

*	Average of month-end Values at Risk

As of September 30, 2006, Winton Master's total capitalization was $254,370,084. The Partnership owned 43.7% of Winton Master.

September 30, 2006

(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–Exchange Traded Contracts	$4,037,796	1.59%	$4,838,344	$2,506,658	$4,016,334
Energy	588,575	0.23%	3,465,600	588,575	1,996,647
Grains	551,952	0.22%	591,674	188,657	452,208
Interest Rates U.S.	4,545,650	1.79%	4,545,650	332,923	3,203,058
Interest Rates Non-U.S.	8,481,585	3.33%	8,481,585	3,996,398	6,663,421
Livestock	110,343	0.04%	183,465	78,165	142,568
Metals:
–Exchange Traded Contracts	701,250	0.28%	1,067,170	405,020	849,593
–OTC Contracts	2,525,950	0.99%	2,764,433	1,721,910	2,319,815
Indices	12,465,611	4.90%	12,465,611	3,187,773	7,609,794
Lumber	1,100	0.00%**	1,100	1,100	1,100
Softs	597,876	0.24%	753,230	409,900	489,692
Total	$34,607,688	13.61%

*	Average of month-end Values at Risk

**	Due to rounding

As of September 30, 2006, AAA Master's total capitalization was $989,425,808. The Partnership owned 8.5% of AAA Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$80,290,980	8.11%	$85,359,642	$52,516,591	$67,201,456
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Total	$85,011,026	8.59%

*	Average of month-end Values at Risk

As of September 30, 2006, Graham Master's total capitalization was $229,995,337. The Partnership owned 42.6% of Graham Master.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$5,750,924	2.50%	$6,566,306	$1,385,168	$3,938,103
Energy	189,000	0.08%	775,300	91,000	346,433
Grains	239,562	0.10%	689,600	239,562	500,419
Interest Rates U.S.	1,990,800	0.87%	1,990,800	101,360	748,642
Interest Rates Non-U.S.	2,436,575	1.06%	4,572,318	1,300,259	2,338,322
Metals:
–Exchange Traded Contracts	37,500	0.02%	37,500	10,000	12,500
–OTC Contracts	265,386	0.12%	756,150	43,345	139,821
Softs	652,162	0.28%	657,569	396,182	544,994
Indices	9,891,409	4.30%	9,891,409	918,882	5,472,919
Total	$21,453,318	9.33%

*	Average of month-end Values at Risk

As of September 30, 2006 Avant Master's total capitalization was $30,989,213. The Partnership owned 58.5% of Avant Masters.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$544,996	1.76%	$2,690,730	$420,350	$948,824
Total	$544,996	1.76%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item, 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnerships Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The use of proceeds information is being disclosed for Registration Statement Nos. 333-102038 and 333-110076 and Post-Effective Amendment No. 1 to Registration Statement No. 333-110076. Post-Effective Amendment No. 2 to Registration Statement No. 333-110076 and Post-Effective Amendment No. 3 to Registration Statement No. 333-110076, each filed pursuant to Rule 429 under the Securities Act of 1933, as amended, declared effective on March 27, 2003, December 4, 2003, September 7, 2004, April 14, 2006 and April 21, 2006, respectively.

For the account of the Partnership, the amount of Redeemable Units sold as of September 30, 2006 is 1,378,756.9628 and the aggregate offering price of the amount sold as of September 30, 2006 is $1,306,129,000.

From the effective date of the first Registration Statement to September 30, 2006, the amount of expenses incurred for the Partnership's account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to September 30, 2006 the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,306,129,000.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	10,960.0455	$916.67	N/A	N/A
August 1, 2006 – August 31, 2006	17,517.4768	$906.87	N/A	N/A
September 1, 2006 – September 30, 2006	14,302.2346	$923.66	N/A	N/A
	42,779.7569	$915.73	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005 and the exhibit index of the Partnership's Quarterly Report on form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

Exhibit – 10.1 – Management Agreement among the Partnership, the General Partner and Avant Capital Management L.P. (filed herein).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date: November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date: November 14, 2006