Form 10-K
period 2006-12-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2007-03-30
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(212) 559-2011

(Registrant’s telephone number, including area code)

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer              Accelerated filer             Non-accelerated filerX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $932,536,738 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2007, 927,729.3753 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forwards. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

A Registration Statement on Form S-1 relating to the pubic offering of 300,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) became effective March 27, 2003. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of Limited Partnership Interest were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading.

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

Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2006, 2005 and 2004 are reported in the Statements of Changes in Partners’ Capital on page F-11 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc (‘‘Citigroup’’).

On December 1, 2004, the cash allocated to Winton Capital Management Limited (‘‘Winton’’) for trading was allocated to the CMF Winton Master L.P. (‘‘Winton Master’’) a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Redeemable Units of Winton Master with a fair value of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Winton Master are approximately the same and redemption rights are not affected.

On March 1, 2005, the assets allocated to Aspect Capital Limited (‘‘Aspect’’) for trading were allocated to the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The

General Partner of the Partnership is the General Partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Aspect Master are approximately the same and redemption rights are not affected.

On July 1, 2005, the assets allocated to Willowbridge Associates Inc. (‘‘Willowbridge’’) for trading were allocated to the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Willowbridge Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the assets allocated to Drury Capital, Inc. (‘‘Drury’’) for trading were allocated to the CMF Drury Capital Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Drury Master are approximately the same and redemption rights are not affected.

On August 1, 2005, the assets allocated to Capital Fund Management S.A. (‘‘CFM’’) for trading were allocated to the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discuss Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in CFM Master are approximately the same and redemption rights are not affected.

During 2005, the General Partner entered into a management agreement with AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’). On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnership purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program Futures and Swaps to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in AAA Master are approximately the same and the redemption rights are not affected.

On June 1, 2006, the cash allocated to Graham Capital Management, L.P. (‘‘Graham’’) for trading was allocated to the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Graham Master are approximately the same and the redemption rights due are not affected.

During 2006, the General Partner entered into a management agreement with Avant Capital Management L.P. (‘‘Avant’’). On July 1, 2006, the cash allocated to Avant for trading was allocated to the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 17,941.7382 units of Avant Master with cash equal to $20,000,000. Avant Master was formed in order to permit accounts managed now or in the futures by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the General Partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Avant Master are approximately the same and the redemption rights are not affected.

Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Each engages in such trading through a commodity brokerage account maintained with CGM.

A limited partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level as discussed in Note 3. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2006, the Partnership owned 42.00%, 67.95%, 94.18%, 50.25%, 94.49%, 8.64%, 42.09% and 52.42%, respectively of Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master, AAA Master, Graham Master and Avant Master. At December 31, 2005, the Partnership owned 50.46%, 67.18%, 96.03%, 56.74%, 96.60% and 5.62%, respectively, of Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master and AAA Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any trading day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

The Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreements’’) with Drury, Graham Capital Management, L.P., John W. Henry & Company, Inc. (‘‘JWH’’), Willowbridge, Aspect, CFM, AAA, Winton and Avant (collectively, the ‘‘Advisors’’), each of which is registered commodity as a trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership/Funds.

Pursuant to the terms of the Management Agreements the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/16 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay each Advisor an incentive fee quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating the brokerage fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM pays a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005 and 2004 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2006 was $895,068,017.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 1A.    Risk Factors.

        As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

        An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

        The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the trading advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

        Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

        Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

        Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

        An investor’s liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

        The General Partner may allocate the Partnership’s assets to undisclosed advisors.

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed Advisors. Investors may not be advised of such changes in advance. Investors must rely on the ability of the General Partner to select commodity trading advisors and allocate assets among them.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd.    In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions.    Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions.    On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL

MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations.    In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the normal course of its business, CGM as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2006 was 27,421.

(c)	Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)	Use of Proceeds. The effective dates of the Securities Act registration statements for which the use of proceeds information is being disclosed are March 27, 2003, December 4, 2003 and October 7, 2004, and the Securities and Exchange Commission file numbers assigned to such registration statements are 333-102038, 333-110076 and 333-117275, respectively. On March 27, 2003, 300,000 Redeemable Units became effective for sale. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were sold at $1,000 per Redeemable Unit. After April 30, 2003, Redeemable Units were sold at Net Asset Value per Redeemable Unit. On December 4, 2003, an additional 700,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit. On October 7, 2004, an additional 1,000,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit.

For the twelve months ended December 31, 2006, there were additional sales of 264,201.9326 Redeemable Units of limited partnership interest totaling $249,556,000.

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

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(e)	Compensation Plans. none

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains, interest income, net income and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 and total assets at December 31, 2006, 2005, 2004 and 2003 were as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period from May 1, 2003 (commencement of trading operations) to December 31, 2003
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $52,269,366, $49,582,184, $38,203,750 and $6,933,408, respectively	$24,231,240	$(14,803,794)	$21,133,659	$10,056,819
Interest income	5,441,529	9,793,423	6,258,171	783,265
	$29,672,769	$(5,010,371)	$27,391,830	$10,840,084
Net income (loss)	$3,897,198	$(34,013,339)	$7,576,731	$4,144,757
Increase (decrease) in Net Asset Value per Redeemable Unit	$4.83	$(43.17)	$6.52	$(15.76)*
Total assets	$925,899,948	$881,378,897	$838,299,945	$305,912,725

*	The amount shown per Redeemable Unit does not correspond with the net income presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interest.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership may employ futures, swaps, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The General Partner seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

The programs traded by each Advisor on behalf of the Partnership are: Drury – Diversified Trend-Following Program, Graham – Multi-Trend Program at 125% Leverage (‘‘Multi-Trend’’), JWH – GlobalAnalytics Program, Aspect – Diversified Program, CFM – Discus Program, Winton – Diversified Program, AAA – Energy Program – Futures and Swaps (‘‘Energy’’), Willowbridge – Argo Trading System (‘‘Argo’’) and Avant – Diversified Program. As of December 31, 2006, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Drury 11%, Graham 11%, JWH 9%, Aspect 16%, CFM 19%, Winton 13%, AAA 10%, Willowbridge 9% and Avant 2%.

Drury Capital, Inc.

Drury trades its Diversified Trend-Following Program on behalf of Drury Master. The Diversified Trend-Following program is systematic and technical. Drury may exercise judgment regarding liquidity issues. Systematic traders rely primarily on trading programs or models that generate trading signals. The systems utilized to generate trading signals are changed from time to time (although generally infrequently), but the trading instructions generated by the system being used are followed without significant additional analysis or interpretation.

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

Graham Capital Management, L.P.

Graham trades its Multi-Trend program on behalf of Graham Master. The Multi-Trend program allocates assets equally among four other distinct Graham trading programs.

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

Graham’s trading systems rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.

John W. Henry & Company, Inc.

JWH trades its JWH Global Analytics Programs on behalf of the Partnership. Since the firm’s inception, the JWH investment philosophy has been based on the premise that market prices, rather than market fundamentals, are the key aggregators of information necessary to make investment decisions and that market prices, which may at first seem random, are actually related through time in complex, but discernable ways.

Global Analytics invests in both long- and short-term price movements. The program invests in a broad spectrum of worldwide financial and non-financial markets, including interest rate, non-U.S. stock index, currency, metals, energy and agricultural contracts. GlobalAnalytics uses JWH’s five phase investment style (a position is maintained, long or short, in a market at all times) and JWH’s three phase investment style (positions are taken when trends are identified, but the program may take a neutral stance or liquidate open positions in non-trending markets).

Willowbridge Associates Inc.

Willowbridge trades its Select Investment Program using the Argo Trading System on behalf of Willowbridge Master. Argo is a computerized technical trading system. It is not a trend-following system, but does follow a trend when the opportunity arises. Argo uses the concepts of pattern recognition, support/resistance levels and counter trend liquidations in making trading decisions. Argo determines, on a daily basis, whether to be long, short or flat the various commodities in its portfolio.

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

Aspect Capital Limited.

Aspect trades its Diversified Program on behalf of Aspect Master. The Diversified Program is a systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.

Aspect has designed the Diversified Program to have broad market diversification (subject to liquidity constraints). Aspect’s quantitative resources are sufficient to enable it to design and implement a broadly diversified portfolio with a significant allocation to numerous different markets.

Aspect’s Diversified Program trades over 100 markets in the seven major sectors: currencies, energy, metals, stock indices, bonds, agricultural commodities and interest rates implementing momentum strategies. Aspect is constantly examining new liquid and uncorrelated markets to incorporate in the program with the aim of improving its reward/risk ratio and capacity. Aspect has no market or sector preferences, believing that allowing for liquidity effects, equal profitability can be achieved in the long-term in all markets. The key factors in determining the asset allocation are correlation and liquidity. Correlations are analyzed at the sector, sub-sector, economic block and market levels to design a portfolio which is highly diversified.

Capital Fund Management S.A.

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

Winton Capital Management Limited.

Winton trades its Diversified Program on behalf of Winton Master. The Diversified Program trades approximately 95 futures and forward contracts on United States and non- United States exchanges and markets.

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

Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Diversified Program employs no fundamental factors.

A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. These exaggerated movements are largely explained as a result of the influence of crowd psychology or the ‘‘herd instinct’’ among market participants.

A trend-following system does not anticipate a trend. In fact, trend-following systems are frequently unprofitable for long periods of time in particular markets or market groups, and occasionally they are unprofitable for periods of more than a year. However, the principals believe that such an approach will, in the long term, be profitable.

Trade selection is not subject to intervention by Winton’s principals and therefore is not subject to the influences of individual judgment. As a mechanical trading system, the Winton model embodies all the expert knowledge required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person. Equally as important is the fact that mechanical systems can be tested in simulation for long periods of time and the model’s empirical characteristics can be measured.

The system’s output is rigorously adhered to in trading the portfolio and intentionally no importance is given to any external or fundamental factors. While it may be seen as unwise to ignore information of obvious value, such as that pertaining to political or economic developments, Winton believes that the disadvantage of this approach is far outweighed by the advantage of the discipline that rigorous adherence to such a system instills. Winton believes that significant profits may be realized by the Winton system by holding on to positions for much longer than conventional wisdom would dictate. Winton believes that a trader who pays attention to day-to-day events could be distracted from the chance of fully capitalizing on such trends.

The Winton system trades in all liquid U.S. and non-U.S. futures and forward contracts. Forward markets include major currencies and precious and base metals, the latter two categories being traded on the London Metal Exchange. Winton seeks out new opportunities to add additional markets to the portfolio, with the goal of increasing the portfolio’s diversification.

Winton believes that taking positions in a variety of unrelated markets will, over time, decrease system volatility. By employing a sophisticated and systematic method for placing orders in a wide array of markets, Winton believes that profits can be realized over time.

AAA Capital Management Adviors, Ltd.

AAA trades its Energy program on behalf of AAA Master, and thereby the Partnership’s, assets in accordance with its Energy Program – Futures and Swaps.

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

AAA generally bases its trading decisions on ‘‘fundamental’’ factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.

AAA is aware of price trends but does not trade upon trends. AAA often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. AAA occasionally establishes positions that are countertrend.

Effective risk management is a crucial aspect of AAA’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade. AAA Master is AAA’s largest account.

Avant Capital Management L.P.

Avant trades its Diversified Program on behalf of Avant Master.

Avant’s Diversified Program was developed specifically for energy futures and related options, and has concentrated historically in the natural gas market. Both NYMEX futures and options are traded utilizing outright long and short positions, time spreads and other trading tactics. The focus is on long-term core positions, while simultaneously managing short-term positions, based on technical and fundamental analysis and risk management.

There are no restrictions on which commodity interest Avant will trade. While trading will focus on natural gas, it may also include other energy markets as opportunities arise. In addition to trading NYMEX futures and options, the trading of over-the-counter products, such as NYMEX swaps, basis swaps and Gas daily swaps may also occur.

Effective risk management is a crucial aspect of Avant’s trading program. Account size, expectation, volatility of market traded and the nature of other positions taken are all factors in deciding whether to take a position and determining the amount of equity committed to that position. Avant will also use dollar stops, time stops and technical stops to control risk.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

(a)    Liquidity.

The Partnership does not engage in the sales of goods or services. Its only assets are its (i) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures positions, unrealized appreciation on open forward contracts, its investment in other Partnerships and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as ‘‘pyramiding,’’ in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings except short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any trading day.

(b)    Capital Resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2006, 228,418.4517 Redeemable Units were redeemed totaling $215,521,477. For the year ended December 31, 2005, 167,413.6961 Redeemable Units were redeemed totaling $151,285,002. For the year ended December 31, 2004, 66,799.0257 Redeemable Units were redeemed totaling $62,544,352.

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

For the year ended December 31, 2006, all of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $666, $8,238, and $16,979 for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in other expenses.

For the year ended December 31, 2006, there were additional sales of 264,201.9326 Redeemable Units totaling $249,556,000. For the year ended December 31, 2005, there were additional sales of 262,016.6130 Redeemable Units totaling $237,710,000 and General Partner contributions representing 410.4753 Redeemable Unit equivalents totaling $400,000. For the year ended December 31, 2004, there were additional sales of 592,983.3592 Redeemable Units totaling $569,528,000 and General Partner contributions representing 5,440.6521 Unit equivalents totaling $5,225.000.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 0.5% from $930.96 to $935.79. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 4.4% from $974.13 to $930.96. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 0.7% from $967.61 to $974.13.

The Partnership experienced net trading gain of $76,500,606 before commissions and expenses in 2006. Gains were primarily attributed to the Partnership’s/Funds’ trading in metals, indices, energy and U.S. interest rates and were partially offset by losses recognized in the trading of currencies, grains, non-U.S. interest rates, livestock, softs and lumber.

Trading results for the year 2006 were characterized by a number of major price trend reversals in both financial and commodity markets. Profits were earned early in the year as directional trends emerged. However, these trends did not last and major price corrections occurred in May, most notably in metals and equity indices. The Advisors successfully navigated through a difficult trading environment in the summer, and benefited from the optimistic market conditions toward the end of the year. Gains were primarily attributable to trading in metals, equity indices, energy, and interest rates and were partially offset by losses recognized in the trading in agricultural commodities and currencies.

In metals markets, both precious metals and based metals rallied strongly early on as demand from emerging markets continued to soar. Metals prices reached unsustainable levels in May and tumbled amid concerns that rising interest rates may slow demand. Gains were earned in metals, as the Advisors were able to capture the upward trend in prices while minimizing losses during the correction. The Partnership was also well positioned to capitalize on rising global equity valuations supported by lowered oil prices and increased optimism over economic growth. Gains were realized in the energy sector as discretionary trading in natural gas secured profits on deteriorating fundamentals. Profits from trading U.S. short-term rates were sufficient to offset small losses realized in trading global fixed income, providing positive lift to the performance.

Partially offsetting gains were losses in agricultural commodities and currencies. Losses were realized in agricultural markets as alternating meteorological conditions between drought and rainfall contributed to irregular price developments. Currency markets remained difficult as economic data and inflationary concerns perplexed directional trading.

The Partnership experienced net trading gains of $34,778,390 before commissions and expenses in 2005. Gains were primarily attributable to the trading in metals, indices, energy and non-U.S. interest rates and were partially offset by losses recognized in the trading of currencies, grains, livestock, softs and U.S. interest rates.

Trading results for the year 2005 were characterized by several events that made it generally difficult for the Advisors to navigate the markets successfully and retain profits when earned. Profits were earned in energy, metals and stock indices as these sectors had the most pronounced price trends while losses were incurred in currencies, interest rates and agricultural markets. Over the course of the year, the General Partner allocated assets to advisors which tended to have shorter-term and more fundamentally based trading strategies in effort to capitalize on evolving market conditions.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the Advisors and resulted in substantial profits for the Partnership.

Both the precious and base or industrial metals sectors saw nearly uninterrupted rises in prices for the year which allowed the majority of the Advisors to trade profitably. Of particular note was the price of gold which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums.

Currency trading was notably unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government’s decision to revalue the Chinese yuan. Interest rate trading was mixed with gains in non-US contracts reduced by losses in US interest

The Partnership experienced net trading gains of $59,337,409 before commissions and expenses in 2004. Gains were primarily attributable to the trading in currencies, grains, energy, non-U.S. interest rates and livestock and were partially offset by losses recognized in the trading of U.S. interest rates, metals, indices and softs.

In the General Partner’s opinion, the Advisors continue to employ trading methods and produce results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors, other than AAA, to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s unit holders, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial

Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in other Partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2006 and December 31, 2005, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2006, the Partnership’s total capitalization was $895,068,017.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$2,259,251	0.25%	$7,762,556	$442,260	$3,341,423
Energy	3,121,200	0.35%	7,154,900	345,000	3,523,508
Grains	436,050	0.05%	1,919,600	92,781	776,776
Interest Rates U.S.	1,161,000	0.13%	5,039,500	305,015	1,643,203
Interest Rates Non-U.S.	2,281,910	0.25%	9,620,877	787,479	3,219,144
Metals:
— Exchange Traded Contracts	1,327,000	0.15%	4,417,000	472,500	1,847,819
Softs	1,755,210	0.20%	2,539,597	1,014,600	1,670,695
Indices	2,265,724	0.25%	9,431,599	298,709	3,634,504
Total	$14,607,345	1.63%

*	annual average of month-end Value at Risk

As of December 31, 2005, the Partnership’s total capitalization was $857,136,296.

December 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$3,469,791	0.40%	$25,421,634	$1,147,064	$9,072,992
Energy	3,618,925	0.42%	23,879,190	1,295,600	8,896,474
Grains	597,050	0.07%	6,835,645	440,520	2,649,098
Interest Rates U.S.	1,499,000	0.18%	10,409,895	524,908	4,362,743
Interest Rates Non-U.S.	2,020,839	0.24%	23,876,268	848,259	9,543,086
Metals:
— Exchange Traded Contracts	1,574,000	0.18%	6,179,000	373,500	2,471,351
— OTC Contracts	248,874	0.03%	8,647,496	121,420	2,851,734
Softs	1,656,923	0.19%	7,005,716	310,350	3,606,255
Indices	5,229,141	0.61%	32,959,102	796,491	12,321,295
Total	$19,914,543	2.32%

*	annual average of month-end Value at Risk

As of December 31, 2006, Drury Master’s total capitaliztion was $108,189,858. The Partnership owned 94.18% of Drury Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies:
— OTC Contracts	$2,835,536	2.62%	$5,164,972	$1,443,825	$2,811,800
Energy	1,319,500	1.22%	2,044,000	451,500	970,347
Grains	729,142	0.67%	3,437,716	585,217	1,126,574
Interest Rates U.S.	202,200	0.19%	1,459,300	202,200	829,091
Interest Rates Non-U.S.	3,913,360	3.62%	3,925,547	718,261	2,243,806
Metals:
— Exchange Traded Contracts	314,000	0.29%	1,412,250	270,000	513,481
— OTC Contracts	2,498,742	2.31%	4,288,532	672,000	2,008,708
Softs	810,635	0.75%	3,545,227	329,000	2,422,749
Indices	2,206,776	2.04%	3,346,907	4,271	1,987,271
Total	$14,829,891	13.71%

*	annual average of month-end Value at Risk

As of December 31, 2006, Willowbridge Master’s total capitalization was $183,568,130. The Partnership owned 50.25% of Willowbridge Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$5,763,380	3.14%	$11,940,767	$31,341	$5,960,529
Energy	4,641,000	2.53%	10,936,000	812,175	7,048,825
Grains	2,691,575	1.47%	2,888,800	141,200	1,318,508
Interest Rates Non-U.S.	5,904,917	3.21%	11,303,300	650,146	5,267,546
Livestock	152,150	0.08%	158,100	140,800	148,138
Metals:
— Exchange Traded Contracts	3,208,500	1.75%	7,087,500	787,500	1,820,333
Softs	1,890,300	1.03%	2,496,350	144,800	858,695
Total	$24,251,822	13.21%

*	Annual average based on month-end Value at Risk

As of December 31, 2006, Aspect Master’s total capitaliztion was $211,758,913. The Partnership owned 67.95% of Aspect Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$3,869,393	1.83%	$5,306,271	$8,911	$3,698,149
Energy	3,894,400	1.84%	7,226,385	740,100	3,285,006
Grains	775,689	0.37%	1,026,498	269,345	695,126
Interest Rates U.S.	282,400	0.13%	4,755,983	51,181	1,733,011
Interest Rates Non-U.S.	4,345,493	2.05%	13,910,591	2,867,457	6,636,245
Livestock	51,074	0.02%	5,306,271	28,368	132,587
Metals:
— Exchange Traded Contracts	528,500	0.25%	1,319,500	20,281	723,282
— OTC Contracts	1,849,635	0.87%	2,925,433	618,854	1,548,323
Softs	792,511	0.38%	2,241,700	421,418	1,210,279
Indices	8,514,100	4.02%	9,380,863	207,377	5,621,019
Total	$24,903,195	11.76%

*	Annual average of month-end Value at Risk

As of December 31, 2006, CFM Master’s total capitalization was $184,106,667. The Partnership owned 94.49% of CFM Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$456,546	0.25%	$4,729,540	$428,775	$685,836
Energy	619,300	0.34%	4,569,522	43,985	928,410
Interest Rates U.S.	376,250	0.21%	6,740,281	43,008	1,076,856
Interest Rates Non-U.S.	1,016,714	0.55%	9,741,832	511,331	2,254,948
Metals:
— Exchange Traded Contracts	22,680	0.01%	83,700	2,250	26,949
Indices	1,496,089	0.81%	11,504,600	1,014,875	2,209,417
Softs	22,397	0.01%	111,260	5,067	24,844
Total	$4,009,976	2.18%

*	annual average of month-end Value at Risk

As of December 31, 2006, Winton Master’s total capitalization was $272,883,158. The Partnership owned 42.00% of Winton Master.

	December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$3,942,532	1.45%	$5,825,674	$2,506,658	$3,647,677
Energy	3,230,800	1.18%	3,807,300	588,575	2,182,853
Grains	506,236	0.19%	654,037	188,657	359,104
Interest Rates U.S.	816,375	0.30%	4,597,500	332,923	3,811,149
Interest Rates Non-U.S.	6,693,226	2.45%	10,839,225	3,996,398	6,777,258
Livestock	192,325	0.07%	233,125	44,100	172,722
Metals:
— Exchange Traded Contracts	709,190	0.26%	1,067,170	405,020	717,929
— OTC Contracts	4,233,272	1.55%	4,233,272	568,612	1,974,830
Indices	17,383,325	6.37%	20,422,499	2,308,935	10,107,614
Softs	553,435	0.20%	1,253,555	141,201	563,670
Total	$38,260,716	14.02%

*	annual average of month-end Value at Risk

As of December 31, 2006 the AAA Master’s total capitalization was $993,359,899. The Partnership owned 8.64% of AAA Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$119,929,115	12.07%	$167,028,944	$47,719,068	$90,086,233
Energy Swaps	4,720,046	0.48%	4,720,046	4,130,046	4,326,713
Grains	689,280	0.07%	779,748	131,572	532,456
Total	$125,338,441	12.62%

* average monthly Values at Risk

As of December 31, 2006, Graham Master’s total capitaliztion was $226,673,516. The Partnership owned 42.09% of Graham Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies:
— OTC Contracts	$12,761,761	5.63%	$12,761,761	$4,389	$5,383,903
Energy	506,800	0.22%	919,454	91,000	430,399
Grains	153,975	0.07%	2,340,603	52,279	408,617
Interest Rates U.S.	428,000	0.19%	3,171,500	21,197	1,262,674
Interest Rates Non-U.S.	5,607,373	2.47%	5,607,373	711,084	3,057,043
— Exchange Traded Contracts	18,000	0.01%	100,000	5,000	28,833
— OTC Contracts	604,287	0.27%	1,169,756	10,350	342,463
Softs	487,235	0.22%	688,799	148,926	599,812
Indices	15,287,954	6.74%	20,158,249	315,426	8,578,771
Total	$35,855,385	15.82%

*	annual average of month-end Value at Risk

As of December 31, 2006, Avant Master’s total capitaliztion was $37,016,960. The Partnership owned 52.42% of Avant Master.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$580,797	1.57%	$2,690,730	$233,452	$775,391
Total	$580,797	1.57%

*	annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Fund’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s/Fund’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006 by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner/Managing Member does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership/Funds in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2006 the Partnership’s/Funds’ primary exposures were in the Sydney Futures Exchange (SFE) and Osaka Security Exchange (OSE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Partnership/Funds have consistently been in the precious metals, gold and silver.

Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Partnership’s/Funds’ commodity exposure.

Energy. The Partnership’s/Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Partnership’s/Funds’ commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2006.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner/Managing Member monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject.

The General Partner/Managing Member monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner/Managing Member could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner/Managing Member primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s/Managing Member’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.    Financial Statements and Supplementary Data.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-5
Management’s Report on Internal Control over Financial Reporting	F-6
Reports of Independent Registered Public Accounting Firm	F-7 - F-8
Financial Statements:
Statements of Financial Condition at December 31, 2006 and 2005	F-9
Condensed Schedules of Investments at December 31, 2006 and 2005	F-10 – F-11
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-12
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	F-13
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-14
Notes to Financial Statements	F-15 – F-22
Selected Unaudited Quarterly Financial Data.	F-23
Financial Statements of SB AAA Master Fund LLC
Oath or Affirmation	F-24
Independent Auditor’s Report	F-25
Statements of Financial Condition at December 31, 2006 and 2005	F-26
Condensed Schedules of Investments at December 31, 2006 and 2005	F-27 – F-28
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004	F-29
Statements of Changes in Members’ Capital for the years ended December 31, 2006, 2005 and 2004	F-30
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-31
Notes to Financial Statements	F-32 – F-35
Selected Unaudited Quarterly Financial Data	F-36
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-37
Independent Auditors’ Report	F-38
Statement of Financial Condition at December 31, 2006 and 2005	F-39
Condensed Schedule of Investments at December 31, 2006 and 2005	F-40 – F-41

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page Number
Statements of Income and Expenses for the year ended December 31, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-42
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-43
Statements of Cash Flows for the year ended December 31, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-44
Notes to Financial Statements	F-45 – F-48
Selected Unaudited Quarterly Financial Data	F-49
Financial Statements of CMF Capital Fund Management Master Fund L.P.
Oath or Affirmation	F-50
Independent Auditors’ Report	F-51
Statements of Financial Condition at December 31, 2006 and 2005	F-52
Condensed Schedules of Investments at December 31, 2006 and 2005	F-53 – F-54
Statements of Income and Expenses for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-55
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-56
Statements of Cash Flows for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-57
Notes to Financial Statements	F-58 – F-61
Selected Unaudited Quarterly Financial Data	F-62
Financial Statements of CMF Drury Capital Master Fund L.P.
Oath or Affirmation	F-63
Independent Auditors’ Report	F-64
Statements of Financial Condition at December 31, 2006 and 2005	F-65
Condensed Schedules of Investments at December 31, 2006 and 2005	F-66 – F-67
Statements of Income and Expenses for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-68

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page Number
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-69
Statements of Cash Flows for the year ended December 31, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-70
Notes to Financial Statements	F-71 – F-74
Selected Unaudited Quarterly Financial Data	F-75
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-76
Independent Auditors’ Report	F-77
Statements of Financial Condition at December 31, 2006 and 2005	F-78
Condensed Schedules of Investments at December 31, 2006 and 2005	F-79 – F-80
Statements of Income and Expenses for the year ended December 31, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-81
Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-82
Statements of Cash Flows for the year ended December 31, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-83
Notes to Financial Statements	F-84 – F-87
Selected Unaudited Quarterly Financial Data	F-88
Financial Statements of CMF Winton Master L.P.
Oath or Affirmation	F-89
Independent Auditors’ Report	F-90
Statements of Financial Condition at December 31, 2006 and 2005	F-91
Condensed Schedules of Investments at December 31, 2006 and 2005	F-92 – F-93
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-94
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-95
Statements of Cash Flows for the years ended December 31, 2006, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004	F-96

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

To the Limited Partners of
Citigroup Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Citigroup Diversified Futures Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Partnership’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their reports appearing on the following pages, which express unqualified opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Partners of
Citigroup Diversified Futures Fund L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Citigroup Diversified Futures Fund L.P. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership, including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 22, 2007 expressed an unqualified opinion on those financial statements

New York, New York
March 22, 2007

Report of Independent Registered Public Accounting Firm

The Partners of
Citigroup Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 22, 2007

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Investment in Partnerships, at fair value (Note 5)	$829,912,762	$667,759,623
Equity in commodity futures trading account:
Cash (restricted $16,544,858 and $22,985,532 in 2006 and 2005, respectively) (Note 3c)	91,872,584	208,332,148
Net unrealized appreciation on open futures positions	2,914,545	—
Unrealized appreciation on open forward contracts	882,882	4,784,209
	925,582,773	880,875,980
Interest receivable (Note 3c)	317,175	502,917
	$925,899,948	$881,378,897
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$1,263,893
Unrealized depreciation on open forward contracts	292,794	3,146,365
Accrued expenses:
Brokerage commissions (Note 3c)	4,242,366	4,096,436
Management fees (Note 3b)	1,475,569	1,426,974
Incentive fees (Note 3b)	161,905	3,507,443
Professional fees	80,229	98,721
Other	22,511	38,716
Due to CGM for offering costs (Note 7)	—	94,719
Redemptions payable (Note 6)	24,556,557	10,569,334
	30,831,931	24,242,601
Partners’ Capital: (Notes 1 and 6)
General Partner, 8,799.7212 Unit equivalents outstanding in 2006 and 2005, respectively	8,234,691	8,192,188
Limited Partners, 947,684.8623 and 911,901.3814 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	886,833,326	848,944,108
	895,068,017	857,136,296
	$925,899,948	$881,378,897

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$483,553	0.05%
Indices	1,034,662	0.12
Interest Rates U.S.	(1,765,267)	(0.20)
Interest Rates Non-U.S.	(801,897)	(0.09)
Softs	764,918	0.08
Total futures contracts purchased	(284,031)	(0.04)

Futures Contracts Sold
Energy	3,196,965	0.36
Interest Rates Non-U.S.	618,444	0.07
Metals	(751,260)	(0.08)
Softs	134,427	0.01
Total futures contracts sold	3,198,576	0.36

Unrealized Appreciation on open Forward Contracts
Currencies	882,882	0.10
Total unrealized appreciation on open forward contracts	882,882	0.10

Unrealized Depreciation on open Forward Contracts
Currencies	(292,794)	(0.03)
Total unrealized depreciation on open forward contracts	(292,794)	(0.03)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	102,228,507	11.42
CMF Willowbridge Argo Master Fund L.P.	92,544,156	10.34
CMF Aspect Master Fund L.P.	144,348,788	16.13
CMF Capital Fund Master Fund L.P.	174,536,164	19.50
CMF Winton Master L.P.	114,992,020	12.85
SB AAA Master Fund LLC	86,071,528	9.62
CMF Graham Capital Master Fund L.P.	95,725,814	10.69
CMF Avant Master Fund L.P.	19,465,785	2.17
Total Investment in Partnerships	829,912,762	92.72

Total fair value	$833,417,395	93.11%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(5,580,168)	(0.65)%
Grains	(5,200)	(0.00)*
Indices	1,075,454	0.13
Interest Rates Non-U.S.	179,277	0.02
Metals	2,783,890	0.32
Softs	2,592,168	0.30
Total futures contracts purchased	1,045,421	0.12
Futures Contracts Sold
Energy	195,765	0.02
Grains	(308,795)	(0.04)
Indices	15,052	0.00 *
Interest Rates U.S.	(656,698)	(0.08)
Interest Rates Non-U.S.	(385,834)	(0.04)
Softs	(1,168,804)	(0.13)
Total futures contracts sold	(2,309,314)	(0.27)
Unrealized Appreciation on open Forward Contracts
Currencies	2,661,556	0.31
Metals	2,122,653	0.25
Total unrealized appreciation on open forward contracts	4,784,209	0.56
Unrealized Depreciation on open Forward Contracts
Currencies	(1,753,794)	(0.21)
Metals	(1,392,571)	(0.16)
Total unrealized depreciation on open forward contracts	(3,146,365)	(0.37)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	127,905,544	14.92
CMF Willowbridge Argo Master Fund L.P.	96,524,350	11.26
CMF Aspect Master Fund L.P.	131,198,236	15.31
CMF Capital Fund Management Master Fund L.P.	167,920,417	19.59
CMF Winton Master L.P.	90,342,493	10.54
SB AAA Master Fund LLC	53,868,583	6.29
Total Investment in Partnerships	667,759,623	77.91

Total fair value	$668,133,574	77.95%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(2,690,598)	$(49,941,257)	$60,105,069
Change in unrealized gains (losses) on open positions and investment in Partnerships	79,191,204	84,719,647	(767,660)
	76,500,606	34,778,390	59,337,409
Interest income (Note 3c)	5,441,529	9,793,423	6,258,171
	81,942,135	44,571,813	65,595,580
Expenses:
Brokerage commissions including clearing fees of $300,394, $2,264,582 and $1,739,972, respectively (Note 3c)	52,269,366	49,582,184	38,203,750
Management fees (Note 3b)	18,005,784	16,071,249	11,565,417
Incentive fees (Note 3b)	6,747,438	11,795,091	7,218,626
Professional fees	870,147	952,333	881,930
Other	152,202	184,295	149,126
	78,044,937	78,585,152	58,018,849
Net income (loss)	$3,897,198	$(34,013,339)	$7,576,731
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 8)	$4.83	$(43.17)	$6.52

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006, 2005 and 2004

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2003	$281,686,169	$2,853,089	$284,539,258
Net income	7,482,604	94,127	7,576,731
Sale of 592,983.3592 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 5,440.6521 Unit equivalents	569,528,000	5,225,000	574,753,000
Redemption of 66,799.0257 Redeemable Units of Limited Partnership Interest	(62,544,352)	—	(62,544,352)
Partners’ Capital at December 31, 2004	796,152,421	8,172,216	804,324,637
Net loss	(33,633,311)	(380,028)	(34,013,339)
Sale of 262,016.6130 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 410.4753 Unit equivalents	237,710,000	400,000	238,110,000
Redemption of 167,413.6961 Redeemable Units of Limited Partnership Interest	(151,285,002)	—	(151,285,002)
Partners’ Capital at December 31, 2005	848,944,108	8,192,188	857,136,296
Net income	3,854,695	42,503	3,897,198
Sale of 264,201.9326 Redeemable Units of Limited Partnership Interest	249,556,000	—	249,556,000
Redemption of 228,418.4517 Redeemable Units of Limited Partnership Interest	(215,521,477)	—	(215,521,477)
Partners’ Capital at December 31, 2006	$886,833,326	$8,234,691	$895,068,017

Net Asset Value per Redeemable Unit:

2004	$974.13
2005	$930.96
2006	$935.79

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,897,198	$(34,013,339)	$7,576,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,440,674	96,301,811	(67,810,242)
Purchase of investment in Partnerships	(345,286,422)	(662,675,202)	(57,471,492)
Proceeds from sale of investments in Partnerships	230,237,605	160,371,426	(75,405)
Net unrealized (appreciation) depreciation on investment in Partnerships	(47,104,322)	(108,382,741)	473,791
(Increase) decrease in net unrealized appreciation on open futures positions	(2,914,545)	19,416,585	(1,616,564)
(Increase) decrease in unrealized appreciation on open forward contracts	3,901,327	27,890,153	(2,297,200)
(Increase) decrease in interest receivable	185,742	473,810	(820,104)
Increase (decrease) in net unrealized depreciation on open futures positions	(1,263,893)	1,263,893	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,853,571)	(15,151,788)	4,283,037
Accrued expenses:
Increase (decrease) in brokerage commissions	145,930	276,567	2,456,429
Increase (decrease) in management fees	48,595	98,055	836,316
Increase (decrease) in incentive fees	(3,345,538)	2,914,564	(3,289,694)
Increase (decrease) in professional fees	(18,492)	9,833	(226,602)
Increase (decrease) in other	(16,205)	4,473	(168,945)
Increase (decrease) in due to CGM	(94,719)	(213,949)	(196,014)
Net cash provided by (used in) operating activities	(158,040,636)	(511,415,849)	(118,345,958)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	249,556,000	237,710,000	569,528,000
Proceeds from additions – General Partner	—	400,000	5,225,000
Payments for redemptions – Limited Partners	(201,534,254)	(150,219,357)	(53,637,038)
Net cash provided by (used in) financing activities	48,021,746	87,890,643	521,115,962
Net change in unrestricted cash	(110,018,890)	(423,525,206)	402,770,004
Unrestricted cash, at beginning of year	185,346,616	608,871,822	206,101,818
Unrestricted cash, at end of year	$75,327,726	$185,346,616	$608,871,822
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$(23,314,913)	$—

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

1.    Partnership Organization:

Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized under the partnership laws of the State of New York on December 3, 2002 to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership’s investment in other partnerships reflects the Partnership’s proportional interest in the other partnerships.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into Management Agreements with Drury Capital, Inc. (‘‘Drury’’), Graham Capital Management L.P. (‘‘Graham’’), John W. Henry & Company, Inc. (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’) (collectively, the ‘‘Advisors’’), each of which is a registered commodity trading advisor. On January 1, 2004 Aspect and CFM were added as Advisors to the Partnership. On December 1, 2004 Winton was added as an Advisor to the Partnership. On October 1, 2005, AAA was added as an Advisor to the Partnership. On July 1, 2006, Avant was added as an Advisor to the Partnership. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held for margin requirements was $16,544,858 and $22,985,532, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2006 and 2005, based on a monthly calculation, were $6,701,538 and $16,839,471, respectively.

5.    Investment in Partnerships:

During 2004, the General Partner entered into a Management Agreement with Winton Capital Management Limited (‘‘Winton’’). On December 1, 2004, the cash allocated to Winton for trading was allocated to the CMF Winton Master L.P. (‘‘Winton Master’’) a limited partnership which was organized under the partnership laws of the State of New York. With this cash, the Partnership purchased 52,981.2908 Units of the Winton Master with a fair value of $57,471,493. The Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

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

In 2005, the General Partner entered into Management Agreement with AAA Capital Management, Advisors, Ltd. (‘‘AAA’’). On October 1, 2005, the cash allocated to AAA for trading was allocated to the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. With this cash, the Partnership purchased 13,956.1190 Units of the AAA Master with a fair value of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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

In 2006, the General Partner entered into Management Agreement with Avant Capital Management L.P. (‘‘Avant’’). On July 1, 2006, the cash allocated to Avant for trading was allocated to the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 17,941.7382 units of Avant Master with cash equal to $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per unit of limited

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

partnership interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level as discussed in Note 3. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At December 31, 2006, the Partnership owned 42.00%, 67.95%, 94.18%, 50.25%, 94.49%, 8.64%, 42.09% and 52.42%, respectively, of the Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master, AAA Master, Graham Master and Avant Master. At December 31, 2005, the Partnership owned 50.46%, 67.18%, 96.03%, 56.74%, 96.60% and 5.62%, respectively, of the Winton Master, Aspect Master, Drury Master, Willowbridge Master, CFM Master and AAA Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Drury Master	$124,236,562	$16,046,704	$108,189,858
Willowbridge Master	184,225,476	657,346	183,568,130
Aspect Master	214,046,989	2,288,076	211,758,913
CFM Master	184,724,044	617,377	184,106,667
Winton Master	276,590,109	3,706,951	272,883,158
AAA Master	1,140,709,291	147,349,392	993,359,899
Graham Master	229,982,015	3,308,499	226,673,516
Avant Master	38,969,220	1,952,260	37,016,960
Total	$2,393,483,706	$175,926,605	$2,217,557,101

	December 31, 2005
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Drury Master	$139,528,502	$6,629,011	$132,899,491
Willowbridge Master	170,157,028	474,977	169,682,051
Aspect Master	200,507,575	5,680,632	194,826,943
CFM Master	173,850,276	449,771	173,400,505
Winton Master	182,130,723	3,524,134	178,606,589
AAA Master	1,253,296,106	299,213,954	954,082,152
Total	$2,119,470,210	$315,972,479	$1,803,497,731

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2006
Drury Master	11.42%	$102,228,507	$(13,375,096)	$373,364	$16,536	$(13,764,996)	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	7,584,707	369,964	18,538	7,196,205	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	20,731,083	308,324	16,578	20,406,181	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	27,251,796	2,746,713	46,283	24,458,800	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	19,434,284	427,104	9,208	18,997,972	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	21,192,014	298,879	30,351	20,862,784	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	368,835	183,908	14,599	170,328	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	(2,175,771)	75,688	15,294	(2,266,753)	Energy Markets	Monthly
Total		$829,912,762	$81,011,852	$4,783,944	$167,387	$76,060,521

For the year ended December 31, 2005
Drury Master	14.92%	$127,905,544	$13,892,680	$404,391	$43,232	13,445,057	Commodity Portfolio	Monthly
Willowbridge Master	11.26%	96,524,350	6,636,460	199,747	17,704	6,419,009	Commodity Portfolio	Monthly
Aspect Master	15.31%	131,198,236	22,025,350	289,291	43,111	21,692,948	Commodity Portfolio	Monthly
CFM Master	19.59%	167,920,417	40,162,845	1,555,362	19,261	38,588,222	Commodity Portfolio	Monthly
Winton Master	10.54%	90,342,493	11,121,005	603,483	29,123	10,488,399	Commodity Portfolio	Monthly
AAA Master	6.29%	53,868,583	4,396,240	191,822	11,091	4,193,327	Energy Markets	Monthly
Total		$667,759,623	$98,234,580	$3,244,096	$163,522	$94,826,962

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

7.    Offering and Organization Costs:

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

statement of financial condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

For the year ended December 31, 2006, all of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $666, $8,238 and $16,979 for the years ended December 31, 2006, 2005 and 2004, which is included in other expenses.

8.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$25.53	$(22.73)	$34.30
Interest income	5.55	10.64	9.25
Expenses**	(26.25)	(31.08)	(37.03)
Increase (decrease) for the year	4.83	(43.17)	6.52
Net Asset Value per Redeemable Unit, beginning of year	930.96	974.13	967.61
Net Asset Value per Redeemable Unit, end of year	$935.79	$930.96	$974.13
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.08	0.35
Redemption/Subscription Value per Redeemable Unit, end of year***	$935.79	$931.04	$974.48

*	Includes brokerage commissions

**	Excludes brokerage commissions

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription Net Asset Value.

	2006	2005	2004
Ratios to average net assets:
Net investment loss before incentive fees****	(7.3)%	(6.9)%	(7.8)%
Operating expenses	7.9%	8.1%	8.9%
Incentive fees	0.7%	1.4%	1.3%
Total expenses	8.6%	9.5%	10.2%
Total return:
Total return before incentive fees	1.3%	(3.1)%	1.6%
Incentive fees	(0.8)%	(1.3)%	(0.9)%
Total return after incentive fees	0.5%	(4.4)%	0.7%

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements

9.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the a counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership of the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$16,927,590	$(41,946,248)	$22,897,331	$31,794,096
Net Income (loss)	$11,976,117	$(46,666,553)	$16,654,297	$21,933,337
Increase (decrease) in Net Asset Value per Unit	$12.13	$(46.74)	$16.74	$22.70

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$18,906,648	$45,500,981	$(23,509,735)	$(45,908,265)
Net Income (loss)	$10,810,034	$36,162,716	$(30,361,390)	$(50,624,699)
Increase (decrease) in Net Asset Value per Redeemable Unit	$11.55	$37.90	$(33.38)	$(59.24)

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors’ Report

The Members
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the ‘‘Company’’), including the condensed schedules of investments as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2006 and 2005, and the results of its operations, changes in its members’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $56,785,893 and $4,130,046, respectively)	$804,915,355	$557,878,760
Net unrealized appreciation on open futures positions	61,090,392	260,548,395
Unrealized appreciation on open swaps contracts	76,254,264	193,692,178
Commodity options owned, at fair value (cost $232,233,555 and $129,024,667, respectively)	183,062,505	225,052,075
	1,125,322,516	1,237,171,408
Due from brokers	12,531,328	14,310,966
Interest receivable	2,855,447	1,813,732
	$1,140,709,291	$1,253,296,106

Liabilities and Members’ Capital:
Liabilities:
Unrealized depreciation on open swap contracts	$30,027,854	$165,265,325
Commodity options written, at fair value (premium $155,302,445 and $147,363,753, respectively)	101,015,772	114,859,048
Accrued expenses:
Brokerage commissions	—	3,198,816
Professional fees	55,659	143,268
Due to brokers	13,415,760	13,948,544
Distribution Payable	2,834,347	1,798,953
	147,349,392	299,213,954
Members’ Capital:
Members’ Capital, 207,146.0645 and 246,785.2714 Units outstanding in 2006 and 2005, respectively	993,359,899	954,082,152
	$1,140,709,291	$1,253,296,106

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$(57,211,717)	(5.76)%
Futures Contracts Sold
Energy
IPE Gas Oil Jan 07 - Dec 07	11,340	65,911,521	6.64
Other		52,390,588	5.27
Total futures contracts sold		118,302,109	11.91

Options Owned
Energy
NYMEX Natural Gas Mar 07 - Oct 10	6,366	57,774,894	5.82
Other		125,287,611	12.61
Total options owned		183,062,505	18.43

Options Written
Energy		(101,015,772)	(10.17)

Unrealized Appreciation on Swap Contracts
Energy		76,254,264	7.67

Unrealized Depreciation on Swap Contracts
Energy		(30,027,854)	(3.02)
Total Energy Fair Value		$189,363,535	19.06%

Percentages are based on Members’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy
NYMEX Henry Hub Natural Gas Swap April 07 - Dec. 09	6,496	$61,657,788	6.46%
NYMEX Natural Gas Aug. 06 - Dec. 10	9,869	107,175,497	11.23
Other		45,857,146	4.81
Total futures contracts purchased		214,690,431	22.50

Futures Contracts Sold
Energy		45,857,964	4.81
Total futures contracts		260,548,395	27.31

Options Owned
Energy
NYMEX Natural Gas Feb. 06 - July 06	4,778	78,598,570	8.24
Other		146,453,505	15.35
Total options owned		225,052,075	23.59

Options Written
Energy		(114,859,048)	(12.04)

Unrealized Appreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	67,563,451	7.08
Other		126,128,727	13.22
Total unrealized appreciation on swap contracts		193,692,178	20.30

Unrealized Depreciation on Swap Contracts
Energy
Gulf Coast Unleaded Gas Calendar 2006	1,750	(65,229,496)	(6.84)
Other		(100,035,829)	(10.48)
Total depreciation on swap contracts		(165,265,325)	(17.32)
Total Energy Fair Value		$399,168,275	41.84%

Percentages are based on Members’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions	$529,546,800	$75,334,314	$98,726,739
Change in unrealized gains (losses) on open positions	(305,074,936)	366,489,747	28,044,756
	224,471,864	441,824,061	126,771,495
Interest income	35,497,663	13,332,089	3,078,611
	259,969,527	455,156,150	129,850,106

Expenses:
Brokerage commissions including clearing fees of $2,167,827, $1,569,668 and $1,255,894, respectively	3,594,424	13,333,992	9,941,386
Professional fees	366,093	107,937	68,096
	3,960,517	13,441,929	10,009,482
Net income	$256,009,010	$441,714,221	$119,840,624
Net income per Unit of Member Interest (Notes 1 and 6)	$1,088.38	$2,112.50	$622.49

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2006, 2005 and 2004

Members’ Capital
Members’ Capital at December 31, 2003	$255,057,637
Net income	119,840,624
Sale of 20,423.0579 Units of Member Interest	32,767,686
Redemption of 46,082.5538 Units of Member Interest	(68,133,449)
Distribution of interest income to feeder funds	(3,036,963)
Members’ Capital at December 31, 2004	336,495,535
Net income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of interest income to feeder funds	(13,183,538)
Members’ Capital at December 31, 2005	954,082,152
Net income	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)
Members’ Capital at December 31, 2006	$993,359,899

Net Asset Value Per Unit of Member Interest:

2004:	$1,815.32
2005:	$3,866.04
2006:	$4,795.46

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$256,009,010	$441,714,221	$119,840,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(52,655,847)	25,197,229	19,144,722
(Increase) decrease in net unrealized appreciation on open futures positions	199,458,003	(227,521,327)	(24,181,529)
(Increase) decrease in unrealized appreciation on open swaps contracts	117,437,914	(100,085,449)	(43,512,817)
(Increase) decrease in commodity options owned at fair value	41,989,570	(174,034,309)	(8,387,536)
(Increase) decrease in due from brokers	1,779,638	(11,885,831)	(276,445)
(Increase) decrease in interest receivable	(1,041,715)	(1,353,897)	(300,785)
Increase (decrease) in unrealized depreciation on open swap contracts	(135,237,471)	75,606,031	71,004,728
Increase (decrease) in commodity options written, at fair value	(13,843,276)	62,505,653	(5,451,202)
Accrued expenses:
Increase (decrease) in brokerage commissions	(3,198,816)	1,536,225	(7,834)
Increase (decrease) in professional fees	(87,609)	141,268	(57,625)
Increase (decrease) in due to brokers	(532,784)	11,194,934	938,595
Increase (decrease) in due to CGM	—	(22,978)	—
Net cash provided by (used in) operating activities	410,076,617	102,991,770	128,752,896
Cash flows from financing activities:
Proceeds from additions	249,113,429	288,276,627	32,767,686
Payments for redemptions	(430,561,037)	(99,220,693)	(68,133,449)
Distribution of interest income to feeder funds	(34,248,261)	(11,838,172)	(2,737,057)
Net cash provided by (used in) financing activities	(215,695,869)	177,217,762	(38,102,820)
Net change in unrestricted cash	194,380,748	280,209,532	90,650,076
Unrestricted cash, at beginning of year	553,748,714	273,539,182	182,889,106
Unrestricted cash, at end of year	$748,129,462	$553,748,714	$273,539,182

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements

1.    General:

SB AAA Master Fund LLC (the ‘‘Master’’) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including commodity futures contracts and commodity options contracts on United States exchanges and certain foreign exchanges. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. In addition, the Master may enter into swap contracts. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of member interest.

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (‘‘AAA’’) allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of its capital to the Master. With this cash, the Partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II (‘‘AAA II’’) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (‘‘Pinnacle’’) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (‘‘Citi Div’’) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (‘‘Private Investor’’) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (‘‘Legion LLC’’) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private Investor redeemed its entire investment in the Master. This amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (‘‘Legion LTD’’) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated a portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Legion LLC, Legion LTD and Orion (each a ‘‘Member’’, collectively the ‘‘Funds’’) with 26.1%, 51.1%, 8.6%, 1.1%, 0.4%, 0.4%, 0.7% and 11.6% investments in the Master at December 31, 2006, respectively. AAA, AAA II, Citi Div, CMF Institutional, Private Investor, Orion and Pinnacle owned 32.3%, 52.5%, 5.6%, 0.6%, 1.0%, 6.9% and 1.1% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the managing member (the ‘‘Managing Member’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the Managing Member. The Managing Member is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

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

SB AAA Master Fund LLC
Notes to Financial Statements

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

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each partner of each of the members (the Funds) is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

f.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $56,785,893 and $4,130,046, respectively. The Customer Agreement

SB AAA Master Fund LLC
Notes to Financial Statements

between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2006 and 2005 based on a monthly calculation, were $206,505,875 and $199,595,694, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2006 and 2005 were $189,363,535 and $399,168,275, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value of Member Interest as of the last day of the month. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains*	$930.06	$2,051.93	$607.73
Interest income	159.95	62.49	16.06
Expenses**	(1.63)	(1.92)	(1.30)
Increase for year	1,088.38	2,112.50	622.49
Distributions	(158.96)	(61.78)	(15.83)
Net Asset Value per Unit of Member Interest, beginning of year	3,866.04	1,815.32	1,208.66
Net Asset Value per Unit of Member Interest, end of year	$4,795.46	$3,866.04	$1,815.32

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	3.0%	(0.0	)%****	(2.4)%
Operating expenses	0.4%	2.3%		3.5%
Total return	28.2%	116.4%		51.5%

***	Interest income less total expenses

****	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial

SB AAA Master Fund LLC
Notes to Financial Statements

instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM. As of December 31, 2006, the counterparties to the Master’s swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company, Hess Trading Company, LLC and BP Corporation North America, Inc.

The Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, options and swaps positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2006 and 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$50,898,983	$(91,262,496)	$62,675,220	$234,063,396
Net income (loss)	$50,852,394	$(91,369,000)	$62,568,720	$233,956,896
Increase (decrease) in Net Asset Value per Redeemable Unit	$243.68	$(418.63)	$275.47	$987.86

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$78,571,053	$139,754,428	$105,296,290	$118,510,387
Net income	$78,379,858	$139,650,072	$105,228,428	$118,455,863
Increase in Net Asset Value per Redeemable Unit	$304.38	$666.56	$535.54	$606.02

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Aspect Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Aspect Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Aspect Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2006 and the period March 1, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (Note 3c) (restricted $27,065,132 and $25,000,025 in 2006 and 2005, respectively)	$201,780,901	$190,244,157
Net unrealized appreciation on open futures positions	6,633,766	3,998,676
Unrealized appreciation on open forward contracts	4,960,606	5,783,990
	213,375,273	200,026,823
Interest receivable (Note 3c)	671,716	480,752
	$214,046,989	$200,507,575

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,596,757	$5,154,880
Accrued expenses:
Professional fees	19,603	45,000
Distribution payable (Note 5)	671,716	480,752
	2,288,076	5,680,632

Partners’ Capital:
Limited Partners’ Capital, 165,387.2490 and 170,140.8991 Redeemable Units outstanding in 2006 and 2005, respectively	211,758,913	194,826,943
	$214,046,989	$200,507,575

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(42,180)	(0.02)%
Grains	649,053	0.31
Livestock	(5,600)	(0.00)*
Interest Rates U.S.	(8,200)	(0.00)*
Interest Rates Non-U.S.	(181,399)	(0.09)
Indices	1,638,677	0.77
Metals	(171,813)	(0.08)
Softs	21,967	0.01
Total futures contracts purchased	1,900,505	0.90
Futures Contracts Sold
Energy	3,331,560	1.57
Livestock	(16,270)	(0.01)
Interest Rates U.S.	68,185	0.03
Interest Rates Non-U.S.	1,380,531	0.65
Indices	50,029	0.02
Softs	(80,774)	(0.03)
Total futures contracts sold	4,733,261	2.23
Unrealized Appreciation on Forward Contracts
Currencies	3,024,560	1.43
Metals	1,936,046	0.91
Total unrealized appreciation on forward contracts	4,960,606	2.34
Unrealized Depreciation on Forward Contracts
Currencies	(206,167)	(0.10)
Metals	(1,390,590)	(0.65)
Total unrealized depreciation on forward contracts	(1,596,757)	(0.75)
Total fair value	$9,997,615	4.72%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(377,724)	(0.19)%
Grains	32,350	0.02
Livestock	103,415	0.05
Interest Rates U.S.	(15,969)	(0.01)
Interest Rates Non-U.S.	502,928	0.26
Indices	1,061,361	0.54
Metals	1,027,058	0.53
Softs	1,239,159	0.64
Total futures contracts purchased	3,572,578	1.84
Futures Contracts Sold
Energy	(560,870)	(0.29)
Grains	(693,255)	(0.35)
Interest Rates U.S.	1,404,031	0.72
Interest Rates Non-U.S.	832,136	0.43
Softs	(555,944)	(0.29)
Total futures contracts sold	426,098	0.22
Unrealized Appreciation on Forward Contracts
Currencies	1,530,465	0.79
Metals	4,253,525	2.18
Total unrealized appreciation on forward contracts	5,783,990	2.97
Unrealized Depreciation on Forward Contracts
Currencies	(3,585,982)	(1.84)
Metals	(1,568,898)	(0.81)
Total unrealized depreciation on forward contracts	(5,154,880)	(2.65)
Total Fair Value	$4,627,786	2.38%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$17,726,947	$35,592,451
Net unrealized gains (losses) on open positions	5,369,829	(7,930,877)
	23,096,776	27,661,574
Interest income	7,531,039	4,132,344
	30,627,815	31,793,918
Expenses:
Clearing fees	453,387	420,212
Professional fees	24,429	63,208
	477,816	483,420
Net income	$30,149,999	$31,310,498
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$180.03	$167.36

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2005 representing 190,791.1121 Units	$190,791,112
Net income	31,310,498
Sale of 38,062.5731 Redeemable Units of Limited Partnership Interest	40,018,580
Redemption of 58,712.7861 Redeemable Units of Limited Partnership Interest	(63,160,903)
Distribution of interest income to feeder funds	(4,132,344)
Partners’ Capital at December 31, 2005	194,826,943
Net income	30,149,999
Sale of 24,832.0192 Redeemable Units of Limited Partnership Interest	29,793,461
Redemption of 29,585.6693 Redeemable Units of Limited Partnership Interest	(35,480,451)
Distribution of interest income to feeder funds	(7,531,039)
Partners’ Capital at December 31, 2006	$211,758,913

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2005:	$1,145.09
2006:	$1,280.38

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2006 and
for the period March 1, 2005
(commencement of trading operations) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net income	$30,149,999	$31,310,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,065,107)	(25,000,025)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,635,090)	6,179,942
(Increase) decrease in unrealized appreciation on open forward contracts	823,384	5,263,622
(Increase) decrease in interest receivable	(190,964)	(480,752)
Increase (decrease) in unrealized depreciation on open forward contracts	(3,558,123)	(3,512,687)
Accrued expenses:
Increase (decrease) in professional fees	(25,397)	45,000
Net cash provided by (used in) operating activities	22,498,702	13,805,598
Cash flows from financing activities:
Proceeds from additions	29,793,461	218,251,029
Payments for redemptions	(35,480,451)	(63,160,903)
Distribution of interest to feeder funds	(7,340,075)	(3,651,592)
Net cash provided by (used in) financing activities	(13,027,065)	151,438,534
Net change in unrestricted cash	9,471,637	165,244,132
Unrestricted cash, at beginning of period	165,244,132	—
Unrestricted cash, at end of period	$174,715,769	$165,244,132
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$12,558,663

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Aspect Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On March 1, 2005 (the date the Master commenced trading), Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,894, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (‘‘Legion’’) purchased 2,450.2307 Units of the Master with cash equal to $3,000,000. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Management Limited (the ‘‘Advisor’’) using the Diversified program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Legion (each a ‘‘Feeder,’’ collectively the ‘‘Funds’’) with 4.7%, 18.8%, 7.0%, 68.0% and 1.5% investments in the Master at December 31, 2006, respectively. CMF Institutional, Diversified 2000, Global Diversified and Citigroup Diversified owned 2.6%, 21.8%, 8.4% and 67.2% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

CMF Aspect Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

e.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $27,065,132 and $25,000,025, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $8,170,557 and $7,359,899, respectively.

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2006 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2006	2005
Net realized and unrealized gains*	$135.44	$145.44
Interest income	44.74	22.27
Expenses**	(0.15)	(0.35)
Increase for the period	180.03	167.36
Distributions	(44.74)	(22.27)
Net Asset Value per Redeemable Unit, beginning of period	1,145.09	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,280.38	$1,145.09

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.5%	1.8	%****
Operating expenses	0.2%	0.2	%****
Total return	15.7%	16.7%

***	Interest income less total expenses

****	Annualized.

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Aspect Master for the year ended December 31, 2006 and for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$21,917,821	$(9,490,618)	$3,961,519	$13,785,706
Net income (loss)	$21,929,535	$(9,496,474)	$3,948,232	$13,768,706
Increase (decrease) in Net Asset Value per Redeemable Unit	$131.64	$(56.10)	$22.77	$81.72

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from March 1, 2005 (Commencement of trading operations) to March 31, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing feesplus interest income	$6,902,322	$7,311,804	$13,144,533	$4,015,047
Net income	$6,871,064	$7,298,154	$13,130,883	$4,010,397
Increase in Net Asset Value per Redeemable Unit	$40.27	$37.88	$68.19	$21.02

To the Limited Partners of
CMF Capital Fund Management Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Capital Fund Management Master Fund L.P.

Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Capital Fund Management Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Capital Fund Management Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2006 and for the period August 1, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Capital Fund Management Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,473,849 and $9,546,963 in 2006 and 2005, respectively) (Note 3c)	$183,003,456	$172,183,490
Net unrealized appreciation on open futures positions	1,110,631	1,236,940
	184,114,087	173,420,430
Interest receivable	609,957	429,846
	$184,724,044	$173,850,276

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$7,420	$19,925
Distribution payable (Note 5)	609,957	429,846
	617,377	449,771

Partners’ Capital:
Partners’ Capital, 132,884.8677 and 138,902.0635 Redeemable Units outstanding in 2006 and 2005, respectively	184,106,667	173,400,505
	$184,724,044	$173,850,276

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(28,448)	(0.02)%
Interest Rates Non-U.S.	10,343	0.01
Indices	44,128	0.02
Metals	9,283	0.01
Softs	5,181	0.00	*
Total futures contracts purchased	40,487	0.02

Futures Contracts Sold
Currencies	146,950	0.08
Energy	171,570	0.09
Indices	(2,740)	(0.00	)*
Interest Rates - U.S.	263,829	0.14
Interest Rates - Non - U.S.	490,535	0.27
Total futures contracts sold	1,070,144	0.58
Total fair value	$1,110,631	0.60%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Currencies	$(154,770)	(0.09)%
Energy	167,338	0.10
Metals	(13,633)	(0.01)
Interest Rates U.S.	223,133	0.13
Interest Rates Non-U.S.	241,886	0.14
Indices	(7,205)	(0.00	)*
Softs	4,672	0.00	*
Total futures contracts purchased	461,421	0.27

Futures Contracts Sold

Currencies	216,281	0.12
Energy	(8,049)	(0.00	)*
Interest Rates U.S.	32,525	0.02
Interest Rates Non-U.S.	27,515	0.01
Indices	507,247	0.29
Total futures contracts sold	775,519	0.44
Total fair value	$1,236,940	0.71%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2006
and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$21,877,823	$39,863,425
Net unrealized losses on open positions	(126,309)	(393,102)
	21,751,514	39,470,323
Interest income	6,900,164	2,015,736
	28,651,678	41,486,059
Expenses:
Clearing fees	2,883,708	1,606,613
Professional fees	48,400	19,925
	2,932,108	1,626,538
Net income	$25,719,570	$39,859,521
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$188.12	$261.96

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2006
and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at August 1, 2005 (commencement of trading operations) representing 164,294.1621 Units	$164,294,162
Net income	39,859,521
Sale of 19,241.6611 Redeemable Units of Limited Partnership Interest	23,276,340
Redemption of 44,633.7597 Redeemable Units of Limited Partnership interest	(52,013,782)
Distribution of interest income to feeder funds	(2,015,736)
Partners’ Capital at December 31, 2005	173,400,505
Net income	25,719,570
Sale of 45,242.1915 Redeemable Units of Limited Partnership interest	61,268,531
Redemption of 51,259.3873 Redeemable Units of Limited Partnership interest	(69,381,775)
Distribution of interest income to feeder funds	(6,900,164)
Partners Capital at December 31, 2006	$184,106,667

Net Asset Value per Redeemable Unit:
2005:	$1,248.37
2006:	$1,385.46

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2006
and the period from August 1, 2005
(commencement of trading operations) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net income	$25,719,570	$39,859,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,073,114	(9,546,963)
(Increase) decrease in net unrealized appreciation on open futures positions	126,309	393,103
(Increase) decrease in interest receivable	(180,111)	(429,846)

Accrued expenses:
Increase (decrease) in professional fees	(12,505)	19,925
Net cash provided by (used in) operating activities	30,726,377	30,295,740

Cash flows from financing activities:
Proceeds from additions	61,268,531	185,940,459
Payments for redemptions	(69,381,775)	(52,013,782)
Distribution of interest to feeder funds	(6,720,053)	(1,585,890)
Net cash provided by (used in) financing activities	(14,833,297)	132,340,787

Net change in unrestricted cash	15,893,080	162,636,527
Unrestricted cash, at beginning of period	162,636,527	—
Unrestricted cash, at end of period	$178,529,607	$162,636,527
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$1,630,043

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Capital Fund Management Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On August 1, 2005, (date Master commenced trading operations) CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. CMF Institutional invested $4,860,099 of its initial capital and purchased 4,860.0990 Units of the Master and Citigroup Diversified purchased 159,434.0631 Units of the Master with cash equal to $157,804,020 and a contribution of open commodity futures and forwards positions with a fair value of $1,630,043. The Master was formed to permit commodity pools managed now and in the future by Capital Fund Management (The ‘‘Advisor’’) using the Discus Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 94.5% and 5.5% investments in the Master at December 31, 2006, respectively and 96.6% and 3.4% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $4,473,849 and $9,546,963, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2006 and the period ended December 31, 2005 based on a monthly calculation, was $2,279,181 and $2,753,211, respectively.

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

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2006 and the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2006	2005
Net realized and unrealized gains*	$137.47	$248.50
Interest income	51.03	13.59
Expenses**	(0.38)	(0.13)
Increase for the period	188.12	261.96
Distributions	(51.03)	(13.59)
Net Asset Value per Redeemable Unit, beginning of period	1,248.37	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,385.46	$1,248.37

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	2.2%	0.4	%***
Operating expenses	1.6%	1.9	%***
Total return	15.1%	26.2%

***	Annualized.

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner’s share of income, expense and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements

the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for CFM Master for the year ended December 31, 2006 and for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$6,307,509	$(5,250,531)	$9,513,193	$15,197,799
Net income (loss)	$6,304,409	$(5,250,531)	$9,494,893	$15,170,799
Increase (decrease) in Net Asset Value per Redeemable Unit	$46.76	$(38.81)	$69.63	$110.54

	For the period from October 1, 2005 to December 31, 2005	For the period from August 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$19,428,506	$20,452,940
Net income	$19,408,106	$20,451,415
Increase in Net Asset Value per Redeemable Unit	$136.53	$125.43

To the Limited Partners of
CMF Drury Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Drury Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners of
CMF Drury Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Drury Capital Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2006 and for the period August 1, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Drury Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $16,253,509 and $19,067,119 in 2006 and 2005, respectively) (Note 3c)	$107,783,857	$126,248,300
Net unrealized appreciation on open futures positions	2,230,726	—
Unrealized appreciation on open forward contracts	13,861,978	12,977,909
	123,876,561	139,226,209
Interest receivable	360,001	302,293
	$124,236,562	$139,528,502

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$670,896
Unrealized depreciation on open forward contracts	15,668,648	5,610,822
Accrued expenses:
Professional fees	18,055	45,000
Distribution payable (Note 5)	360,001	302,293
	16,046,704	6,629,011

Partners’ Capital:
Limited Partners’ Capital, 114,906.8039 and 120,577.0766 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	108,189,858	132,899,491
	$124,236,562	$139,528,502

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$341,944	0.32%
Indices	1,049,744	0.97
Interest Rates U.S.	(321,384)	(0.30)
Interest Rates Non-U.S.	(947,864)	(0.88)
Metals	(47,840)	(0.04)
Softs	13,105	0.01
Total futures contracts purchased	87,705	0.08

Futures Contracts Sold
Energy	1,627,700	1.50
Grains	(1,918,242)	(1.77)
Interest Rates U.S.	24,179	0.02
Interest Rates Non-U.S.	1,848,721	1.71
Metals	208,250	0.19
Softs	352,413	0.33
Total futures contracts sold	2,143,021	1.98

Unrealized Appreciation on Forward Contracts
Currencies	4,073,903	3.77
Metals	9,788,075	9.05
Total unrealized appreciation on forward contracts	13,861,978	12.82

Unrealized Depreciation on Forward Contracts
Currencies	(2,603,063)	(2.41)
Metals	(13,065,585)	(12.08)
Total unrealized depreciation on forward contracts	(15,668,648)	(14.49)
Total fair value	$424,056	0.39%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$128,613	0.10%
Indices	539,683	0.41
Interest Rates U.S.	575,721	0.43
Interest Rates Non-U.S.	643,292	0.48
Metals	1,079,600	0.81
Softs	148,736	0.11
Total futures contracts purchased	3,115,645	2.34

Futures Contracts Sold
Energy	(708,250)	(0.53)
Grains	(2,215,546)	(1.67)
Interest Rates U.S.	(219,787)	(0.17)
Interest Rates Non-U.S.	(523,310)	(0.39)
Softs	(119,648)	(0.09)
Total futures contracts sold	(3,786,541)	(2.85)

Unrealized Appreciation on Forward Contracts
Currencies	1,749,536	1.32
Metals	11,228,373	8.45
Total unrealized appreciation on forward contracts	12,977,909	9.77

Unrealized Depreciation on Forward Contracts
Currencies	(2,643,531)	(1.99)
Metals	(2,967,291)	(2.23)
Total unrealized depreciation on forward contracts	(5,610,822)	(4.22)
Total fair value	$6,696,191	5.04%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2006 and the period August 1, 2005
(commencement of trading operations)
to December 31, 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(12,598,510)	$9,105,921
Net unrealized gains (losses) on open positions	(6,272,135)	3,918,658
	(18,870,645)	13,024,579
Interest income	4,767,868	1,450,304
	(14,102,777)	14,474,883
Expenses:
Clearing fees	392,980	420,985
Professional fees	17,168	45,000
	410,148	465,985
Net income (loss)	$(14,512,925)	$14,008,898
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(120.66)	$114.03

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2006 and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at August 1, 2005 representing 125,580.8377 Units	$125,580,838
Net income	14,008,898
Sale of 3,912.5954 Redeemable Units of Limited Partnership Interest	4,063,960
Redemption of 8,916.3565 Redeemable Units of Limited Partnership Interest	(9,303,901)
Distribution of interest income to feeder funds	(1,450,304)
Partners’ Capital at December 31, 2005	132,899,491
Net loss	(14,512,925)
Sale of 10,609.9366 Redeemable Units of Limited Partnership Interest	10,744,257
Redemption of 16,280.2093 Redeemable Units of Limited Partnership Interest	(16,173,097)
Distribution of interest income to feeder funds	(4,767,868)
Partners’ Capital at December 31, 2006	$108,189,858
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,102.20
2006:	$ 941.54

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2006 and the period August 1, 2005
(commencement of trading operations) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(14,512,925)	$14,008,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,813,610	(19,067,119)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,230,726)	4,714,776
(Increase) decrease in unrealized appreciation on open forward contracts	(884,069)	4,998,251
(Increase) decrease in interest receivable	(57,708)	(302,293)

Increase (decrease) in net unrealized depreciation on open futures positions	(670,896)	670,896
Increase (decrease) in unrealized depreciation on open forward contracts	10,057,826	(14,302,581)
Accrued expenses:
Increase (decrease) in professional fees	(26,945)	45,000
Net cash provided by (used in) operating activities	(5,511,833)	(9,234,172)

Cash flows from financing activities:
Proceeds from additions	10,744,257	126,867,265
Payments for redemptions	(16,173,097)	(9,303,901)
Distribution of interest income to feeder funds	(4,710,160)	(1,148,011)
Net cash provided by (used in) financing activities	(10,139,000)	116,415,353

Net change in unrestricted cash	(15,650,833)	107,181,181
Unrestricted cash, at beginning of period	107,181,181	—
Unrestricted cash, at end of period	$91,530,348	$107,181,181
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$2,777,533

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Drury Capital Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’).

On August 1, 2005 (date Master commenced trading), Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) and CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of their capital to the Master. Citigroup Diversified purchased 120,720.7387 Units of the Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward positions with a fair value $2,777,533. CMF Institutional purchased 4,860.0990 Units of the Master with cash equal to $4,860,099. The Master was formed to permit commodity pools managed now or in the future by Drury Capital Inc. (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 94.2% and 5.8% investments in the Master at December 31, 2006, respectively. Citigroup Diversified and CMF Institutional owned 96.0% and 4.0% investments in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $16,253,509 and $19,067,119, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $1,160,177 and $12,499,940, respectively.

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

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the year ended December 31, 2006 and the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2006	2005
Net realized and unrealized gains (losses)*	$(160.51)	$102.55
Interest income	40.00	11.83
Expenses**	(0.15)	(0.35)
Increase (decrease) for the period	(120.66)	114.03
Distributions	(40.00)	(11.83)
Net Asset Value per Redeemable Unit, beginning of period	1,102.20	1,000.00
Net Asset Value per Redeemable Unit, end of period	$941.54	$1,102.20

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.5%	1.8	%****
Operating expenses	0.3%	0.9	%****
Total return	(10.9)%	11.4%

***	Interest income less total expenses

****	Annualized

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements

the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Drury Master for the year ended December 31, 2006 and for the period ended December 31, 2005 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(8,042,344)	$(6,833,442)	$(164,906)	$544,935
Net Income (loss)	$(8,026,033)	$(6,839,529)	$(174,798)	$527,435
Increase (decrease) in Net Asset Value per Redeemable Unit	$(66.35)	$(57.22)	$(1.57)	$4.48

	For the period from October 1, 2005 to December 31, 2005	For the period from August 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees plus interest income	$9,396,443	$4,657,455
Net Income	$9,369,443	$4,639,455
Increase in Net Asset Value per Redeemable Unit	$76.99	$37.04

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2006 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for the year ended December 31, 2006 and the period July 1, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $30,767,776 and $22,332,197 in 2006 and 2005, respectively) (Note 3c)	$172,550,382	$158,877,095
Net unrealized appreciation on open futures positions	11,034,683	10,835,290
	183,585,065	169,712,385

Interest receivable	640,411	444,643
	$184,225,476	$170,157,028

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$16,935	$30,334
Distribution payable (Note 5)	640,411	444,643
	657,346	474,977

Partners’ Capital:
Partners’ Capital, 167,708.5349 and 161,209.4049 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	183,568,130	169,682,051
	$184,225,476	$170,157,028

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(2,987,188)	(1.62)%
Grains	1,292,433	0.70
Interest Rates Non-U.S.	(580,206)	(0.32)
Livestock	8,600	0.01
Softs	1,989,611	1.08
Total futures contracts purchased	(276,750)	(0.15)
Futures Contracts Sold
Currencies	1,872,760	1.02
Energy	1,475,125	0.80
Interest Rates Non-U.S.	3,625,998	1.98
Metals	4,337,550	2.36
Total futures contracts sold	11,311,433	6.16
Total fair value	$11,034,683	6.01%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$(138,175)	(0.08)%
Livestock	191,530	0.11
Metals	5,765,550	3.40
Interest Rates Non-U.S.	646,214	0.38
Interest Rates U.S.	624,746	0.37
Softs	3,368,905	1.99
Total futures contracts purchased	10,458,770	6.17
Futures Contracts Sold
Currencies	230,251	0.13
Energy	(346,085)	(0.20)
Grains	187,044	0.11
Interest Rates Non-U.S.	305,310	0.18
Total futures contracts sold	376,520	0.22
Total fair value	$10,835,290	6.39%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$7,356,887	$13,894,169
Change in unrealized gains (losses) on open positions	199,393	(5,407,459)
	7,556,280	8,486,710
Interest income	6,973,475	2,289,314
	14,529,755	10,776,024
Expenses:
Clearing fees	686,498	340,941
Professional fees	34,341	30,334
	720,839	371,275
Net income	$13,808,916	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$83.95	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Partners’ Capital
Initial capital contribution from Limited Partners at July 1, 2005 representing 159,565.2554 Redeemable Units of Limited Partnership Interest	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of interest income to feeder funds	(2,289,314)
Partners’ Capital at December 31, 2005	169,682,051
Net income	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)
Partners’ Capital at December 31, 2006	$183,568,130

Net Asset Value per Redeemable Unit:
2005:	$1,052.56
2006:	$1,094.57

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2006 and the period from July 1, 2005
(commencement of trading operations) to
December 31, 2005

	2006	2005
Cash flows from operating activities:
Net income	$13,808,916	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(8,435,579)	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures positions	(199,393)	5,407,459
(Increase) decrease in interest receivable	(195,768)	(444,643)

Accrued expenses:
Increase (decrease) in professional fees	(13,399)	30,334
Net cash provided by (used in) operating activities	4,964,777	(6,934,298)

Cash flows from financing activities:
Proceeds from additions	30,189,283	161,865,506
Payments for redemptions	(23,138,645)	(16,541,639)
Distribution of interest income to feeder funds	(6,777,707)	(1,844,671)
Net cash provided by (used in) financing activities	272,931	143,479,196

Net change in unrestricted cash	5,237,708	$136,544,898
Unrestricted cash, at beginning of period	136,544,898	—
Unrestricted cash, at end of period	$141,782,606	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’), CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. Diversified purchased 12,259.349 Units of the Master with cash equal to $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Units of the Master with cash equal to $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Units of the Master with cash equal to $29,866,194 and a contribution of open commodity futures and forwards positions of $3,662,925, CMF Institutional Invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Units of the Master and Citigroup Diversified purchased 95,795.8082 Units of the Master with cash equal to $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (The ‘‘Advisor’’) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 6.5%, 5.7%, 33.9%, 50.2% and 3.7% ownerships of the Master at December 31, 2006, respectively and with 7.4%, 6.6%, 25.9% 56.7% and 3.4% ownership in the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the feeder funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $30,767,776 and $22,332,197, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $14,580,745 and $16,087,092, respectively.

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

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2006 and the period July 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2006	2005
Net realized and unrealized gains*	$42.22	$52.75
Interest income	41.94	14.25
Expenses**	(0.21)	(0.19)
Increase for the period	83.95	66.81
Distributions	(41.94)	(14.25)
Net Asset Value per Redeemable Unit, beginning of period	1,052.56	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,094.57	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	3.6%	2.0	%***
Operating expenses	0.4%	0.4	%***
Total return	8.0%	6.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partnership class using Limited Partner’s share of income, expense and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Willowbridge Argo Master Fund L.P.

Notes to Financial Statements

the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the year ended December 31, 2006 and for the period ended December 31, 2005 is summarized below.

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,194,995	$(4,793,008)	$31,207,878	$(16,766,608)
Net income (loss)	$4,186,340	$(4,801,665)	$31,199,317	$(16,775,076)
Increase (decrease) in Net Asset Value per Redeemable Unit	$24.45	$(31.09)	$194.73	$(104.14)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 (Commencement of trading operations) to September 30, 2005
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$1,894,970	$8,540,113
Net income	$1,879,636	$8,525,113
Increase in Net Asset Value per Redeemable Unit	$10.17	$56.64

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the ‘‘Partnership’’), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2006, and for the period November 1, 2004 (commencement of trading operations) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the two-year period ended December 31, 2006, and for the period November 1, 2004 to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $43,178,150 and $41,364,253 in 2006 and 2005, respectively) (Note 3c)	$262,891,418	$173,936,134
Net unrealized appreciation on open futures positions	9,397,524	1,044,808
Unrealized appreciation on open forward contracts	3,304,098	6,659,732
	275,593,040	181,640,674

Interest receivable	997,069	490,049
	$276,590,109	$182,130,723

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,689,921	$2,976,793
Accrued expenses:
Professional fees	19,961	57,292
Distribution payable (Note 5)	997,069	490,049
	3,706,951	3,524,134

Partners’ Capital:
Partners’ Capital, 199,559.1109 and 150,355.1221 Redeemable Units outstanding in 2006 and 2005, respectively	272,883,158	178,606,589
	$276,590,109	$182,130,723

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$473,762	0.17%
Grains	165,200	0.06
Indices	4,915,493	1.80
Interest Rates U.S.	(1,983,312)	(0.72)
Interest Rates Non-U.S.	(845,957)	(0.31)
Livestock	164,530	0.06
Metals	(600,735)	(0.22)
Softs	(89,025)	(0.03)
Total futures contracts purchased	2,199,956	0.81

Futures Contracts Sold
Currencies	3,411,466	1.25
Energy	3,167,412	1.16
Grains	(639,288)	(0.23)
Interest Rates U.S.	55,050	0.02
Interest Rates Non-U.S.	1,284,300	0.47
Livestock	(13,400)	(0.01)
Softs	(67,972)	(0.02)
Total futures contracts sold	7,197,568	2.64

Unrealized Appreciation on Forward Contracts
Metals	3,304,098	1.21
Total unrealized appreciation on forward contracts	3,304,098	1.21

Unrealized Depreciation on Forward Contracts
Metals	(2,689,921)	(0.99)
Total unrealized depreciation on forward contracts	(2,689,921)	(0.99)
Total fair value	$10,011,701	3.67%

Percentages are based on Partners’ Capital unless otherwise indicated.

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(532,732)	(0.30)%
Indices	(689,791)	(0.39)
Interest Rates U.S.	(63,103)	(0.03)
Interest Rates Non-U.S.	2,264,869	1.27
Livestock	274,805	0.15
Lumber	(4,213)	(0.00)*
Metals	464,600	0.26
Softs	53,290	0.03
Total futures contracts purchased	1,767,725	0.99

Futures Contracts Sold
Currencies	(319,700)	(0.18)
Energy	(613,409)	(0.34)
Grains	(643,317)	(0.36)
Interest Rates U.S.	(36,304)	(0.02)
Interest Rates Non-U.S.	1,099,890	0.62
Livestock	3,400	0.00 *
Softs	(213,477)	(0.12)
Total futures contracts sold	(722,917)	(0.40)

Unrealized Appreciation on Forward Contracts
Metals	6,659,732	3.73
Total unrealized appreciation on forward contracts	6,659,732	3.73

Unrealized Depreciation on Forward Contracts
Metals	(2,976,793)	(1.67)
Total unrealized depreciation on forward contracts	(2,976,793)	(1.67)

Total fair value	$4,727,747	2.65%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$29,047,931	$13,732,305	$4,622,324
Net unrealized gains (losses) on open positions	5,283,954	3,099,275	(969,894)
	34,331,885	16,831,580	3,652,430
Interest income	10,072,338	4,288,087	244,406
	44,404,223	21,119,667	3,896,836
Expenses:
Clearing fees	950,836	1,166,831	152,738
Professional fees	21,458	56,062	12,000
	972,294	1,222,893	164,738
Net income	$43,431,929	$19,896,774	$3,732,098
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$232.02	$142.03	$78.85

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

Partners’ Capital
Initial capital contribution from Limited Partners at November 1, 2004 representing 52,444.0345 Units	$52,444,034
Net income	3,732,098
Sale of 56,367.5633 Units of Limited Partners Interest	61,144,754
Redemption of 1,798.7090 Units of Limited Partners Interest	(1,951,151)
Distribution of interest income to feeder funds	(244,406)
Partners’ Capital at December 31, 2004	115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners’ Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners’ Interest	(66,873,662)
Distribution of interest income to feeder funds	(4,288,087)
Partners’ Capital at December 31, 2005	178,606,589
Net income	43,431,929
Sale of 105,066.7150 Redeemable Units of Limited Partnership Interest	130,956,345
Redemption of 55,862.7262 Redeemable Units of Limited Partnership Interest	(70,039,367)
Distribution of interest income to feeder funds	(10,072,338)
Partners’ Capital at December 31, 2006	$272,883,158

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2004	$1,075.81
2005	$1,187.90
2006	$1,367.43

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the years ended December 31, 2006, 2005 and the period November 1, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$43,431,929	$19,896,774	$3,732,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,813,897)	(15,099,667)	(26,264,586)
(Increase) decrease in net unrealized appreciation on open futures positions	(8,352,716)	(65,269)	2,089,692
(Increase) decrease in unrealized appreciation on open forward contracts	3,355,634	(5,084,256)	(1,336,229)
(Increase) decrease in interest receivable	(507,020)	(323,852)	(166,197)

Increase (decrease) in unrealized depreciation on open forward contracts	(286,872)	2,050,250	216,431
Accrued expenses:
Increase (decrease) in professional fees	(37,331)	45,292	12,000
Net cash provided by (used in) operating activities	35,789,727	1,419,272	(21,716,791)

Cash flows from financing activities:
Proceeds from additions	130,956,345	114,746,235	110,990,422
Payments for redemptions	(70,039,367)	(66,873,662)	(1,951,151)
Distribution of interest income to feeder funds	(9,565,318)	(3,964,235)	(78,209)
Net cash provided by (used in) financing activities	51,351,660	43,908,338	108,961,062

Net change in unrestricted cash	87,141,387	45,327,610	87,244,271
Unrestricted cash, at beginning of period	132,571,881	87,244,271	—
Unrestricted cash, at end of period	$219,713,268	$132,571,881	$87,244,271
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$2,598,366

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Winton Master L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. (‘‘Winton Feeder’’) allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’) and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. On May 1, 2006 Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 3,711.7321 Units of the Master with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (‘‘Winton Legion’’) allocated a portion of its capital to the Master and purchased 2,355.4605 Units of the Master with cash equal to $3,000,000. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Alera SPC, and Winton Legion (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 5.5%, 42.3%, 5.0%, 42.0%, 3.3%, 0.7%, and 1.2% ownership of the Master at December 31, 2006, respectively. Diversified, Orion, Winton Feeder, Citigroup Diversified and CMF Institutional owned 8.7%, 30.5%, 7.7%, 50.4%, and 2.7% ownership of the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination. Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Winton Master L.P.

Notes to Financial Statements

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Feeder Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $43,178,150 and $41,364,253, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the year ended December 31, 2006 and during the period ended December 31, 2005 based on a monthly calculation, was $8,889,539 and $6,930,693, respectively.

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

CMF Winton Master L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2006, 2005 and the period from November 1, 2004 (commencement of trading operations) to December 31, 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains*	$179.65	$112.51	$75.92
Interest income	52.49	29.94	3.04
Expenses**	(0.12)	(0.42)	(0.11)
Increase for the period	232.02	142.03	78.85
Distributions	(52.49)	(29.94)	(3.04)
Net Asset Value per Redeemable per Unit, beginning of period	1,187.90	1,075.81	1,000.00
Net Asset Value per Redeemable per Unit, end of period	$1,367.43	$1,187.90	$1,075.81

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.8%	1.9%	0.6	%****
Operating expenses	0.4%	0.8%	1.3	%****
Total return	19.5%	13.2%	7.9%

***	Interest income less total expenses

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expense and average net assets.

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

CMF Winton Master L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Winton Master for the years ended December 31, 2006 and December 31, 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$19,949,441	$8,524,313	$3,562,025	$11,417,608
Net income	$19,931,011	$8,522,826	$3,562,025	$11,416,067
Increase in Net Asset Value per Redeemable Unit	$100.22	$43.33	$20.69	$67.78

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$134,872	$(1,993,310)	$10,861,316	$10,949,958
Net income (loss)	$131,646	$(2,011,115)	$10,843,704	$10,932,539
Increase (decrease) in Net Asset Value per Redeemable Unit	$(0.32)	$(13.00)	$78.31	$77.04

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditor’s Report

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2006, and the results of its operations, changes in its partners’ capital and its cash flows for the period April 1, 2006 to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
December 31, 2006

2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $50,059,681) (Note 3c)	$219,754,941
Net unrealized appreciation on open futures positions	3,678,200
Unrealized appreciation on open forward contracts	5,812,534
229,245,675
Interest receivable	736,340
$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,555,481
Accrued expenses:
Professional fees	16,678
Distribution payable (Note 5)	736,340
3,308,499

Partners’ Capital:
Limited Partners’ Capital, 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding	226,673,516
$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates Non U.S.	(372,521)	(0.16)
Interest Rates U.S.	(722,446)	(0.32)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates Non-U.S.	2,686,771	1.19
Interest Rates U.S.	9,990	0.00 *
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on forward contracts	5,812,534	2.56
Unrealized Depreciation on Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

Percentages are based on Partners’ Capital unless otherwise indicated
* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Income and Expenses
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(10,694,864)
Net unrealized gains on open positions	6,935,253
(3,759,611)
Interest income	5,820,992
2,061,381
Expenses:
Clearing fees	473,603
Professional fees	39,606
513,209
Net income	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	$226,673,516

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2006:	$995.61

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Cash Flows
for the period April 1, 2006
(commencement of trading operations) to
December 31, 2006

2006
Cash flows from operating activities:
Net income	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(5,812,534)
(Increase) decrease in interest receivable	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	16,678
Net cash provided by (used in) operating activities	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	269,146,650
Payments for redemptions	(38,200,314)
Distribution of interest income to feeder funds	(5,084,652)
Net cash provided by (used in) financing activities	225,861,684
Net change in unrestricted cash	169,695,260
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$169,695,260

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Graham Capital Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units (‘‘Units’’) of Limited Partnership Interest (‘‘Redeemable Units’’).

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006, the amount of cash held by the Master for margin requirements was $50,059,681. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2006 based on a monthly calculation, was $1,197,907.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 was as follows:

2006
Net realized and unrealized losses*	$(4.18)
Interest income	28.87
Expenses**	(0.21)
Increase for the period	24.48
Distributions	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	3.8%
Operating expenses	0.4%
Total return	2.4%

***	Interest income less total expenses

****	Annualized

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Capital Master for the year ended December 31, 2006 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 (Commencement of trading operations) to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,467,372	$(6,121,081)	$(1,758,513)
Net income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)
Increase (decrease) in Net Asset Value per Redeemable Unit	$40.74	$(24.96)	$8.70

To the Limited Partners of
CMF Avant Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Avant Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors’ Report

The Partners
CMF Avant Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Avant Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the period March 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Avant Master Fund L.P. as of December 31, 2006, and the results of its operations, changes in its partners’ capital and its cash flows for the period March 1, 2006 to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Avant Master Fund L.P.
Statement of Financial Condition
December 31, 2006

2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,309,262) (Note 3c)	$37,131,462
Net unrealized appreciation on open futures positions	40,410
Commodity options owned, at market value (cost $2,530,220)	1,665,075
38,836,947
Interest receivable (Note 3c)	132,273
$38,969,220

Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at market value (premium $1,705,150)	$1,798,223
Accrued expenses:
Professional fees	21,764
Distribution payable (Note 5)	132,273
1,952,260

Partners’ Capital:
Partners’ Capital, 38,242.4778 Redeemable Units of Limited Partnership Interest outstanding	37,016,960
$38,969,220

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy NYMEX Natural Gas Feb. 2007 – Nov. 2008	350	$(3,338,530)	(9.02)%
Other		(334,450)	(0.90)
Total futures contracts purchased		(3,672,980)	(9.92)
Futures Contracts Sold
Energy NYMEX Natural Gas Feb. 2007 – Nov. 2008	372	3,589,840	9.70
Other		123,550	0.33
Total futures contracts sold		3,713,390	10.03
Options Owned
Energy		1,665,075	4.50
Options Written
Energy		(1,798,223)	(4.86)
Total fair value		$(92,738)	(0.25)%

Percentages are based on Partners’ Capital unless otherwise indicated

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statement of Income and Expenses
for the period March 1, 2006
(commencement of trading operations)
to December 31, 2006

2006
Income:
Net losses on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(1,226,853)
Net unrealized losses on open positions	(2,248,438)
(3,475,291)
Interest income (Note 3c)	897,895
(2,577,396)
Expenses:
Clearing fees	170,982
Professional fees	40,054
211,036
Net loss	$(2,788,432)
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$5.19 *

*	The amount shown per Unit does not correspond with the loss presented above because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interests.

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period from March 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2006 representing 8,177.1175 Redeemable Units of Limited Partnership Interest	$8,177,117
Net loss	(2,788,432)
Sale of 63,923.9908 Redeemable Units of Limited Partnership Interest	65,670,058
Redemption of 33,858.6305 Redeemable Units of Limited Partnership Interest	(33,143,888)
Distribution of Interest income to feeder funds	(897,895)
Partners’ Capital at December 31, 2006	$37,016,960

Net asset value per Redeemable Unit:
2006:	$967.95

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statement of Cash Flows
for the period March 1, 2006
(commencement of trading operations) to
December 31, 2006

2006
Cash flows from operating activities:
Net loss	$(2,788,432)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,309,262)
(Increase) decrease in unrealized appreciation on options owned	(680,895)
(Increase) decrease in interest receivable	(132,273)
(Increase) decrease in net unrealized appreciation on open futures positions	1,009,760
Increase (decrease) in unrealized depreciation on options written	1,113,103
Accrued expenses:
Increase (decrease) in professional fees	21,764
Net cash provided by (used in) operating activities	(2,766,235)
Cash flows from financing activities:
Proceeds from additions	72,497,945
Payments for redemptions	(33,143,888)
Distribution of interest income to feeder funds	(765,622)
Net cash provided by (used in) financing activities	38,588,435
Net change in unrestricted cash	35,822,200
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$35,822,200
Non cash financing activities:
Contribution of open commodity futures and options positions	$1,349,230

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Avant Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units (‘‘Units’’) of Limited Partnership Interest.

On March 1, 2006 (commencement of trading operations), Citigroup Emerging CTA Portfolio L.P. (‘‘Emerging CTA’’) purchased 8,177.1175 Units of the Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. On May 1, 2006, Alera Portfolio SPC (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,242.8088 Units with a cash equal to $4,795,225. On July 1, 2006, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 17,941.7382 Units with a cash equal to $20,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Fund’’) allocated a portion of its capital to the Master and purchased 2,456.7378 Units with a cash equal to $2,370,000. The Master was formed to permit commodity pools managed now or in the future by Avant Capital Management L.P., a Texas limited partnership (the ‘‘Advisor’’) using the Managed Account Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Emerging CTA, Alera SPC, Citigroup Diversified and Energy Fund, (each a ‘‘Fund,’’ collectively the ‘‘Funds’’) with 34.16%, 4.47%, 52.42% and 8.95% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

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

The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the statements of financial condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the statement of financial condition and marked to market daily.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

CMF Avant Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006, the amount of cash held by the Master for margin requirements was $1,309,262. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2006, based on a monthly calculation, was $(287,760).

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Master to redeem its Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Avant Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from March 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

2006
Net realized and unrealized loss*	$(29.91)
Interest income	37.24
Expenses**	(2.14)
Increase for the period	5.19 ***
Distributions	(37.24)
Net Asset value per Redeemable Unit, beginning of period	1,000.00
Net Asset value per Redeemable Unit, end of period	$967.95

*	Includes clearing fees

**	Excludes clearing fees

***	The amount shown per Unit does not correspond with the loss on the statement of Income and Expenses because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

Ratios to Average Net Assets:****
Net investment income*****	3.3%
Operating expenses	1.0%
Total return	(0.5)%

****	Annualized.

*****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partner’s share of income, expense and average net assets.

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

CMF Avant Master Fund L.P.

Notes to Financial Statements

commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Avant Master for the year ended December 31, 2006 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from March 1, 2006 (commencement of trading operations) to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$565,756	$(4,248,123)	$855,254	$78,735
Net income (loss)	$549,066	$(4,258,714)	$848,061	$73,155
Increase (decrease) in Net Asset Value per Redeemable Unit	$13.46	$(138.58)	$121.36	$8.95

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

The General Partner of the Partnership, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Management’s report on internal control over financial reporting and KPMG LLP’s related opinion are included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Item 9B.    Other Information.

None.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under ‘‘Item 1. Business.’’ Brokerage fees and clearing fees of $52,269,366 were earned by CGM for the year ended December 31, 2006. Management fees and incentive fees of $18,005,784 and $6,747,438, respectively, were earned by the Advisors for the year ended December 31, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2007, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,799.7212 Redeemable Units (0.9%) of Limited Partnership Interest as of December 31, 2006.

Principals who own Redeemable Units of the Partnership:

*David J. Vogel         5.4716 Redeemable Units

* No one principal owns more than 1% of Redeemable Units.

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under ‘‘Item 1. Business’’, ‘‘Item 8. Financial Statements and Supplementary Data.’’ and ‘‘Item 11. Executive Compensation.’’

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2006            $  90,000

2005            $235,875

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006            $7,606

2005            $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(2)	Exhibits:

10.1	Letters extending Management Agreements with Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A. and Graham Capital Management L.P. for 2004 (previously filed).

10.2	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.3	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (previously filed).

10.4	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (previously filed).

10.5	Management Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (previously filed).

10.6	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management and Winton Capital Management Limited for 2005 (previously filed).

10.7	Management Agreement among the Partnership, the General Partner and Avant Capital Management L.P. (previously filed).

10.8	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management and Winton Capital Management Limited for 2006 (filed herein).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:    /s/ Citigroup Managed Futures LLC
          (General Partner)

By    /s/ Jerry Pascucci
        Jerry Pascucci
        President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci President and Director	/s/ Shelley Ullman Shelley Ullman Director
/s/ David J. Vogel David J. Vogel Director	/s/ Ihor Rakowsky Ihor Rakowsky Secretary and Director
/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director	/s/ Daryl Dewbrey Daryl Dewbrey Director
/s/ Steve Ciampi Steve Ciampi Director	/s/ Raymond Nolte Raymond Nolte Director