Form 10-Q
period 2007-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2007-05-14
CIK 1209709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007

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

Yes          No X

As of April 30, 2007, 901,139.2132 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2007 and 2006 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 22
Item 4.	Controls and Procedures	23
PART II - Other Information		24

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$757,835,322	$829,912,762
Equity in commodity futures trading account:
Cash (restricted $12,314,920 and $16,544,858 in 2007 and 2006, respectively)	72,952,216	91,872,584
Net unrealized appreciation on open futures positions	2,867,373	2,914,545
Unrealized appreciation on open forward contracts	619,716	882,882
	834,274,627	925,582,773
Interest receivable	265,187	317,175
	$834,539,814	$925,899,948
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$691,326	$292,794
Accrued expenses:
Brokerage commissions	3,821,807	4,242,366
Management fees	1,326,711	1,475,569
Incentive fees	—	161,905
Other	221,758	102,740
Redemptions payable	18,081,644	24,556,557
	24,143,246	30,831,931
Partners’ Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2007 and 2006	7,703,100	8,234,691
Limited Partners, 916,965.7894 and 947,684.8623 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	802,693,468	886,833,326
	810,396,568	895,068,017
	$834,539,814	$925,899,948

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$1,375,352	0.17%
Grains	366,930	0.05
Indices	227,456	0.03
Interest Rates U.S.	(244,170)	(0.03)
Interest Rates Non-U.S.	(61,828)	(0.01)
Total futures contracts purchased	1,663,740	0.21
Futures Contracts Sold
Grains	752,412	0.09
Indices	(17,030)	(0.00)*
Interest Rates Non-U.S.	66,245	0.01
Metals	(114,150)	(0.01)
Softs	516,156	0.06
Total futures contracts sold	1,203,633	0.15
Unrealized Appreciation on open Forward Contracts
Currencies	619,716	0.08
Total unrealized appreciation on forward contracts	619,716	0.08
Unrealized Depreciation on open Forward Contracts
Currencies	(691,326)	(0.09)
Total unrealized depreciation on forward contracts	(691,326)	(0.09)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	93,329,632	11.51
CMF Willowbridge Argo Master Fund L.P.	64,349,519	7.94
CMF Aspect Master Fund L.P.	135,718,364	16.75
CMF Capital Fund Master Fund L.P.	170,907,415	21.09
CMF Winton Master L.P.	105,982,503	13.08
SB AAA Master Fund LLC	84,771,657	10.46
CMF Graham Capital Master Fund L.P.	83,457,339	10.30
CMF Avant Master Fund L.P.	19,318,893	2.38
Total investment in Partnerships	757,835,322	93.51
Total fair value	$760,631,085	93.86%

Percentages are based on Partners’ Capital unless otherwise indicated

* Due to rounding

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

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

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Realized losses on closed positions	$(9,349,073)	$(10,234,708)
Change in unrealized gains (losses) on open positions and investment in Partnerships	(32,479,331)	53,230,552
	(41,828,404)	42,995,844
Interest income	836,041	1,708,771
	(40,992,363)	44,704,615
Expenses:
Brokerage commissions including clearing fees of $48,796 and $94,019, respectively	12,127,893	12,910,519
Management fees	4,182,444	4,395,278
Incentive fees	—	5,284,277
Other	216,242	181,204
	16,526,579	22,771,278
Net income (loss)	(57,518,942)	21,933,337

Additions – Limited Partners	32,783,000	81,757,000
Redemptions – Limited Partners	(59,935,507)	(53,511,550)
Net increase (decrease) in Partners’ Capital	(84,671,449)	50,178,787
Partners’ Capital, beginning of period	895,068,017	857,136,296
Partners’ Capital, end of period	$810,396,568	$907,315,083
Net Asset Value per Redeemable Unit (925,765.5106 and 951,399.3295 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$875.38	$953.66
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(60.41)	$22.70
Redemption/Subscription Value per Redeemable Unit	$875.38	$953.68

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(57,518,942)	$21,933,337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,229,938	(16,319,314)
Purchase of investment in Partnerships	(22,591,460)	(81,757,000)
Proceeds from sale of investment in Partnerships	62,898,436	60,702,864
Net unrealized (appreciation) depreciation on investment in Partnerships	31,770,464	(38,956,713)
(Increase) decrease in net unrealized appreciation on open futures positions	47,172	(16,701,154)
(Increase) decrease in unrealized appreciation on open forward contracts	263,166	1,814,981
(Increase) decrease in interest receivable	51,988	(112,649)
Increase (decrease) net in unrealized depreciation on open futures positions	—	(1,263,893)
Increase (decrease) in unrealized depreciation on open forward contracts	398,532	2,084,627
Accrued expenses:
Increase (decrease) in brokerage commissions	(420,559)	205,249
Increase (decrease) in management fees	(148,858)	71,863
Increase (decrease) in incentive fees	(161,905)	1,776,834
Increase (decrease) in due to CGM	—	180,401
Increase (decrease) in other	119,018	(56,432)
Net cash provided by (used in) operating activities	18,936,990	(66,396,999)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	32,783,000	81,757,000
Payments for redemptions – Limited Partners	(66,410,420)	(44,268,119)
Net cash provided by (used in) financing activities	(33,627,420)	37,488,881
Net change in unrestricted cash	(14,690,430)	(28,908,118)
Unrestricted cash, at beginning of period	75,327,726	185,346,616
Unrestricted cash, at end of period	$60,637,296	$156,438,498

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
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

Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units during the initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to sell an additional 1,000,000 Redeemable Units. The Partnership continues to offer Redeemable Units.

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

As of March 31, 2007, all trading decisions are made for the Partnership by Drury Capital Inc., (‘‘Drury’’), Graham Capital Management, L.P., (‘‘Graham’’), John W. Henry & Company, Inc., (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the three months ended March 31, 2007, and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership’s annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(56.71)	$31.16
Interest income	0.86	1.77
Expenses **	(4.56)	(10.23)
Increase (decrease) for the period	(60.41)	22.70
Net Asset Value per Redeemable Unit, beginning of period	935.79	930.96
Net Asset Value per Redeemable Unit, end of period	$875.38	$953.66
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.02
Redemption/Subscription Value per Redeemable Unit, end of period ***	$875.38	$953.68

*	Includes brokerage commissions
**	Excludes brokerage commissions
***	For the purpose of a redemption/subscription, any remaining deferred liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value.

	Three Months Ended March 31,
	2007	2006
Ratios to average net assets:****
Net investment loss before incentive fees *****	(7.4)%	(7.3)%
Operating expenses	7.8%	8.0%
Incentive fees	—%	0.6%
Total expenses	7.8%	8.6%
Total return:
Total return before incentive fees	(6.5)%	3.0%
Incentive fees	—%	(0.6)%
Total return after incentive fees	(6.5)%	2.4%

****	Annualized (other than incentive fees)
*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership investments are in other Partnerships. The results of the Partnership’s trading activities are (resulting

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

from its investment in other Partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the three months ended March 31, 2007 and the year ended December 31, 2006 based on a monthly calculation, were $1,796,421 and $6,701,538, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2007 and December 31, 2006 were $2,795,763 and $3,504,633, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

4.    Investment in Partnerships:

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (‘‘Winton Master’’) a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash of $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash of $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, to invest together in one trading vehicle. The General Partner is also the

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash of $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA for trading were invested in the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnerhip purchased 13,956.1190 units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through commodity brokerage accounts maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At March 31, 2007, the Partnership owned 35.97% of Winton Master, 67.03% of Aspect Master, 93.64% of Drury Master, 47.19% of Willowbridge Master, 93.09% of CFM Master, 8.76% of AAA Master, 42.14% of Graham Master and 43.64% of Avant Master. At December 31, 2006, the Partnership owned 42.00% of Winton Master, 67.95% of Aspect Master, 94.18% of Drury Master, 50.25% of Willowbridge Master, 94.49% of CFM Master, 8.64% of AAA Master, 42.09% of Graham Master and 52.42% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2007
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Drury Master	$110,015,415	$10,678,978	$99,336,437
Willowbridge Master	136,437,832	543,572	135,894,260
Aspect Master	205,891,645	4,113,315	201,778,330
CFM Master	183,609,269	651,109	182,958,160
Winton Master	295,161,432	1,511,488	293,649,944
AAA Master	1,155,604,607	190,393,836	965,210,771
Graham Master	202,782,505	5,432,933	197,349,572
Avant Master	47,579,244	3,455,388	44,123,856
Total	$2,337,081,949	$216,780,619	$2,120,301,330

	December 31, 2006
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Drury Master	$124,236,562	$16,046,704	$108,189,858
Willowbridge Master	184,225,476	657,346	183,568,130
Aspect Master	214,046,989	2,288,076	211,758,913
CFM Master	184,724,044	617,377	184,106,667
Winton Master	276,590,109	3,706,951	272,883,158
AAA Master	1,140,709,291	147,349,392	993,359,899
Graham Master	229,982,015	3,308,499	226,673,516
Avant Master	38,969,220	1,952,260	37,016,960
Total	$2,393,483,706	$175,926,605	$2,217,557,101

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2007		For the three months ended March 31, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.51%	$93,329,632	$1,871,217	$73,092	$9,204	$1,788,921	Commodity Portfolio	Monthly
Willowbridge Master	7.94%	64,349,519	(14,446,894)	71,170	4,357	(14,522,421)	Commodity Portfolio	Monthly
Aspect Master	16.75%	135,718,364	(5,975,295)	75,829	5,732	(6,056,856)	Commodity Portfolio	Monthly
CFM Master	21.09%	170,907,415	317,601	606,028	11,098	(299,525)	Commodity Portfolio	Monthly
Winton Master	13.08%	105,982,503	(6,544,595)	105,736	4,076	(6,654,407)	Commodity Portfolio	Monthly
AAA Master	10.46%	84,771,657	384,883	72,145	9,025	303,713	Energy Markets	Monthly
Graham Master	10.30%	83,457,339	(6,470,232)	77,774	4,415	(6,552,421)	Commodity Portfolio	Monthly
Avant Master	2.38%	19,318,893	243,110	15,552	5,026	222,532	Energy Markets	Monthly
Total		$757,835,322	$(30,620,205)	$1,097,326	$52,933	$(31,770,464)

	December 31, 2006		For the three months ended March 31, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.42%	$102,228,507	$629,368	$116,716	$16,699	$495,953	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	(9,392,203)	88,636	4,787	(9,485,626)	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	9,394,771	73,092	11,469	9,310,210	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	15,532,662	998,004	25,847	14,508,811	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	5,414,185	149,396	729	5,264,060	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	18,976,186	104,200	8,681	18,863,305	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	—	—	—	—	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	—	—	—	—	Energy Markets	Monthly
Total		$829,912,762	$40,554,969	$1,530,044	$68,212	$38,956,713

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2007
(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are (i) its investments in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the first quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership capital decreased 9.5% from $895,068,017 to $810,396,568. This decrease was attributable to a net loss from operations of $57,518,942, coupled with the redemption of 66,033.6919 Redeemable Units resulting in an outflow of $59,935,507, which was partially offset by the additional sales of 35,314.6190 Redeemable Units of Limited Partnership Interest totaling $32,783,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held.

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

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted Fin 48 and management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the three months ended March 31, 2007, the Partnership Net Asset Value per Redeemable Unit decreased 6.5% from $935.79 to $875.38 as compared to an increase 2.4% in the three months ended March 31, 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions and change in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees during the three months ended March 31, 2007 of $41,828,404. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains recognized in the trading of softs and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the three months ended March 31, 2006, of $42,995,844. Gains were primarily attributable to the trading of commodity contracts in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, softs, grains and lumber.

The slowing of the U.S. economy continued to weight on the markets as equity prices showed little change amid a significant increase in volatility. In late February, the unanticipated decline of the Shanghai Composite Index triggered a global equity correction as volatility in the financial markets spiked and U.S. recession concerns emerged. The fund was negatively impacted by a number of price trend reversals in both financial and commodity markets as correlation between traditionally unrelated markets linked. Losses realized in trading currency, fixed income, equity indices and metals were partially offset by gains in soft commodities.

The first quarter of 2007 presented a difficult investment landscape for the Advisors. Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Speculation over further widening of global interest rate differentials continued to negatively impact certain currency positions, such as the Japanese Yen and British Pound. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. A spike in global equity volatility proved a difficult environment for trading as losses were accumulated in equity indices. Correction in precious metals also followed through to March against the fund’s long positions, rendering losses for the fund.

Partially offsetting losses were gains in trading soft commodities. Cocoa prices rallied as the International Cocoa Organization forecasted a twenty percent decrease in crops from the Ivory Coast, the world’s biggest producer, resulting in trading gains.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2007 decreased $872,730 as compared to the corresponding period in 2006. The decrease is due to the Partnership’s use of cash to fund additional investment in other partnerships. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) of the other Partnerships in 2007 as compared to 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased $782,626, as compared to the corresponding period in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased $212,834 as compared to the corresponding period in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2007 and 2006 resulted in incentive fees of $0 and $5,284,277, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds is a speculative commodity pool. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2007 and the highest, lowest and average values, during the three months ended March 31, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, the Partnership’s total capitalization was $810,396,568.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,151,193	0.27%	$2,579,418	$1,344,798	$1,882,762
Energy	3,260,200	0.40%	4,474,400	225,500	2,271,700
Grains	1,216,660	0.15%	1,752,150	224,910	1,274,749
Interest Rates U.S.	611,550	0.08%	1,252,600	103,950	573,501
Interest Rates Non-U.S.	1,415,478	0.17%	3,032,734	1,049,589	2,092,012
Metals:
– Exchange Traded Contracts	269,500	0.03%	2,318,000	269,500	1,259,667
Softs	997,400	0.12%	1,852,200	620,665	1,061,243
Indices	772,082	0.10%	2,199,610	510,691	1,498,307
Total	$10,694,063	1.32%

*	Average of month-end Values at Risk

As of March 31, 2007, Drury Master’s total capitalization was $99,336,437. The Partnership owned 93.64% of Drury Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,743,904	1.76%	$3,651,667	$1,724,856	$2,488,049
Energy	392,700	0.39%	1,488,500	392,700	641,900
Grains	1,383,875	1.39%	1,580,275	729,142	1,299,399
Interest Rates U.S.	118,025	0.12%	1,395,100	118,025	555,047
Interest Rates Non-U.S.	2,476,697	2.49%	3,936,129	2,121,641	2,610,735
Metals:
– Exchange Traded Contracts	423,000	0.43%	606,833	314,000	443,083
– OTC Contracts	1,885,949	1.90%	2,948,620	1,439,667	2,132,223
Softs	1,901,085	1.91%	2,378,667	464,509	1,455,463
Indices	415,980	0.42%	2,635,894	403,934	1,670,421
Total	$10,741,215	10.81%

*	Average of month-end Values at Risk

As of March 31, 2007, Willowbridge Master’s total capitalization was $135,894,260. The Partnership owned 47.19% of Willowbridge Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$2,801,600	2.06%	$5,763,380	$420,240	$1,975,680
Energy	8,034,000	5.91%	8,034,000	40,000	3,564,083
Grains	1,687,140	1.24%	3,493,200	308,700	1,628,847
Interest Rates Non-U.S.	514,137	0.38%	5,943,062	411,959	3,906,817
Softs	1,040,300	0.77%	1,890,300	429,150	848,517
Total	$14,077,177	10.36%

*	Average of month-end Values at Risk

As of March 31, 2007, Aspect Master’s total capitalization was $201,778,330. The Partnership owned 67.03% of Aspect Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
- OTC Contracts	$3,210,275	1.59%	$4,683,641	$2,683,311	$3,658,745
Energy	1,654,625	0.82%	4,533,850	1,654,625	2,922,650
Grains	712,499	0.35%	1,199,855	676,771	944,328
Interest Rates U.S.	298,950	0.15%	1,669,650	120,090	999,517
Interest Rates Non-U.S.	4,651,694	2.31%	8,736,905	2,506,786	6,201,896
Livestock	71,220	0.04%	75,195	28,630	60,689
Metals:
- Exchange Traded Contracts	606,500	0.30%	606,500	113,000	409,417
- OTC Contracts	1,803,785	0.89%	1,897,513	180,696	1,177,920
Softs	1,119,109	0.55%	1,119,109	741,236	945,081
Indices	4,444,511	2.20%	9,388,021	2,400,068	6,872,960
Total	$18,573,168	9.20%

*	Average of month-end Values at Risk

As of March 31, 2007, CFM Master’s total capitalization was $182,958,160. The Partnership owned 93.09% of CFM Master.

March 31, 2007

(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
- Exchange Traded Contracts	$1,193,361	0.65%	$3,663,132	$468,892	$1,369,851
Energy	602,175	0.33%	1,301,575	130,865	712,892
Grains	33,450	0.02%	33,450	1,000	12,200
Interest Rates U.S.	904,645	0.49%	1,743,150	70,008	382,140
Interest Rates Non-U.S.	3,284,084	1.79%	4,542,491	559,574	1,903,964
Metals:
- Exchange Traded Contracts	38,190	0.02%	62,370	3,780	15,880
Indices	1,478,583	0.81%	9,319,861	364,937	4,468,798
Softs	46,608	0.03%	59,170	18,174	34,277
Total	$7,581,096	4.14%

*	Average of month-end Values at Risk

As of March 31, 2007, Winton Master’s total capitalization was $293,649,944. The Partnership owned 35.97% of Winton Master.

March 31, 2007

(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-Exchange Traded Contracts	$3,237,968	1.10%	$5,056,166	$2,357,912	$3,914,372
Energy	681,900	0.23%	3,410,100	572,331	1,654,250
Grains	1,718,967	0.59%	1,757,983	205,952	916,062
Indices	9,356,423	3.19%	21,980,908	4,520,875	16,720,114
Interest Rates Non-U.S.	4,608,649	1.57%	14,321,882	2,187,980	8,696,932
Interest Rates U.S.	1,125,900	0.38%	6,736,650	186,722	2,355,658
Livestock	92,445	0.03%	192,325	65,755	106,225
Lumber	2,200	0.00%**	2,200	1,100	1,467
Metals:
-Exchange Traded Contracts	572,560	0.19%	916,110	432,890	677,910
-OTC Contracts	1,350,806	0.46%	4,430,675	1,182,372	1,969,421
Softs	697,638	0.24%	826,639	442,701	690,285
Total	$23,445,456	7.98%

*	Average of month-end Values at Risk
**	Due to rounding

As of March 31, 2007, AAA Master’s total capitalization was $965,210,771. The Partnership owned 8.76% of AAA Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$76,713,986	7.95%	$128,567,435	$68,836,939	$73,994,953
Energy Swaps	4,720,046	0.49%	4,720,046	4,720,046	4,720,046
Grains	488,373	0.05%	703,281	203,886	395,247
Total	$81,922,405	8.49%

*	Average of month-end Values at Risk

As of March 31, 2007, Graham Master’s total capitalization was $197,349,572. The Partnership owned 42.14% of Graham Master.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
-OTC Contracts	$18,556,736	9.40%	$18,556,736	$8,295,566	$13,099,089
Energy	500,400	0.25%	2,141,650	349,600	913,467
Grains	51,150	0.03%	378,672	43,144	162,326
Interest Rates U.S.	153,075	0.08%	1,005,000	41,852	344,692
Interest Rates Non-U.S.	2,623,610	1.33%	6,419,914	1,580,561	3,845,886
Metals:
-Exchange Traded Contracts	54,000	0.03%	134,000	2,000	48,000
-OTC Contracts	107,397	0.05%	1,024,186	88,407	235,940
Softs	192,702	0.10%	487,616	116,194	158,234
Indices	507,388	0.26%	15,267,220	382,837	4,094,234
Total	$22,746,458	11.53%

*	Average of month-end Values at Risk

As of March 31, 2007, Avant Master’s total capitalization was $44,123,856. The Partnership owned 43.64% of Avant Master.

March 31, 2007
(Unaudited)

			Three Months Ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,447,756	3.28%	$1,916,436	$279,001	$841,678
Total	$1,447,756	3.28%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures.

The General Partner with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material changes from the legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The use of proceeds information is being disclosed for Registration Statement Nos. 333-102038 and 333-110076 and Post-Effective Amendment No. 1 to Registration Statement No. 333-110076, Post-Effective Amendment No. 2 to Registration Statement No 333-110076, Post-Effective Amendment No. 3 to Registration Statement No. 333-110076, and Post-Effective Amendment No. 4 to Registration Statement No. 333-110076, each filed pursuant to Rule 429 under the Securities Act of 1933, as amended, declared effective on March 27, 2003, December 4, 2003, September 7, 2004, April 14, 2006, April 21, 2006, and April 30, 2007 respectively.

For the account of the Partnership, the amount of Redeemable Units sold as of March 31, 2007 is 1,460,740.5094 and the aggregate offering price of the amount sold as of March 31, 2007 is $1,382,033,000.

From the effective date of the first Registration Statement to March 31, 2007, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to March 31, 2007 the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,382,033,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	22,700.0241	$942.23	N/A	N/A
February 1, 2007 – February 28, 2007	22,677.9019	$902.43	N/A	N/A
March 1, 2007 – March 31, 2007	20,655.7659	$875.38	N/A	N/A
	66,033.6919	$906.68	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-1 are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007