Form 10-Q
period 2007-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2007-08-14
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 333-117275

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes          No X

As of July 31, 2007, 866,553.7165 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$840,217,450	$829,912,762
Equity in commodity futures trading account:
Cash (restricted $7,582,805 and $16,544,858 in 2007 and 2006, respectively)	34,762,358	91,872,584
Net unrealized appreciation on open futures positions	2,417,113	2,914,545
Unrealized appreciation on open forward contracts	462,030	882,882
	877,858,951	925,582,773
Interest receivable	103,444	317,175
	$877,962,395	$925,899,948
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$463,032	$292,794
Accrued expenses:
Brokerage commissions	4,021,871	4,242,366
Management fees	1,392,817	1,475,569
Incentive fees	1,401,515	161,905
Other	303,454	102,740
Redemptions payable	12,581,395	24,556,557
	20,164,084	30,831,931
Partners’ Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2007 and 2006	8,598,384	8,234,691
Limited Partners, 869,084.2092 and 947,684.8623 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	849,199,927	886,833,326
	857,798,311	895,068,017
	$877,962,395	$925,899,948

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$439,429	0.05%
Grains	299,181	0.04
Indices	(54,754)	(0.01)
Softs	190,085	0.02
Total futures contracts purchased	873,941	0.10
Futures Contracts Sold
Energy	385,160	0.05
Grains	109,913	0.01
Interest Rates U.S.	453,895	0.05
Interest Rates Non-U.S.	621,004	0.07
Metals	129,275	0.02
Softs	(156,075)	(0.02)
Total futures contracts sold	1,543,172	0.18
Unrealized Appreciation on open Forward Contracts
Currencies	462,030	0.05
Total unrealized appreciation on forward contracts	462,030	0.05
Unrealized Depreciation on open Forward Contracts
Currencies	(463,032)	(0.05)
Total unrealized depreciation on forward contracts	(463,032)	(0.05)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	97,145,011	11.33
CMF Willowbridge Argo Master Fund L.P.	79,714,177	9.29
CMF Aspect Master Fund L.P.	150,613,573	17.56
CMF Capital Fund Management Master Fund L.P.	172,577,514	20.12
CMF Winton Master L.P.	118,935,404	13.87
SB AAA Master Fund LLC	91,217,736	10.63
CMF Graham Capital Master Fund L.P.	91,818,435	10.70
CMF Avant Master Fund L.P.	38,195,600	4.45
Total investment in Partnerships	840,217,450	97.95
Total fair value	$842,633,561	98.23%

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$483,553	0.05%
Indices	1,034,662	0.12
Interest Rates U.S.	(1,765,267)	(0.20)
Interest Rates Non-U.S.	(801,897)	(0.09)
Softs	764,918	0.08
Total futures contracts purchased	(284,031)	(0.04)

Futures Contracts Sold
Energy	3,196,965	0.36
Interest Rates Non-U.S.	618,444	0.07
Metals	(751,260)	(0.08)
Softs	134,427	0.01
Total futures contracts sold	3,198,576	0.36

Unrealized Appreciation on open Forward Contracts
Currencies	882,882	0.10
Total unrealized appreciation on open forward contracts	882,882	0.10

Unrealized Depreciation on open Forward Contracts
Currencies	(292,794)	(0.03)
Total unrealized depreciation on open forward contracts	(292,794)	(0.03)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	102,228,507	11.42
CMF Willowbridge Argo Master Fund L.P.	92,544,156	10.34
CMF Aspect Master Fund L.P.	144,348,788	16.13
CMF Capital Fund Management Master Fund L.P.	174,536,164	19.50
CMF Winton Master L.P.	114,992,020	12.85
SB AAA Master Fund LLC	86,071,528	9.62
CMF Graham Capital Master Fund L.P.	95,725,814	10.69
CMF Avant Master Fund L.P.	19,465,785	2.17
Total investment in Partnerships	829,912,762	92.72

Total fair value	$833,417,395	93.11%

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Realized gains (losses) on closed positions	$3,695,463	$17,301,066	$(5,653,610)	$7,066,358
Change in unrealized gains on open positions and investment in Partnerships	106,459,514	17,543,568	73,980,183	70,774,120
	110,154,977	34,844,634	68,326,573	77,840,478
Interest income	526,394	1,751,084	1,362,435	3,459,855
	110,681,371	36,595,718	69,689,008	81,300,333
Expenses:
Brokerage commissions including clearing fees of $46,682, $103,978, 95,478 and $197,997, respectively	11,998,509	13,698,387	24,126,402	26,608,906
Management fees	4,132,491	4,700,259	8,314,935	9,095,537
Incentive fees	1,401,515	1,301,256	1,401,515	6,585,533
Other	207,978	241,519	424,220	422,723
	17,740,493	19,941,421	34,267,072	42,712,699
Net income	92,940,878	16,654,297	35,421,936	38,587,634

Additions – Limited Partners	19,047,000	60,983,000	51,830,000	142,740,000
Redemptions – Limited Partners	(64,586,135)	(43,876,393)	(124,521,642)	(97,387,943)
Net increase (decrease) in Partners’ Capital	47,401,743	33,760,904	(37,269,706)	83,939,691
Partners’ Capital, beginning of period	810,396,568	907,315,083	895,068,017	857,136,296
Partners’ Capital, end of period	$857,798,311	$941,075,987	$857,798,311	$941,075,987
Net Asset Value per Redeemable Unit (877,883.9304 and 969,782.9599 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$977.12	$970.40	$977.12	$970.40
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$101.74	$16.74	$41.33	$39.44

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$92,940,878	$16,654,297	$35,421,936	$38,587,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,732,115	24,778,153	8,962,053	8,458,839
Purchase of investment in Partnerships	(28,286,000)	(163,991,482)	(50,877,460)	(245,748,482)
Proceeds from sale of investment in Partnerships	52,742,935	75,245,390	115,641,370	136,156,734
Net unrealized (appreciation) depreciation on investment in Partnerships	(106,839,063)	(34,539,883)	(75,068,598)	(73,705,076)
(Increase) decrease in net unrealized appreciation on open futures positions	450,260	16,701,154	497,432	—
(Increase) decrease in unrealized appreciation on open forward contracts	157,686	2,828,670	420,852	4,643,651
(Increase) decrease in interest receivable	161,743	274,563	213,731	161,914
Increase (decrease) net in unrealized depreciation on open futures positions	—	1,202,931	—	(60,962)
Increase (decrease) in unrealized depreciation on open forward contracts	(228,294)	(3,736,356)	170,238	(1,651,729)
Accrued expenses:
Increase (decrease) in brokerage commissions	200,064	82,494	(220,495)	287,743
Increase (decrease) in management fees	66,106	28,635	(82,752)	100,498
Increase (decrease) in incentive fees	1,401,515	(3,983,021)	1,239,610	(2,206,187)
Increase (decrease) in due to CGM	—	(38,287)	—	(94,719)
Increase (decrease) in other	81,696	89,023	200,714	269,424
Net cash provided by (used in) operating activities	17,581,641	(68,403,719)	36,518,631	(134,800,718)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	19,047,000	60,983,000	51,830,000	142,740,000
Payments for redemptions – Limited Partners	(70,086,384)	(55,836,709)	(136,496,804)	(100,104,828)
Net cash provided by (used in) financing activities	(51,039,384)	5,146,291	(84,666,804)	42,635,172
Net change in unrestricted cash	(33,457,743)	(63,257,428)	(48,148,173)	(92,165,546)
Unrestricted cash, at beginning of period	60,637,296	156,438,498	75,327,726	185,346,616
Unrestricted cash, at end of period	$27,179,553	$93,181,070	$27,179,553	$93,181,070

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

As of June 30, 2007, all trading decisions are made for the Partnership by Drury Capital, Inc., (‘‘Drury’’), Graham Capital Management L.P., (‘‘Graham’’), John W. Henry & Company, Inc., (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’), (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership’s annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains	$107.49	$21.29	$50.78	$52.45
Interest income	0.58	1.80	1.44	3.57
Expenses **	(6.33)	(6.35)	(10.89)	(16.58)
Increase for the period	101.74	16.74	41.33	39.44
Net Asset Value per Redeemable Unit, beginning of period	875.38	953.66	935.79	930.96
Net Asset Value per Redeemable Unit, end of period	$977.12	$970.40	$977.12	$970.40
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees ****	(7.6)%	(7.2)%	(7.5)%	(7.2)%
Operating expenses	7.9%	7.9%	7.8%	8.0%
Incentive fees	0.2%	0.1%	0.2%	0.7%
Total expenses	8.1%	8.0%	8.0%	8.7%
Total return:
Total return before incentive fees	11.8%	1.9%	4.6%	5.0%
Incentive fees	(0.2)%	(0.1)%	(0.2)%	(0.8)%
Total return after incentive fees	11.6%	1.8%	4.4%	4.2%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities (resulting from its investment in other Partnerships) are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six months ended June 30, 2007 and the year ended December 31,

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

2006 based on a monthly calculation, were $2,839,783 and $6,701,538, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006 were $2,416,111 and $3,504,633, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

4.    Investment in Partnerships:

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (‘‘Winton Master’’), a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash of $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

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

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

A Limited Partner/non-managing member may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the managing member/General Partner at least 3 days in advance of month-end.

Management and incentive fees are not directly charged to the Funds. These fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At June 30, 2007, the Partnership owned 92.98% of Drury Master, 47.12% of Willowbridge Master, 65.43% of Aspect Master, 90.90% of CFM Master, 30.71% of Winton Master, 8.79% of AAA Master,

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

40.82% of Graham Master and 59.14% of Avant Master. At December 31, 2006, the Partnership owned 94.18% of Drury Master, 50.25% of Willowbridge Master, 67.95% of Aspect Master, 94.49% of CFM Master, 42.00% of Winton Master, 8.64% of AAA Master, 42.09% of Graham Master and 52.42% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2007
	Total Assets	Total Liabilities	Total Capital
Drury Master	$104,512,343	$321,260	$104,191,083
Willowbridge Master	169,272,450	577,466	168,694,984
Aspect Master	233,940,188	4,408,894	229,531,294
CFM Master	189,878,181	601,982	189,276,199
Winton Master	391,048,128	4,917,702	386,130,426
AAA Master	1,272,255,493	236,573,686	1,035,681,807
Graham Master	224,962,674	675,793	224,286,881
Avant Master	74,929,289	10,533,481	64,395,808
Total	$2,660,798,746	$258,610,264	$2,402,188,482

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Drury Master	$124,236,562	$16,046,704	$108,189,858
Willowbridge Master	184,225,476	657,346	183,568,130
Aspect Master	214,046,989	2,288,076	211,758,913
CFM Master	184,724,044	617,377	184,106,667
Winton Master	276,590,109	3,706,951	272,883,158
AAA Master	1,140,709,291	147,349,392	993,359,899
Graham Master	229,982,015	3,308,499	226,673,516
Avant Master	38,969,220	1,952,260	37,016,960
Total	$2,393,483,706	$175,926,605	$2,217,557,101

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2007		For the three months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.33%	$97,145,011	$14,444,538	$56,795	$9,127	$14,378,616	Commodity Portfolio	Monthly
Willowbridge Master	9.29%	79,714,177	19,271,207	55,627	4,293	19,211,287	Commodity Portfolio	Monthly
Aspect Master	17.56%	150,613,573	22,467,218	75,323	4,827	22,387,068	Commodity Portfolio	Monthly
CFM Master	20.12%	172,577,514	10,539,962	603,558	10,862	9,925,542	Commodity Portfolio	Monthly
Winton Master	13.87%	118,935,404	15,134,192	61,424	3,398	15,069,370	Commodity Markets	Monthly
AAA Master	10.63%	91,217,736	8,182,787	68,479	9,103	8,105,205	Energy Markets	Monthly
Graham Master	10.70%	91,818,435	18,510,468	100,625	4,002	18,405,841	Commodity Portfolio	Monthly
Avant Master	4.45%	38,195,600	(598,522)	38,998	6,346	(643,866)	Energy Markets	Monthly
Total		$840,217,450	$107,951,850	$1,060,829	$51,958	$106,839,063

	June 30, 2007		For the six months ended June 30, 2007
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.33%	$97,145,011	$16,315,755	$129,887	$18,331	$16,167,537	Commodity Portfolio	Monthly
Willowbridge Master	9.29%	79,714,177	4,824,313	126,797	8,650	4,688,866	Commodity Portfolio	Monthly
Aspect Master	17.56%	150,613,573	16,491,923	151,152	10,558	16,330,213	Commodity Portfolio	Monthly
CFM Master	20.12%	172,577,514	10,857,562	1,209,586	21,960	9,626,016	Commodity Portfolio	Monthly
Winton Master	13.87%	118,935,404	8,589,596	167,160	7,474	8,414,962	Commodity Portfolio	Monthly
AAA Master	10.63%	91,217,736	8,567,670	140,624	18,128	8,408,918	Energy Markets	Monthly
Graham Master	10.70%	91,818,435	12,040,237	178,399	8,417	11,853,421	Commodity Portfolio	Monthly
Avant Master	4.45%	38,195,600	(355,412)	54,550	11,373	(421,335)	Energy Markets	Monthly
Total		$840,217,450	$77,331,644	$2,158,155	$104,891	$75,068,598

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	December 31, 2006		For the three months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted

Drury Master	11.42%	$102,228,507	$(64,275)	$100,726	$9,456	$(174,457)	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	17,680,122	102,423	4,755	17,572,944	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	2,748,571	101,774	9,089	2,637,708	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	9,818,734	788,960	17,507	9,012,267	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	1,803,418	98,088	-	1,705,330	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	5,184,599	95,713	8,709	5,080,177	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	(1,261,145)	31,916	1,025	(1,294,086)	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	—	—	—	—	Energy Markets	Monthly
Total		$829,912,762	$35,910,024	$1,319,600	$50,541	$34,539,883

	December 31, 2006		For the six months ended June 30, 2006
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.42%	$102,228,507	$565,094	$217,442	$26,155	$321,497	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	8,287,919	191,059	9,542	8,087,318	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	12,143,342	174,866	20,557	11,947,919	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	25,351,397	1,786,964	43,354	23,521,079	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	7,217,602	247,405	729	6,969,468	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	24,340,490	171,218	17,391	24,151,881	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	(1,261,145)	31,916	1,025	(1,294,086)	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	—	—	—	—	Energy Markets	Monthly
Total		$829,912,762	$76,644,699	$2,820,870	$118,753	$73,705,076

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are (i) its investment in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the second quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 4.2% from $895,068,017 to $857,798,311. This decrease was attributable to the redemption of 135,053.9929 Redeemable Units of Limited Partnership Interest resulting in an outflow of $124,521,642, which was partially offset by a net income from operations of $35,421,936 and additional sales of 56,453.3398 Redeemable Units of Limited Partnership Interest totaling $51,830,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and accompanying notes and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, fair value measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the second quarter of 2007, the Partnership Net Asset Value per Redeemable Unit increased 11.6% from $875.38 to $977.12 as compared to an increase of 1.8% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions and change in unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees during the second quarter of 2007 of $110,154,977. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses grains, livestock, metals and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees during the second quarter of 2006 of $34,844,634. Gains were primarily attributable to the trading of commodity contracts in energy, metals, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, softs, grains, indices and lumber.

Favorable trading conditions during the second quarter of 2007, especially in the financial sectors, provided gains for the Partnership. Profits earned in global and U.S. fixed income, currency and equity indices markets were sufficient enough to offset small losses accumulated in trading metals and grains.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Gains were realized from trading in fixed income markets domestically and globally on stronger than expected economic data and increased inflationary pressures. Profits were also earned from trading currency positions as trends in the Japanese yen, the New Zealand dollar and the Pound Sterling persisted. The indices market added to gains for the quarter as the global equity rally continued unabated.

Losses were taken in metals as the U.S. dollar unexpectedly strengthened in May and signs of slowing Chinese economic growth caused prices to move erratically. Losses were also accumulated from trading wheat as prices fell as a spring freeze lowered supply expectations early in the quarter. Corn prices also remained directionless.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 4.4% from $935.79 to $977.12 as compared to an increase of 4.2% during the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized losses on closed positions and changed in unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees during the six months ended June 30, 2007 of $68,326,573. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in grains, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2006 of $77,840,478. Gains were primarily attributable to the trading of commodity futures in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains and lumber.

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

Interest income on 80% of the Partnership’s daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 decreased $1,224,690 and $2,097,420, respectively, as compared to the corresponding periods in 2006. The decrease is due to the increase in Partnership redemptions for the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the other Partnerships.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased $1,699,878 and $2,482,504, respectively, as compared to the corresponding periods in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased $567,768 and $780,602, respectively, as compared to the corresponding periods in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $1,401,515. Trading performance of the three and six months ended June 30, 2006 resulted in incentive fees of $1,301,256 and $6,585,533, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2007 and the highest, lowest and average values, during the three months ended June 30, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, the Partnership’s total capitalization was $857,798,311.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,052,865	0.12%	$2,325,057	$998,133	$1,471,372
Energy	1,427,200	0.17%	3,795,700	697,600	1,539,133
Grains	491,062	0.06%	1,230,520	369,282	491,670
Interest Rates U.S.	507,600	0.06%	823,000	87,122	471,217
Interest Rates Non-U.S.	1,235,371	0.14%	2,877,661	1,194,729	1,415,237
Metals:
– Exchange Traded Contracts	832,000	0.10%	1,732,500	14,000	820,333
Softs	448,000	0.05%	1,772,060	263,040	813,580
Indices	633,481	0.07%	2,106,802	440,229	1,193,213
Total	$6,627,579	0.77%
*	Average of month-end Values at Risk

As of June 30, 2007, Drury Master’s total capitalization was $104,191,083. The Partnership owned 92.98% of Drury Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,148,595	2.06%	$3,040,927	$1,677,808	$2,217,229
Energy	377,400	0.36%	405,100	359,100	380,533
Grains	1,040,684	1.00%	1,616,284	848,100	1,078,874
Interest Rates U.S.	1,369,300	1.31%	1,369,300	206,847	1,183,290
Interest Rates Non-U.S.	2,179,693	2.10%	2,891,147	2,149,434	2,530,736
Metals:
– OTC Contracts	1,284,312	1.23%	2,560,195	1,284,116	1,828,482
Softs	1,413,259	1.36%	1,851,011	1,307,610	1,560,658
Indices	1,654,836	1.59%	1,993,526	466,187	1,542,573
Total	$11,468,079	11.01%
*	Average of month-end Values at Risk

As of June 30, 2007, Willowbridge Master’s total capitalization was $168,694,984. The Partnership owned 47.12% of Willowbridge Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$3,189,836	1.89%	$5,480,328	$2,665,600	$3,958,243
Energy	5,049,600	2.99%	11,515,000	2,275,050	5,155,200
Grains	820,800	0.49%	1,621,620	483,840	662,240
Interest Rates U.S.	2,649,000	1.57%	3,312,000	528,000	1,907,000
Interest Rates Non-U.S.	6,208,816	3.68%	7,731,444	1,711,761	6,524,384
Livestock	144,000	0.09%	148,500	4,500	48,000
Metals:
– Exchange Traded Contracts	1,248,000	0.74%	4,047,000	768,000	2,551,333
Softs	595,200	0.35%	1,244,600	249,600	689,933
Total	$19,905,252	11.80%
*	Average of month-end Values at Risk

As of June 30, 2007, Aspect Master’s total capitalization was $229,531,294. The Partnership owned 65.43% of Aspect Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$6,515,051	2.84%	$6,845,415	$1,442,322	$4,009,357
Energy	1,030,450	0.45%	1,462,150	227,012	600,308
Grains	425,485	0.19%	621,635	178,578	375,019
Interest Rates U.S.	1,631,300	0.71%	1,793,250	353,750	1,342,633
Interest Rates Non-U.S.	6,565,535	2.86%	7,251,434	3,124,428	6,120,581
Livestock	40,750	0.02%	84,405	12,550	44,370
Metals:
– Exchange Traded Contracts	352,250	0.15%	1,020,250	352,250	684,500
– OTC Contracts	1,145,094	0.50%	3,084,837	1,145,094	2,142,578
Softs	1,009,708	0.44%	1,265,792	950,198	1,066,595
Indices	5,892,497	2.56%	7,736,923	3,145,113	6,238,276
Total	$24,608,120	10.72%
*	Average of month-end Values at Risk

As of June 30, 2007, CFM Master’s total capitalization was $189,276,199. The Partnership owned 90.90% of CFM Master.

June 30, 2007

(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$2,121,698	1.12%	$7,350,840	$803,626	$2,164,929
Energy	2,164,575	1.14%	2,164,575	262,120	1,232,431
Grains	59,762	0.03%	81,350	3,407	40,946
Interest Rates U.S.	778,900	0.41%	2,098,750	57,167	2,034,241
Interest Rates Non-U.S.	2,348,232	1.24%	4,005,552	731,964	2,210,933
Metals:
– Exchange Traded Contracts	67,060	0.04%	164,560	1,740	43,813
Softs	112,328	0.06%	256,252	43,755	116,710
Indices	2,381,842	1.26%	4,409,252	798,759	2,678,602
Total	$10,034,397	5.30%
*	Average of month-end Values at Risk

As of June 30, 2007, Winton Master’s total capitalization was $386,130,426. The Partnership owned 30.71% of Winton Master.

June 30, 2007

(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$3,908,381	1.01%	$4,966,647	$3,372,271	$4,151,347
Energy	1,263,912	0.33%	1,520,262	766,962	1,253,446
Grains	1,598,280	0.41%	1,761,864	1,269,309	1,495,152
Interest Rates U.S.	7,743,898	2.01%	3,214,600	178,160	1,577,895
Interest Rates Non-U.S.	1,279,300	0.33%	9,740,034	5,561,866	7,876,534
Livestock	92,065	0.02%	95,785	16,176	74,861
Lumber	1,100	0.00%**	2,200	1,100	1,100
Metals:
– Exchange Traded Contracts	577,230	0.15%	1,046,820	577,230	764,360
– OTC Contracts	1,797,497	0.47%	2,373,605	1,387,850	1,955,157
Softs	1,068,674	0.28%	1,110,995	739,983	948,868
Indices	8,891,528	2.30%	11,623,923	6,709,777	9,466,436
Total	$28,221,865	7.31%
*	Average of month-end Values at Risk
**	Due to rounding

As of June 30, 2007, AAA Master’s total capitalization was $1,035,681,807. The Partnership owned 8.79% of AAA Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,555,966	7.59%	$85,311,921	$65,718,285	$73,529,778
Energy Swaps	4,720,046	0.46%	4,720,046	4,720,046	4,720,046
Grains	460,875	0.04%	800,333	211,209	444,899
Total	$83,736,887	8.09%
*	Average of month-end Values at Risk

As of June 30, 2007, Graham Master’s total capitalization was $224,286,881. The Partnership owned 40.82% of Graham Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$22,052,214	9.83%	$36,315,056	$19,944,640	$29,852,618
Energy	337,400	0.15%	871,000	248,000	548,033
Grains	281,987	0.13%	320,700	4,000	101,729
Interest Rates U.S.	2,393,000	1.07%	3,124,000	38,467	1,711,917
Interest Rates Non-U.S.	2,492,256	1.11%	7,772,547	2,492,256	5,841,706
Livestock	6,750	0.00%**	6,750	3,000	4,875
Metals:
– Exchange Traded Contracts	10,000	0.01%	144,000	4,000	45,333
– OTC Contracts	7,146	0.00%**	598,409	3,586	117,810
Softs	147,019	0.07%	256,809	103,845	184,967
Indices	4,762,306	2.12%	10,593,315	633,683	7,545,680
Total	$32,490,078	14.49%
*	Average of month-end Values at Risk
**	Due to Rounding

As of June 30, 2007, Avant Master’s total capitalization was $64,395,808. The Partnership owned 59.14% of Avant Master.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,472,599	2.29%	$2,604,716	$960,323	1,460,844
Totals	$1,472,599	2.29%
*	Average of month-end Values at Risk

Item 4.    Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

For the account of the Partnership, the amount of Redeemable Units sold as of June 30, 2007 is 1,481,879.2302 and the aggregate offering price of the amount sold as of June 30, 2007 is $1,401,080,000.

From the effective date of the first Registration Statement to June 30, 2007, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to June 30, 2007 the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,401,080,000.

Proceeds from the sale of additional Redeemable Units will be deposited in the Partnership’s commodity trading accounts at CGM and are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	25,292.1797	$908.41	N/A	N/A
May 1, 2007 – May 31, 2007	30,852.1230	$940.91	N/A	N/A
June 1, 2007 – June 30, 2007	12,875.9983	$977.12	N/A	N/A
	69,020.3010	$942.15
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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007