Form 10-Q
period 2007-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2007-11-14
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 828,194.9818 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Partnerships, at fair value	$816,543,006	$829,912,762
Equity in commodity futures trading account:
Cash (restricted $5,422,232 and $16,544,858 in 2007 and 2006, respectively)	21,697,027	91,872,584
Net unrealized appreciation on open futures positions	3,594,724	2,914,545
Unrealized appreciation on open forward contracts	649,012	882,882
	842,483,769	925,582,773
Interest receivable	64,879	317,175
	$842,548,648	$925,899,948
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$476,001	$292,794
Accrued expenses:
Brokerage commissions	3,859,500	4,242,366
Management fees	1,339,917	1,475,569
Incentive fees	587,205	161,905
Other	41,967	102,740
Redemptions payable	29,812,515	24,556,557
	36,117,105	30,831,931
Partners’ Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2007 and 2006	8,375,047	8,234,691
Limited Partners, 838,519.8107 and 947,684.8623 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	798,056,496	886,833,326
	806,431,543	895,068,017
	$842,548,648	$925,899,948

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$613,656	0.08%
Grains	2,254,258	0.28
Indices	407,148	0.05
Interest Rates U.S.	(12,187)	(0.00)*
Interest Rates Non-U.S.	(185,305)	(0.02)
Metals	761,110	0.09
Softs	25,077	0.00 *
Total futures contracts purchased	3,863,757	0.48
Futures Contracts Sold
Energy	3,070	0.00 *
Indices	(183,778)	(0.02)
Interest Rates Non-U.S.	(50,543)	(0.01)
Softs	(37,782)	(0.00)*
Total futures contracts sold	(269,033)	(0.03)
Unrealized Appreciation on open Forward Contracts
Currencies	649,012	0.08
Total unrealized appreciation on forward contracts	649,012	0.08
Unrealized Depreciation on open Forward Contracts
Currencies	(476,001)	(0.06)
Total unrealized depreciation on forward contracts	(476,001)	(0.06)
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,549,564	10.98
CMF Willowbridge Argo Master Fund L.P.	75,238,410	9.33
CMF Aspect Master Fund L.P.	137,511,008	17.05
CMF Capital Fund Management Master Fund L.P.	176,075,782	21.83
CMF Winton Master L.P.	122,534,160	15.20
SB AAA Master Fund LLC	92,176,256	11.43
CMF Graham Capital Master Fund L.P.	89,147,992	11.05
CMF Avant Master Fund L.P.	35,309,834	4.38
Total investment in Partnerships	816,543,006	101.25

Total fair value	$820,310,741	101.72%
*	Due to rounding.

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

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized losses on closed positions	$(914,511)	$(10,763,858)	$(6,568,121)	$(3,697,500)
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(5,568,447)	(19,238,547)	68,411,736	51,535,573
	(6,482,958)	(30,002,405)	61,843,615	47,838,073
Interest income	256,183	972,059	1,618,618	4,431,914
	(6,226,775)	(29,030,346)	63,462,233	52,269,987
Expenses:
Brokerage commissions including clearing fees of $18,940, $50,969, $163,214 and $248,966, respectively	11,519,719	12,915,902	35,646,121	39,524,808
Management fees	3,987,695	4,445,722	12,302,630	13,541,259
Incentive fees	587,205	—	1,988,720	6,585,533
Other	365,397	274,583	789,617	697,306
	16,460,016	17,636,207	50,727,088	60,348,906
Net income (loss)	(22,686,791)	(46,666,553)	12,735,145	(8,078,919)
Additions – Limited Partners	24,324,000	63,695,000	76,154,000	206,435,000
Redemptions – Limited Partners	(53,003,977)	(39,143,221)	(177,525,619)	(136,531,164)
Net increase (decrease) in Partners’ Capital	(51,366,768)	(22,114,774)	(88,636,474)	61,824,917
Partners’ Capital, beginning of period	857,798,311	941,075,987	895,068,017	857,136,296
Partners’ Capital, end of period	$806,431,543	$918,961,213	$806,431,543	$918,961,213
Net Asset Value per Redeemable Unit (847,319.5319 and 994,913.5616 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$951.74	$923.66	$951.74	$923.66
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(25.38)	$(46.74)	$15.95	$(7.30)

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(22,686,791)	$(46,666,553)	$12,735,145	$(8,078,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,160,573	(7,924,287)	11,122,626	534,552
Purchase of investment in Partnerships	—	(60,901,200)	(50,877,460)	(306,993,833)
Proceeds from sale of investment in Partnerships	16,754,371	48,975,893	132,395,738	185,476,780
Net unrealized (appreciation) depreciation on investment in Partnerships	6,920,073	29,987,821	(68,148,522)	(43,717,257)
(Increase) decrease in net unrealized appreciation on open futures positions	(1,177,611)	(8,013,342)	(680,179)	(8,013,342)
(Increase) decrease in unrealized appreciation on open forward contracts	(186,982)	(750,882)	233,870	3,892,769
(Increase) decrease in interest receivable	38,565	20,121	252,296	182,035
Increase (decrease) in net unrealized depreciation on open futures positions	—	(1,202,931)	—	(1,263,893)
Increase (decrease) in net unrealized depreciation on open forward contracts	12,969	(782,118)	183,207	(2,433,847)
Accrued expenses:
Increase (decrease) in brokerage commissions	(162,371)	(83,712)	(382,866)	204,031
Increase (decrease) in management fees	(52,900)	(26,978)	(135,652)	73,520
Increase (decrease) in incentive fees	(814,310)	(1,301,256)	425,300	(3,507,443)
Increase (decrease) in due to CGM	—	—	—	(94,719)
Increase (decrease) in other	(261,487)	(95,738)	(60,773)	173,686
Net cash provided by (used in) operating activities	544,099	(48,765,162)	37,062,730	(183,565,880)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	24,324,000	63,695,000	76,154,000	206,435,000
Payments for redemptions – Limited Partners	(35,772,857)	(33,785,268)	(172,269,661)	(133,890,096)
Net cash provided by (used in) financing activities	(11,448,857)	29,909,732	(96,115,661)	72,544,904
Net change in unrestricted cash	(10,904,758)	(18,855,430)	(59,052,931)	(111,020,976)
Unrestricted cash, at beginning of period	27,179,553	93,181,070	75,327,726	185,346,616
Unrestricted cash, at end of period	$16,274,795	$74,325,640	$16,274,795	$74,325,640

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

As of September 30, 2007, all trading decisions are made for the Partnership by Drury Capital, Inc., (‘‘Drury’’), Graham Capital Management L.P., (‘‘Graham’’), John W. Henry & Company, Inc., (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’), (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements and notes included in the Partnership’s annual report on Form 10-K with the Securities and Exchange Commission for the period ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$(20.06)	$(43.01)	$30.72	$9.44
Interest income	0.28	0.97	1.72	4.54
Expenses **	(5.60)	(4.70)	(16.49)	(21.28)
Increase (decrease) for the period	(25.38)	(46.74)	15.95	(7.30)
Net Asset Value per Redeemable Unit, beginning of period	977.12	970.40	935.79	930.96
Net Asset Value per Redeemable Unit, end of period	$951.74	$923.66	$951.74	$923.66
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees ****	(7.5)%	(7.2)%	(7.5)%	(7.2)%
Operating expenses	7.6%	7.6%	7.8%	7.9%
Incentive fees	0.1%	—%	0.2%	0.7%
Total expenses	7.7%	7.6%	8.0%	8.6%
Total return:
Total return before incentive fees	(2.5)%	(4.8)%	2.0%	(0.1)%
Incentive fees	(0.1)%	—%	(0.3)%	(0.7)%
Total return after incentive fees	(2.6)%	(4.8)%	1.7%	(0.8)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities resulting from its investment in other Partnerships are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine months ended September 30, 2007 and the year ended

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

December 31, 2006 based on a monthly calculation, were $2,269,820 and $6,701,538, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006 were $3,767,735 and $3,504,633, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash of $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
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

At September 30, 2007, the Partnership owned 92.94% of Drury Master, 45.85% of Willowbridge Master, 65.14% of Aspect Master, 90.07% of CFM Master, 28.34% of Winton Master, 9.00% of AAA

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Master, 40.09% of Graham Master and 55.72% of Avant Master. At December 31, 2006, the Partnership owned 94.18% of Drury Master, 50.25% of Willowbridge Master, 67.95% of Aspect Master, 94.49% of CFM Master, 42.00% of Winton Master, 8.64% of AAA Master, 42.09% of Graham Master and 52.42% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2007
	Total Assets	Total Liabilities	Total Capital
Drury Master	$103,734,867	$8,701,023	$95,033,844
Willowbridge Master	164,174,499	473,870	163,700,629
Aspect Master	220,281,649	9,700,129	210,581,520
CFM Master	195,519,637	525,295	194,994,342
Winton Master	432,930,136	1,622,858	431,307,278
AAA Master	1,270,901,755	249,173,203	1,021,728,552
Graham Master	228,734,481	6,921,856	221,812,625
Avant Master	69,168,838	5,978,095	63,190,743
Total	$2,685,445,862	$283,096,329	$2,402,349,533

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Drury Master	$124,236,562	$16,046,704	$108,189,858
Willowbridge Master	184,225,476	657,346	183,568,130
Aspect Master	214,046,989	2,288,076	211,758,913
CFM Master	184,724,044	617,377	184,106,667
Winton Master	276,590,109	3,706,951	272,883,158
AAA Master	1,140,709,291	147,349,392	993,359,899
Graham Master	229,982,015	3,308,499	226,673,516
Avant Master	38,969,220	1,952,260	37,016,960
Total	$2,393,483,706	$175,926,605	$2,217,557,101

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2007		For the three months ended September 30, 2007
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	10.98%	$88,549,564	$(6,786,465)	$37,222	$9,111	$(6,832,798)	Commodity Portfolio	Monthly
Willowbridge Master	9.33%	75,238,410	(2,991,802)	38,145	3,410	(3,033,357)	Commodity Portfolio	Monthly
Aspect Master	17.05%	137,511,008	(9,496,014)	74,885	4,445	(9,575,344)	Commodity Portfolio	Monthly
CFM Master	21.83%	176,075,782	7,341,005	582,497	10,113	6,748,395	Commodity Portfolio	Monthly
Winton Master	15.20%	122,534,160	6,249,799	55,127	3,472	6,191,200	Commodity Markets	Monthly
AAA Master	11.43%	92,176,256	2,789,390	74,326	15,539	2,699,525	Energy Markets	Monthly
Graham Master	11.05%	89,147,992	(869,026)	90,494	3,918	(963,438)	Commodity Portfolio	Monthly
Avant Master	4.38%	35,309,834	(2,095,916)	53,097	5,243	(2,154,256)	Energy Markets	Monthly
Total		$816,543,006	$(5,859,029)	$1,005,793	$55,251	$(6,920,073)

	September 30, 2007		For the nine months ended September 30, 2007
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	10.98%	$88,549,564	$9,529,290	$167,109	$27,442	$9,334,739	Commodity Portfolio	Monthly
Willowbridge Master	9.33%	75,238,410	1,832,511	164,943	12,060	1,655,508	Commodity Portfolio	Monthly
Aspect Master	17.05%	137,511,008	6,995,909	226,037	15,004	6,754,868	Commodity Portfolio	Monthly
CFM Master	21.83%	176,075,782	18,198,568	1,792,084	32,073	16,374,411	Commodity Portfolio	Monthly
Winton Master	15.20%	122,534,160	14,839,395	222,287	10,947	14,606,161	Commodity Portfolio	Monthly
AAA Master	11.43%	92,176,256	11,357,060	214,950	33,667	11,108,443	Energy Markets	Monthly
Graham Master	11.05%	89,147,992	11,171,211	268,893	12,335	10,889,983	Commodity Portfolio	Monthly
Avant Master	4.38%	35,309,834	(2,451,328)	107,647	16,616	(2,575,591)	Energy Markets	Monthly
Total		$816,543,006	$71,472,616	$3,163,950	$160,144	$68,148,522

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

	December 31, 2006		For the three months ended September 30, 2006
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted

Drury Master	11.42%	$102,228,507	$(6,416,841)	$66,585	$5,755	$(6,489,181)	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	(2,866,558)	83,294	4,582	(2,954,434)	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	(6,382,661)	78,816	3,988	(6,465,465)	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	(4,454,318)	546,146	—	(5,000,464)	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	3,722,663	78,456	653	3,643,554	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	(7,592,281)	64,524	8,949	(7,665,754)	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	(2,468,624)	67,646	6,224	(2,542,494)	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	(2,456,082)	51,286	6,215	(2,513,583)	Energy Markets	Monthly
Total		$829,912,762	$(28,914,702)	$1,036,753	$36,366	$(29,987,821)

	December 31, 2006		For the nine months ended September 30, 2006
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Redemptions
				Commissions	Other		Objective	Permitted
Drury Master	11.42%	$102,228,507	$(5,851,747)	$284,028	$31,910	$(6,167,685)	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	5,421,362	274,353	14,124	5,132,885	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	5,760,680	253,682	24,545	5,482,453	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	20,897,079	2,333,111	43,354	18,520,614	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	10,940,266	325,861	1,382	10,613,023	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	16,748,209	235,742	26,339	16,486,128	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	(3,729,769)	99,562	7,248	(3,836,579)	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	(2,456,082)	51,285	6,215	(2,513,582)	Energy Markets	Monthly
Total		$829,912,762	$47,729,998	$3,857,624	$155,117	$43,717,257

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership and Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s only assets are (i) its investment in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred during the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 9.9% from $895,068,017 to $806,431,543. This decrease was attributable to the redemption of 191,215.8953 Redeemable Units of Limited Partnership Interest resulting in an outflow of $177,525,619, which was partially offset by a net income from operations of $12,735,145 and additional sales of 82,050.8437 Redeemable Units of Limited Partnership Interest totaling $76,154,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Realized gains (losses) on withdrawals from other Partnerships are recognized on a cost recovery basis. The investments in other partnerships are recorded at fair value, based upon the Partnership’s proportionate interest held.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the third quarter of 2007, the Partnership Net Asset Value per Redeemable Unit decreased 2.6% from $977.12 to $951.74 as compared to a decrease of 4.8% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and change in net unrealized losses on open positions and investment in Partnerships) before brokerage commissions and related fees during the third quarter of 2007 of $6,482,958. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates and lumber. The Partnership experienced a net trading loss before brokerage commissions and related fees during the third quarter of 2006 of $30,002,405. Losses were primarily attributable to the trading of commodity contracts in energy, metals, currencies, grains, livestock, indices and non-U.S. interest rates and were partially offset by gains in U.S. interest rates, softs and lumber.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets.

The associated revaluation of risk resulted in a flight-to-quality driven rally in prices of sovereign debt instruments against the short positions held by the Partnership at the time, causing losses. The U.S. dollar also became less attractive in the midst of these events, and its resultant weakening, primarily versus low-yielding currencies such as the Japanese Yen and Swiss Franc, amplified the quarterly loss. In soft commodities, losses were realized in coffee and cocoa as prices unexpectedly fell in August as exports from growers in Africa and Indonesia exceeded expectations.

Profits generated in commodity sectors tempered the result for the quarter. In agricultural market trading, gains were earned in wheat and the soybean complex as prices rallied significantly on reductions in supply expectations. Profits were also contributed by oil prices rising in response to declining inventory, robust demand and a weaker dollar.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit increased 1.7% from $935.79 to $951.74 as compared to a decrease of 0.8% during the nine months ended September 30, 2006. The Partnership experienced a net trading gain (comprised of realized losses on closed positions and changed in unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees during the nine months ended September 30, 2007 of $61,843,615. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, indices and lumber and were partially offset by losses in U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $47,838,073. Gains were primarily attributable to the trading of commodity futures in energy, metals, indices, U.S. and non-U.S. interest rates and were partially offset by losses in softs, currencies, grains, livestock and lumber.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased $715,876 and $2,813,296, respectively, as compared to the corresponding periods in 2006. The decrease is due to the increase in Partnership redemptions for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the other Partnerships.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2007 decreased $1,396,183 and $3,878,687, respectively, as compared to the corresponding periods in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased $458,027 and $1,238,629, respectively, as compared to the corresponding periods in 2006. The decrease is due to a decrease in average net assets in 2007 as compared to 2006.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $587,205 and $1,988,720, respectively. Trading performance of the three and nine months ended September 30, 2006 resulted in incentive fees of $0 and $6,585,533, respectively.

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

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2007 and the highest, lowest and average values, during the three months ended September 30, 2007. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, the Partnership’s total capitalization was $806,431,543.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$876,555	0.11%	$1,027,350	$423,630	$744,363
Energy	1,010,700	0.12%	1,542,900	108,000	905,283
Grains	546,000	0.07%	691,240	261,000	409,850
Interest Rates U.S.	321,300	0.04%	520,900	40,700	268,400
Interest Rates Non-U.S.	539,783	0.07%	1,246,842	179,276	449,784
Metals:
– Exchange Traded Contracts	447,000	0.06%	832,000	67,500	346,000
Softs	409,350	0.05%	493,300	178,500	333,787
Indices	570,605	0.07%	848,906	297,044	523,484
Total	$4,721,293	0.59%
*	Average of month-end Values at Risk

As of September 30, 2007, Drury Master’s total capitalization was $95,033,844. The Partnership owned 92.94% of Drury Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,677,753	1.76%	$2,148,595	$471,149	$1,483,042
Energy	395,700	0.42%	432,300	377,400	407,900
Grains	1,174,835	1.24%	1,241,175	931,782	1,189,820
Interest Rates U.S.	324,450	0.34%	1,175,750	45,600	573,767
Interest Rates Non-U.S.	400,427	0.42%	2,217,911	398,030	465,415
Metals:
– Exchange Traded Contracts	826,000	0.87%	826,000	105,750	531,583
– OTC Contracts	2,147,612	2.26%	2,288,899	1,010,310	1,774,975
Softs	1,383,022	1.46%	1,489,859	1,007,308	1,350,240
Indices	382,206	0.40%	1,681,782	273,935	666,515
Total	$8,712,005	9.17%
*	Average of month-end Values at Risk

As of September 30, 2007, Willowbridge Master’s total capitalization was $163,700,629. The Partnership owned 45.85% of Willowbridge Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,925,000	1.18%	$3,242,055	$1,350	$1,240,600
Energy	7,745,200	4.73%	7,745,200	1,337,000	4,085,233
Grains	2,136,750	1.31%	2,136,750	429,750	1,083,550
Interest Rates U.S.	1,424,500	0.87%	2,622,000	418,000	1,226,100
Interest Rates Non-U.S.	872,429	0.53%	6,201,928	430,111	1,156,955
Metals:
– Exchange Traded Contracts	3,946,250	2.41%	3,946,250	760,000	2,299,083
Softs	885,500	0.54%	1,309,450	171,900	418,967
Total	$18,935,629	11.57%
*	Average of month-end Values at Risk

As of September 30, 2007, Aspect Master’s total capitalization was $210,581,520. The Partnership owned 65.14% of Aspect Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$6,319,722	3.00%	$7,807,513	$2,985,338	$5,022,316
Energy	4,651,900	2.21%	5,901,500	1,117,080	2,655,183
Grains	1,399,814	0.66%	1,637,713	454,579	871,356
Interest Rates U.S.	1,018,850	0.48%	1,635,650	33,416	624,789
Interest Rates Non-U.S.	2,717,128	1.29%	6,679,192	845,315	2,216,829
Livestock	61,850	0.03%	126,270	26,267	61,720
Metals:
– Exchange Traded Contracts	927,750	0.44%	1,085,833	28,500	538,167
– OTC Contracts	2,394,774	1.14%	3,063,488	300,901	1,439,265
Softs	1,327,634	0.63%	1,908,189	612,225	966,721
Indices	3,252,767	1.55%	6,398,006	336,713	2,193,541
Total	$24,072,189	11.43%
*	Average of month-end Values at Risk

As of September 30, 2007, CFM Master’s total capitalization was $194,994,342. The Partnership owned 90.07% of CFM Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,756,940	0.90%	$3,428,417	$306,509	$1,522,214
Energy	1,188,614	0.61%	2,293,025	220,441	1,103,958
Grains	114,320	0.06%	165,855	41,860	121,857
Interest Rates U.S.	600,678	0.31%	2,072,650	102,956	721,709
Interest Rates Non -U.S.	928,999	0.48%	4,832,328	418,922	1,081,721
Metals:
– Exchange Traded Contracts	128,000	0.06%	220,687	17,000	128,139
Softs	418,945	0.21%	436,479	124,076	353,650
Indices	2,184,128	1.12%	6,787,786	628,164	2,120,870
Total	$7,320,624	3.75%
*	Average of month-end Values at Risk

As of September 30, 2007, Winton Master’s total capitalization was $431,307,278. The Partnership owned 28.34% of Winton Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$4,792,121	1.11%	$4,897,185	$3,763,173	$4,314,935
Energy	2,526,100	0.59%	3,284,200	1,341,787	2,808,617
Grains	2,575,493	0.60%	2,589,099	1,815,173	2,223,949
Interest Rates U.S.	4,232,200	0.98%	4,369,300	206,541	3,901,500
Interest Rates Non-U.S.	3,826,586	0.89%	8,425,165	3,157,021	4,892,447
Livestock	233,720	0.05%	238,120	43,700	156,327
Lumber	2,200	0.00%**	3,600	1,100	1,833
Metals:
– Exchange Traded Contracts	1,144,167	0.27%	1,148,750	292,583	672,695
– OTC Contracts	1,346,313	0.31%	2,095,361	907,662	1,403,809
Softs	754,079	0.17%	1,110,705	669,524	847,582
Indices	5,751,884	1.33%	9,101,226	1,166,300	4,411,864
Total	$27,184,863	6.30%
*	Average of month-end Values at Risk
**	Due to rounding

As of September 30, 2007, AAA Master’s total capitalization was $1,021,728,552. The Partnership owned 9.00% of AAA Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$78,027,531	7.64%	$103,748,368	$74,587,525	$85,986,334
Energy Swaps	4,720,046	0.46%	4,720,046	4,720,046	4,720,046
Grains	195,096	0.02%	512,535	175,124	266,725
Total	$82,942,673	8.12%
*	Average of month-end Values at Risk

As of September 30, 2007, Graham Master’s total capitalization was $221,812,625. The Partnership owned 40.09% of Graham Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$19,610,569	8.84%	$25,861,289	$5,719,304	$16,176,684
Energy	1,443,050	0.65%	1,443,050	192,150	1,002,937
Grains	60,080	0.03%	326,650	60,080	152,452
Interest Rates U.S.	125,550	0.06%	2,185,300	36,268	178,117
Interest Rates Non-U.S.	215,012	0.10%	2,478,491	215,012	318,525
Metals:
– Exchange Traded Contracts	135,000	0.06%	187,500	4,000	56,333
– OTC Contracts	451,535	0.20%	563,721	11,349	295,998
Softs	186,150	0.08%	217,754	44,739	115,426
Indices	783,037	0.35%	6,773,850	335,292	1,219,199
Total	$23,009,983	10.37%
*	Average of month-end Values at Risk

As of September 30, 2007, Avant Master’s total capitalization was $63,190,743. The Partnership owned 55.72% of Avant Master.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,816,106	4.46%	$6,625,572	$1,431,342	$4,613,696
Totals	$2,816,106	4.46%
*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A, ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

For the account of the Partnership, the amount of Redeemable Units sold as of September 30, 2007 is 1,507,476.7341 and the aggregate offering price of the amount sold as of September 30, 2007 is $1,425,404,000.

From the effective date of the first Registration Statement to September 30, 2007, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to September 30, 2007 the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,425,404,000.

Proceeds from the sale of additional Redeemable Units will be deposited in the Partnership’s commodity trading accounts at CGM and are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	12,353.2371	$951.62	N/A	N/A
August 1, 2007 – August 31, 2007	12,484.4436	$916.01	N/A	N/A
September 1, 2007 – September 30, 2007	31,324.2217	$951.74	N/A	N/A
	56,161.9024	$939.79
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

Item 3.    Defaults Upon Senior Securities.    None.

Item 4.    Submission of Matters to a Vote of Security Holders.    None.

Item 5.    Other Information.    None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007