Form 10-K
period 2007-12-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2008-03-31
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $849,199,927 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2008, 805,220.8849 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-11 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

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

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreased to less than $400 per Redeemable Unit as of the close of any trading day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

On December 1, 2004, the assets allocated to Winton Capital Management Limited (‘‘Winton’’) for trading were invested in the CMF Winton Master L.P. (‘‘Winton Master’’) a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 Redeemable Units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect Capital Limited (‘‘Aspect’’) for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash of $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge Associates Inc. (‘‘Willowbridge’’) for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (‘‘Willowbridge Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury Capital, Inc. (‘‘Drury’’) for trading were invested in the CMF Drury Capital Master Fund L.P. (‘‘Drury Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash of $117,943,205 and a contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Capital Fund Management S.A. (‘‘CFM’’) for trading were invested in the CMF Capital Fund Management Master Fund L.P. (‘‘CFM Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash of $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discuss Program, to invest together in one trading vehicle. The General Partner is also is the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA Capital Management Advisors, Ltd. (‘‘AAA’’) for trading were invested in the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the assets allocated to Graham Capital Management, L.P. (‘‘Graham’’) for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the assets allocated to Avant Capital Management L.P. (‘‘Avant’’) for trading were invested in the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 17,941.7382 units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the futures by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (collectively, the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

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

At December 31, 2007, the Partnership owned 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master, 55.5% of Avant Master. At December 31, 2006, the Partnership owned 94.2% of Drury Master, 50.2% of Willowbridge Master, 68.0% of Aspect Master, 94.5% of CFM Master, 42.0% of Winton Master, 8.6% of AAA Master, 42.1% of Graham Master and 52.4% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreements’’) with Drury, Graham, John W. Henry & Company, Inc. (‘‘JWH’’), Willowbridge, Aspect, CFM, AAA, Winton and Avant (collectively, the ‘‘Advisors’’), each of which is registered commodity as a trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership/Funds.

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

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

(b)    Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in the sale of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006 and 2005 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s Capital as of December 31, 2007 was $819,176,071.

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

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

        As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

        An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

        The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

        Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby),

Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

Research

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar:    On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks:    On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group:    On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.:    On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions:    In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

In the normal course of its business, CGM as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2007 was 23,979.

(c)	Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)	Use of Proceeds. The effective dates of the Securities Act registration statements for which the use of proceeds information is being disclosed are March 27, 2003, December 4, 2003 and October 7, 2004, and the Securities and Exchange Commission file numbers assigned to such registration statements are 333-102038, 333-110076 and 333-117275, respectively. On March 27, 2003, 300,000 Redeemable Units became effective for sale. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were sold at $1,000 per Redeemable Unit. After April 30, 2003, Redeemable Units were sold at Net Asset Value per Redeemable Unit. On December 4, 2003, an additional 700,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit. On October 7, 2004, an additional 1,000,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit.

For the twelve months ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units of limited partnership interest totaling $96,929,000.

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

(f)	Securities Authorized for Issuance Under Equity Compensation Plans. None

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains, interest income, net income and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2007, 2006, 2005 and 2004 and the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004	Period from May 1, 2003 (commencement of trading operations) to December 31, 2003
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $47,369,295, $52,269,366, $49,582,184, $38,203,750 and $6,933,408, respectively	$79,104,243	$24,231,240	$(14,803,794)	$21,133,659	$10,056,819
Interest income	1,726,794	5,441,529	9,793,423	6,258,171	783,265
	$80,831,037	$29,672,769	$(5,010,371)	$27,391,830	$10,840,084
Net income (loss)	$59,503,224	$3,897,198	$(34,013,339)	$7,576,731	$4,144,757
Increase (decrease) in Net Asset Value per Redeemable Unit	$70.82	$4.83	$(43.17)	$6.52	$(15.76)*
Total assets	$842,617,677	$925,899,948	$881,378,897	$838,299,945	$305,912,725

*	The amount shown per Redeemable Unit does not correspond with the net income presented above for the period from May 1, 2003 (commencement of trading operations) to December 31, 2003 because of the timing of additions of Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interest.

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

The programs traded by each Advisor on behalf of the Partnership are: Drury – Diversified Trend-Following Program, Graham – Multi-Trend Program at 125% Leverage (‘‘Multi-Trend’’), JWH – Global Analytics Program, Aspect – Diversified Program, CFM – Discus Program, Winton – Diversified Program, AAA – Energy Program – Futures and Swaps (‘‘Energy’’), Willowbridge – Argo Trading System (‘‘Argo’’) and Avant – Diversified Program. As of December 31, 2007, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Drury 11%, Graham 11%, JWH 2%, Aspect 16%, CFM 19%, Winton 15%, AAA 11%, Willowbridge 11% and Avant 4%.

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

(a)    Liquidity.

The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2007, 245,925.1928 Redeemable Units were redeemed totaling $232,324,170. For the year ended December 31, 2006, 228,418.4517 Redeemable Units were redeemed totaling $215,521,477. For the year ended December 31, 2005, 167,413.6961 Redeemable Units were redeemed totaling $151,285,002.

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

For the year ended December 31, 2006, all of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $666 and $8,238 for the years ended December 31, 2006 and 2005, respectively, which is included in other expenses.

For the year ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units totaling $96,929,000. For the year ended December 31, 2006, there were additional sales of 264,201.9326 Redeemable Units totaling $249,556,000. For the year ended December 31, 2005, there were additional sales of 262,016.6130 Redeemable Units totaling $237,710,000 and General Partner contributions representing 410.4753 Redeemable Unit equivalents totaling $400,000.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 7.6% from $935.79 to $1,006.61. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 0.5% from $930.96 to $935.79. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 4.4% from $974.13 to $930.96.

The Partnership experienced net trading gain of $126,473,538 before commissions and expenses in 2007. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, lumber, U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of metals and softs.

During 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying Advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driving a rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times.

Profits were realized in fixed income trading as turbulence in asset backed credit markets became a catalyst for significant directional moves in yields and strong bias towards price rallies across Treasury curves. Gains were also generated by substantially rising oil prices, which reached all-time contract highs due to robust global demand, ongoing geopolitical concerns and increased speculative participation in the commodity. The Partnership also benefited from persistent trends in the currency sector, notably in the Japanese Yen, New Zealand Dollar and British Pounds.

Trading gains were offset slightly by losses related to trading in metals and soft commodities. Periodic sporadic rallies in the U.S. dollar negatively impacted positions in certain precious metals, which tend to demonstrate inverse price movements. Prices of industrial metals also moved erratically during most of the year, mainly due to fluctuating estimates of Chinese and emerging market economic growth resulting in unfavorable price action for the Advisors. Losses were also experienced in trading soft commodities such as coffee and cocoa. Excess exports from growers in Africa and Indonesia in the month of August resulted in a surprising fall in process driven by increased supply.

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

Currency trading was notably unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisors at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government’s decision to revalue the Chinese yuan. Interest rate trading was mixed with gains in non-U.S. contracts reduced by losses in U.S. interest.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership/Funds are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. Realized gains (losses) on withdrawals from other partnerships are recognized on a cost recovery basis. The value of the Partnership’s investment in the Funds (defined herein) reflects the Partnership’s proportional interest in the Funds.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

(f)    Recent Accounting Pronouncement.

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Introduction

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

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2007 and December 31, 2006, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2007, the Partnership’s total capitalization was $819,176,071.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$120,847	0.01%	$2,579,418	$75,600	$1,108,328
Energy	422,600	0.05%	4,474,400	108,000	1,293,596
Grains	205,000	0.03%	1,752,150	114,400	586,834
Interest Rates U.S.	131,700	0.02%	1,252,600	40,700	368,054
Interest Rates Non-U.S.	152,451	0.02%	3,032,734	128,876	1,054,881
Metals:
— Exchange Traded Contracts	115,500	0.01%	2,318,000	14,000	662,833
Softs	118,890	0.02%	1,852,200	34,515	575,357
Indices	105,408	0.01%	2,199,610	88,979	857,212
Total	$1,372,396	0.17%

*	Annual average of month-end Value at Risk

As of December 31, 2006, the Partnership’s total capitalization was $895,068,017.

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$2,259,251	0.25%	$7,762,556	$442,260	$3,341,423
Energy	3,121,200	0.35%	7,154,900	345,000	3,523,508
Grains	436,050	0.05%	1,919,600	92,781	776,776
Interest Rates U.S.	1,161,000	0.13%	5,039,500	305,015	1,643,203
Interest Rates Non-U.S.	2,281,910	0.25%	9,620,877	787,479	3,219,144
Metals:
— Exchange Traded Contracts	1,327,000	0.15%	4,417,000	472,500	1,847,819
Softs	1,755,210	0.20%	2,539,597	1,014,600	1,670,695
Indices	2,265,724	0.25%	9,431,599	298,709	3,634,504
Total	$14,607,345	1.63%

*	Annual average of month-end Value at Risk

As of December 31, 2007, Drury Master’s total capitalization was $95,799,460. The Partnership owned 92.3% of Drury Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$863,330	0.90%	$3,651,667	$392,985	$1,960,638
Energy	348,500	0.36%	1,488,500	323,200	455,133
Grains	1,736,450	1.81%	1,772,050	729,142	1,181,819
Interest Rates U.S.	794,650	0.83%	1,395,100	45,600	805,563
Interest Rates Non-U.S.	2,915,250	3.04%	3,936,129	398,030	1,897,147
Metals:
— Exchange Traded Contracts	560,000	0.59%	1,035,250	105,750	454,729
— OTC Contracts	1,598,698	1.67%	3,009,817	1,010,310	1,942,949
Softs	1,921,138	2.01%	2,378,667	464,509	1,495,403
Indices	1,096,347	1.14%	2,635,894	273,935	1,400,892
Total	$11,834,363	12.35%

*	Annual average of month-end Value at Risk

As of December 31, 2007, Willowbridge Master’s total capitalization was $213,055,022. The Partnership owned 44.3% of Willowbridge Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$779,880	0.37%	$5,763,380	$1,350	$2,376,229
Energy	2,965,500	1.39%	11,515,000	40,000	4,139,833
Grains	2,552,700	1.20%	3,493,200	308,700	1,442,872
Interest Rates U.S.	1,306,500	0.61%	4,522,500	154,350	1,621,129
Interest Rates Non-U.S.	1,124,496	0.53%	9,500,376	411,959	3,877,807
Livestock	160,800	0.07%	240,000	4,500	93,233
Metals:
— Exchange Traded Contracts	1,859,250	0.87%	5,591,250	760,000	2,412,375
Softs	442,200	0.21%	1,890,300	89,100	602,875
Total	$11,191,326	5.25%

*	Annual average based on month-end Value at Risk

As of December 31, 2007, Aspect Master’s total capitalization was $202,695,220. The Partnership owned 65.3% of Aspect Master.

	December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$4,265,742	2.10%	$7,807,513	$1,442,322	$4,139,705
Energy	3,804,800	1.88%	5,901,500	227,012	2,443,327
Grains	1,401,730	0.69%	1,637,713	178,578	883,921
Interest Rates U.S.	2,253,600	1.11%	2,253,600	33,416	1,123,735
Interest Rates Non-U.S.	6,082,288	3.00%	8,736,905	845,315	4,709,221
Livestock	260,900	0.13%	260,900	12,550	99,286
Metals:
— Exchange Traded Contracts	871,250	0.43%	1,105,250	28,500	647,583
— OTC Contracts	1,391,782	0.69%	3,084,837	180,696	1,572,470
Softs	561,347	0.28%	1,908,189	504,905	926,848
Indices	3,170,334	1.56%	9,388,021	336,713	4,646,908
Total	$24,063,773	11.87%

*	Annual average of month-end Value at Risk

As of December 31, 2007, CFM Master’s total capitalization was $197,675,701. The Partnership owned 88.4% of CFM Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$510,735	0.26%	$7,350,840	$306,509	$1,732,909
Energy	275,117	0.14%	2,293,025	130,865	919,530
Grains	33,910	0.02%	165,855	1,000	66,914
Interest Rates U.S.	548,750	0.28%	2,400,300	57,167	870,913
Interest Rates Non-U.S.	792,367	0.40%	4,832,328	418,922	1,714,641
Metals:
— Exchange Traded Contracts	77,680	0.03%	261,420	1,740	89,912
Softs	230,884	0.12%	953,590	18,174	280,032
Indices	1,522,414	0.77%	9,319,861	364,937	3,155,431
Total	$3,991,857	2.02%

*	Annual average of month-end Value at Risk

As of December 31, 2007, Winton Master’s total capitalization was $457,045,133. The Partnership owned 26.3% of Winton Master.

	December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— Exchange Traded Contracts	$6,225,479	1.36%	$6,540,914	$2,357,912	$4,439,048
Energy	2,814,000	0.62%	3,410,100	572,331	1,918,145
Grains	2,459,480	0.54%	2,616,997	205,952	1,771,681
Interest Rates U.S.	4,142,550	0.91%	6,736,650	178,160	3,087,397
Interest Rates Non-U.S.	3,714,529	0.81%	14,321,882	2,187,980	7,075,549
Livestock	284,700	0.06%	286,850	16,176	137,838
Lumber	1,100	0.00%**	3,600	1,100	1,375
Metals:
— Exchange Traded Contracts	2,052,000	0.45%	2,294,500	292,583	1,005,137
— OTC Contracts	1,133,871	0.25%	4,430,675	907,662	1,658,683
Softs	918,729	0.20%	1,110,995	442,701	848,138
Indices	8,515,231	1.86%	21,980,908	1,166,300	9,732,404
Total	$32,261,669	7.06%

*	Annual average of month-end Value at Risk
**	Due to Rounding

As of December 31, 2007 the AAA Master’s total capitalization was $999,453,536. The Partnership owned 9.2% of AAA Master.

	December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$88,573,625	8.86%	$169,737,673	$65,718,285	$84,130,315
Energy Swaps	1,620,046	0.16%	4,720,046	1,620,046	4,203,379
Grains	194,727	0.02%	800,333	175,124	361,975
Total	$90,388,398	9.04%

*	Average monthly Values at Risk

As of December 31, 2007, Graham Master’s total capitalization was $213,594,387. The Partnership owned 42.5% of Graham Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$19,308,901	9.04%	$36,315,056	$5,719,304	$19,227,674
Energy	375,400	0.18%	2,440,100	177,900	882,005
Grains	314,550	0.15%	459,100	4,000	153,243
Interest Rates U.S.	88,133	0.04%	3,124,000	9,593	724,751
Interest Rates Non-U.S.	705,925	0.33%	7,772,547	152,548	3,065,189
Livestock	16,000	0.01%	18,400	3,000	11,870
Metals:
— Exchange Traded Contracts	93,000	0.04%	190,000	2,000	56,625
— OTC Contracts	515,470	0.24%	1,024,186	3,586	279,440
Softs	99,312	0.05%	487,616	44,739	138,689
Indices	751,648	0.35%	15,267,220	335,292	3,522,397
Total	$22,268,339	10.43%

*	Annual average of month-end Value at Risk

As of December 31, 2007, Avant Master’s total capitalization was $62,671,329. The Partnership owned 55.5% of Avant Master.

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	1,988,995	3.17%	$6,625,572	$279,001	2,156,253
Total	$1,988,995	3.17%

*	Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Funds — give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s/Fund’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2007 by market sector.

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2007 the Partnership’s/Funds’ primary exposures were in the Sydney Futures Exchange (SFE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being ‘‘whipsawed’’ into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2007.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, Euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

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

Item 8.    Financial Statements and Supplementary Data.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-5
Management’s Report on Internal Control over Financial Reporting	F-6
Reports of Independent Registered Public Accounting Firm	F-7 − F-8
Financial Statements:
Statements of Financial Condition at December 31, 2007 and 2006	F-9
Schedules of Investments at December 31, 2007 and 2006	F-10 – F-11
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-12
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-13
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-14
Notes to Financial Statements	F-15 – F-23
Selected Unaudited Quarterly Financial Data.	F-24
Financial Statements of SB AAA Master Fund LLC
Oath or Affirmation	F-25
Report of Independent Registered Public Accounting Firm	F-26
Statements of Financial Condition at December 31, 2007 and 2006	F-27
Schedules of Investments at December 31, 2007 and 2006	F-28 – F-29
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-30
Statements of Changes in Members’ Capital for the years ended December 31, 2007, 2006 and 2005	F-31
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-32
Notes to Financial Statements	F-33 – F-37
Selected Unaudited Quarterly Financial Data	F-38
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-39
Report of Independent Registered Public Accounting Firm	F-40
Statements of Financial Condition at December 31, 2007 and 2006	F-41
Schedules of Investments at December 31, 2007 and 2006	F-42 – F-43

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page Number
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-44
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-45
Statements of Cash Flows for the years ended December 31, 2007, 2006 and for the period from March 1, 2005 (commencement of trading operations) to December 31, 2005	F-46
Notes to Financial Statements	F-47 – F-51
Selected Unaudited Quarterly Financial Data	F-52
Financial Statements of CMF Capital Fund Management Master Fund L.P.
Oath or Affirmation	F-53
Report of Independent Registered Public Accounting Firm	F-54
Statements of Financial Condition at December 31, 2007 and 2006	F-55
Schedules of Investments at December 31, 2007 and 2006	F-56 – F-57
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-58
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-59
Statements of Cash Flows for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-60
Notes to Financial Statements	F-61 – F-64
Selected Unaudited Quarterly Financial Data	F-65
Financial Statements of CMF Drury Capital Master Fund L.P.
Oath or Affirmation	F-66
Report of Independent Registered Public Accounting Firm	F-67
Statements of Financial Condition at December 31, 2007 and 2006	F-68
Schedules of Investments at December 31, 2007 and 2006	F-69 – F-70
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-71

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page Number
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-72
Statements of Cash Flows for the years ended December 31, 2007, 2006 and for the period from August 1, 2005 (commencement of trading operations) to December 31, 2005	F-73
Notes to Financial Statements	F-74 – F-77
Selected Unaudited Quarterly Financial Data	F-78
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-79
Report of Independent Registered Public Accounting Firm	F-80
Statements of Financial Condition at December 31, 2007 and 2006	F-81
Schedules of Investments at December 31, 2007 and 2006	F-82 – F-83
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-84
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-85
Statements of Cash Flows for the years ended December 31, 2007, 2006 and for the period from July 1, 2005 (commencement of trading operations) to December 31, 2005	F-86
Notes to Financial Statements	F-87 – F-91
Selected Unaudited Quarterly Financial Data	F-92
Financial Statements of CMF Winton Master L.P.
Oath or Affirmation	F-93
Report of Independent Registered Public Accounting Firm	F-94
Statements of Financial Condition at December 31, 2007 and 2006	F-95
Schedules of Investments at December 31, 2007 and 2006	F-96 – F-97
Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005	F-98
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	F-99
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-100

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page Number
Notes to Financial Statements	F-101 – F-105
Selected Unaudited Quarterly Financial Data	F-106
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath or Affirmation	F-107
Report of Independent Registered Public Accounting Firm	F-108
Statements of Financial Condition at December 31, 2007 and 2006	F-109
Schedules of Investments at December 31, 2007 and 2006	F-110 − F-111
Statements of Income and Expenses for the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-112
Statements of Changes in Partners’ Capital for the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-113
Statements of Cash Flows for the the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-114
Notes to Financial Statements	F-115 – F-119
Selected Unaudited Quarterly Financial Data	F-120
Financial Statements of CMF Avant Master Fund L.P.
Oath or Affirmation	F-121
Report of Independent Registered Public Accounting Firm	F-122
Statements of Financial Condition at December 31, 2007 and 2006	F-123
Schedules of Investments at December 31, 2007 and 2006	F-124 – F-125
Statements of Income and Expenses for the year ended December 31, 2007 and the period from March 1, 2006 (commencement of trading operations) to December 31, 2006	F-126
Statements of Changes in Partners’ Capital for the year ended December 31, 2007 and the period from March 1, 2006 (commencement of trading operations) to December 31, 2006	F-127
Statements of Cash Flows for the year ended December 31, 2007 and the period from March 1, 2006 (commencement of trading operations) to December 31, 2006	F-128
Notes to Financial Statements	F-129 – F-133
Selected Unaudited Quarterly Financial Data	F-134

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report includes an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Although management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report, management elected to have its internal control over financial reporting audited.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Partnership’s independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Partners
Citigroup Diversified Futures Fund L.P.:

We have audited Citigroup Diversified Futures Fund L.P.’s (the ‘‘Partnership’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citigroup Diversified Futures Fund L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition of the Partnership as of December 31, 2007 and 2006, including the schedules of investments, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 24, 2008 expressed an unqualified opinion on those financial statements.

New York, New York
March 24, 2008

Report of Independent Registered Public Accounting Firm

The Partners
Citigroup Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Citigroup Diversified Futures Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2008 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

New York, New York
March 24, 2008

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Investment in Partnerships, at fair value (Note 5)	$827,981,275	$829,912,762
Equity in commodity futures trading account:
Cash (restricted $1,604,831 and $16,544,858 in 2007 and 2006, respectively) (Note 3c)	12,300,082	91,872,584
Distribution receivable	1,595,260	—
Net unrealized appreciation on open futures positions	542,881	2,914,545
Unrealized appreciation on open forward contracts	173,914	882,882
	842,593,412	925,582,773
Interest receivable (Note 3c)	24,265	317,175
	$842,617,677	$925,899,948
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$291,696	$292,794
Accrued expenses:
Brokerage commissions (Note 3c)	3,860,661	4,242,366
Management fees (Note 3b)	1,341,948	1,475,569
Incentive fees (Note 3b)	1,798,237	161,905
Professional fees	168,005	80,229
Other	136,822	22,511
Redemptions payable (Note 6)	15,844,237	24,556,557
	23,441,606	30,831,931
Partners’ Capital: (Notes 1 and 6)
General Partner, 8,799.7212 Unit equivalents outstanding in 2007 and 2006	8,857,887	8,234,691
Limited Partners, 804,995.3152 and 947,684.8623 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	810,318,184	886,833,326
	819,176,071	895,068,017
	$842,617,677	$925,899,948

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$299,389	0.04%
Grains	214,365	0.02
Interest Rates - U.S.	(16,153)	(0.00	)*
Interest Rates Non-U.S.	(20,943)	(0.00	)*
Metals	6,780	0.00	*
Softs	75,351	0.01
Total futures contracts purchased	558,789	0.07

Futures Contracts Sold
Energy	17,300	0.00	*
Indices	(30,964)	(0.00	)*
Interest Rates Non-U.S.	(2,244)	(0.00	)*
Total futures contracts sold	(15,908)	(0.00)

Unrealized Appreciation on Open Forward Contracts
Currencies	173,914	0.02
Total unrealized appreciation on open forward contracts	173,914	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(291,696)	(0.04)
Total unrealized depreciation on open forward contracts	(291,696)	(0.04)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,383,810	10.79
CMF Willowbridge Argo Master Fund L.P.	94,323,862	11.51
CMF Aspect Master Fund L.P.	132,307,617	16.15
CMF Capital Fund Management Master Fund L.P.	174,638,041	21.32
CMF Winton Master L.P.	120,393,278	14.70
SB AAA Master Fund LLC	92,271,313	11.27
CMF Graham Capital Master Fund L.P.	90,868,168	11.09
CMF Avant Master Fund L.P.	34,795,186	4.25
Total investment in Partnerships	827,981,275	101.08

Total fair value	$828,406,374	101.13%
*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
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

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized losses on closed positions and foreign currencies	$(187,465)	$(2,690,597)	$(49,944,642)
Change in net unrealized gains on open positions and investment in Partnerships	126,661,003	79,191,203	84,723,032
	126,473,538	76,500,606	34,778,390
Interest income (Note 3c)	1,726,794	5,441,529	9,793,423
	128,200,332	81,942,135	44,571,813
Expenses:
Brokerage commissions including clearing fees of $123,618, $300,394 and $2,264,582, respectively (Note 3c)	47,369,295	52,269,366	49,582,184
Management fees (Note 3b)	16,370,092	18,005,784	16,071,249
Incentive fees (Note 3b)	3,786,958	6,747,438	11,795,091
Professional fees	793,243	870,147	952,333
Other	377,520	152,202	184,295
	68,697,108	78,044,937	78,585,152
Net income (loss)	$59,503,224	$3,897,198	$(34,013,339)
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 8)	$70.82	$4.83	$(43.17)

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$796,152,421	$8,172,216	$804,324,637
Net loss	(33,633,311)	(380,028)	(34,013,339)
Sale of 262,016.6130 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 410.4753 Unit equivalents	237,710,000	400,000	238,110,000
Redemption of 167,413.6961 Redeemable Units of Limited Partnership Interest	(151,285,002)	—	(151,285,002)
Partners’ Capital at December 31, 2005	848,944,108	8,192,188	857,136,296
Net income	3,854,695	42,503	3,897,198
Sale of 264,201.9326 Redeemable Units of Limited Partnership Interest	249,556,000	—	249,556,000
Redemption of 228,418.4517 Redeemable Units of Limited Partnership Interest	(215,521,477)	—	(215,521,477)
Partners’ Capital at December 31, 2006	886,833,326	8,234,691	895,068,017
Net income	58,880,028	623,196	59,503,224
Sale of 103,235.6457 Redeemable Units of Limited Partnership Interest	96,929,000	—	96,929,000
Redemption of 245,925.1928 Redeemable Units of Limited Partnership Interest	(232,324,170)	—	(232,324,170)
Partners’ Capital at December 31, 2007	$810,318,184	$8,857,887	$819,176,071

Net Asset Value per Unit:

2005:	$930.96
2006:	$935.79
2007:	$1,006.61

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$59,503,224	$3,897,198	$(34,013,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	14,940,027	6,440,674	96,301,811
Purchase of investment in Partnerships	(65,099,460)	(345,286,422)	(662,675,202)
Proceeds from sale of investments in Partnerships	195,176,224	230,237,605	160,371,426
Net unrealized (appreciation) depreciation on investment in Partnerships	(129,740,537)	(47,104,322)	(108,382,741)
(Increase) decrease in net unrealized appreciation on open futures positions	2,371,664	(2,914,545)	19,416,585
(Increase) decrease in unrealized appreciation on open forward contracts	708,968	3,901,327	27,890,153
(Increase) decrease in interest receivable	292,910	185,742	473,810
Increase (decrease) in net unrealized depreciation on open futures positions	—	(1,263,893)	1,263,893
Increase (decrease) in unrealized depreciation on open forward contracts	(1,098)	(2,853,571)	(15,151,788)
Accrued expenses:
Increase (decrease) in brokerage commissions	(381,705)	145,930	276,567
Increase (decrease) in management fees	(133,621)	48,595	98,055
Increase (decrease) in incentive fees	1,636,332	(3,345,538)	2,914,564
Increase (decrease) in professional fees	87,776	(18,492)	9,833
Increase (decrease) in other	114,311	(16,205)	4,473
Increase (decrease) in due to CGM	—	(94,719)	(213,949)
Net cash provided by (used in) operating activities	79,475,015	(158,040,636)	(511,415,849)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	96,929,000	249,556,000	237,710,000
Proceeds from additions – General Partner	—	—	400,000
Payments for redemptions – Limited Partners	(241,036,490)	(201,534,254)	(150,219,357)
Net cash provided by (used in) financing activities	(144,107,490)	48,021,746	87,890,643
Net change in unrestricted cash	(64,632,475)	(110,018,890)	(423,525,206)
Unrestricted cash, at beginning of year	75,327,726	185,346,616	608,871,822
Unrestricted cash, at end of year	$10,695,251	$75,327,726	$185,346,616
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$(23,314,913)
Distribution receivable	$1,595,260	$—	$—

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

The value of the Partnership’s investment in the Funds (defined herein) reflects the Partnership’s proportional interest in the Funds.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

c.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the ‘‘Management Agreement’’) with Drury Capital, Inc. (‘‘Drury’’), Graham Capital Management L.P. (‘‘Graham’’), John W. Henry & Company, Inc. (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’) (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a brokerage fee equal to 5.5% per year calculated and paid monthly based on 0.46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements were $1,604,831 and $16,544,858, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, were $2,001,553 and $6,701,538, respectively.

5.    Investment in Partnerships:

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

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (‘‘Aspect Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash of $122,786,448 and a contribution of open futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

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

On October 1, 2005, the assets allocated to AAA for trading were invested in the SB AAA Master Fund LLC (‘‘AAA Master’’) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program – Futures and Swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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
December 31, 2007

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

The Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (collectively, the ‘‘Funds’’) trading of futures, forwards, swaps and options contracts, if applicable, on commodities collectively is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through a commodity brokerage account maintained with CGM.

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

At December 31, 2007, the Partnership owned 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. At December 31, 2006, the Partnership owned 94.2% of Drury Master, 50.2% of Willowbridge Master, 68.0% of Aspect Master, 94.5% of CFM Master, 42.0% of Winton Master, 8.6% of AAA Master, 42.1% of Graham Master and 52.4% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Drury Master	$108,054,628	$12,255,168	$95,799,460
Willowbridge Master	213,552,209	497,187	213,055,022
Aspect Master	209,651,889	6,956,669	202,695,220
CFM Master	198,156,942	481,241	197,675,701
Winton Master	464,943,301	7,898,168	457,045,133
AAA Master	1,160,130,922	160,677,386	999,453,536
Graham Master	223,277,892	9,683,505	213,594,387
Avant Master	66,335,555	3,664,226	62,671,329
Total	$2,644,103,338	$202,113,550	$2,441,989,788

	December 31, 2006
	Total Assets	Total Liabilities	Total Capital
Drury Master	$124,236,562	$16,046,704	$108,189,858
Willowbridge Master	184,225,476	657,346	183,568,130
Aspect Master	214,046,989	2,288,076	211,758,913
CFM Master	184,724,044	617,377	184,106,667
Winton Master	276,590,109	3,706,951	272,883,158
AAA Master	1,140,709,291	147,349,392	993,359,899
Graham Master	229,982,015	3,308,499	226,673,516
Avant Master	38,969,220	1,952,260	37,016,960
Total	$2,393,483,706	$175,926,605	$2,217,557,101

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

				Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Commissions	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
For the year ended December 31, 2007
Drury Master	10.79%	$88,383,810	$11,320,231	$214,189	$26,977	$11,079,065	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	22,780,140	205,239	14,028	22,560,873	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	16,544,015	284,084	17,284	16,242,647	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	35,372,624	2,379,038	33,653	32,959,933	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	21,897,123	275,408	11,044	21,610,671	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	13,414,987	283,661	45,275	13,086,051	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	14,930,668	353,899	12,095	14,564,674	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(2,208,049)	139,074	16,254	(2,363,377)	Energy Markets	Monthly
Total		$827,981,275	$134,051,739	$4,134,592	$176,610	$129,740,537
For the year ended December 31, 2006
Drury Master	11.42%	$102,228,507	$(13,375,096)	$373,364	$16,536	$(13,764,996)	Commodity Portfolio	Monthly
Willowbridge Master	10.34%	92,544,156	7,584,707	369,964	18,538	7,196,205	Commodity Portfolio	Monthly
Aspect Master	16.13%	144,348,788	20,731,083	308,324	16,578	20,406,181	Commodity Portfolio	Monthly
CFM Master	19.50%	174,536,164	27,251,796	2,746,713	46,283	24,458,800	Commodity Portfolio	Monthly
Winton Master	12.85%	114,992,020	19,434,284	427,104	9,208	18,997,972	Commodity Portfolio	Monthly
AAA Master	9.62%	86,071,528	21,192,014	298,879	30,351	20,862,784	Energy Markets	Monthly
Graham Master	10.69%	95,725,814	368,835	183,908	14,599	170,328	Commodity Portfolio	Monthly
Avant Master	2.17%	19,465,785	(2,175,771)	75,688	15,294	(2,266,753)	Energy Markets	Monthly
Total		$829,912,762	$81,011,852	$4,783,944	$167,387	$76,060,521

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

7.    Offering and Organization Costs:

Offering and organization costs of $650,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the Statements of Financial Condition. These costs were reimbursed to CGM by the Partnership in 36 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

For the year ended December 31, 2006, all of these costs have been reimbursed to CGM by the Partnership. In addition, the Partnership has recorded interest expense of $666 and $8,238 for the years ended December 31, 2006 and 2005, which is included in other expenses.

8.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$92.85	$25.53	$(22.73)
Interest income	1.85	5.55	10.64
Expenses**	(23.88)	(26.25)	(31.08)
Increase (decrease) for the year	70.82	4.83	(43.17)
Net Asset Value per Redeemable Unit, beginning of year	935.79	930.96	974.13
Net Asset Value per Redeemable Unit, end of year	$1,006.61	$935.79	$930.96
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	—	0.08
Redemption/Subscription Value per Redeemable Unit, end of year***	$1,006.61	$935.79	$931.04
*	Includes brokerage commissions
**	Excludes brokerage commissions
***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription Net Asset Value.

	2007	2006	2005
Ratios to average net assets:
Net investment loss before incentive fees****	(7.5)%	(7.3)%	(6.9)%
Operating expenses	7.8%	7.9%	8.1%
Incentive fees	0.5%	0.7%	1.4%
Total expenses	8.3%	8.6%	9.5%
Total return:
Total return before incentive fees	8.1%	1.3%	(3.1)%
Incentive fees	(0.5)%	(0.8)%	(1.3)%
Total return after incentive fees	7.6%	0.5%	(4.4)%
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2007

9.    Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the a counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

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

10.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for the Partnership of the years December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$53,014,925	$(17,746,494)	$98,682,862	$(53,120,256)
Net income (loss)	$46,768,079	$(22,686,791)	$92,940,878	$(57,518,942)
Increase (decrease) in Net Asset Value per Unit	$54.87	$(25.38)	$101.74	$(60.41)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$16,927,590	$(41,946,248)	$22,897,331	$31,794,096
Net income (loss)	$11,976,117	$(46,666,553)	$16,654,297	$21,933,337
Increase (decrease) in Net Asset Value per Unit	$12.13	$(46.74)	$16.74	$22.70

To the Members of
SB AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member, SB AAA Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Members
SB AAA Master Fund LLC:

We have audited the accompanying statements of financial condition of SB AAA Master Fund LLC (the ‘‘Company’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SB AAA Master Fund LLC as of December 31, 2007 and 2006, and the results of its operations, changes in members’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

SB AAA Master Fund LLC
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,620,046 and $56,785,893, respectively)	$710,357,437	$804,915,355
Net unrealized appreciation on open futures positions	—	61,090,392
Unrealized appreciation on open swaps contracts	92,444,714	76,254,264
Commodity options owned, at fair value (cost $359,627,764 and $232,233,555, respectively)	349,972,959	183,062,505
	1,152,775,110	1,125,322,516
Due from brokers	5,911,586	12,531,328
Interest receivable	1,444,226	2,855,447
	$1,160,130,922	$1,140,709,291

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$42,694,277	$—
Unrealized depreciation on open swap contracts	15,443,679	30,027,854
Commodity options written, at fair value (premium $163,294,959 and $155,302,445, respectively)	91,112,724	101,015,772
Accrued expenses:
Professional fees	94,011	55,659
Due to brokers	5,772,030	13,415,760
Distribution payable	1,438,406	2,834,347
Redemptions payable	4,122,259	—
	160,677,386	147,349,392
Members’ Capital:
Members’ Capital, 184,668.8591 and 207,146.0645 Units outstanding in 2007 and 2006, respectively	999,453,536	993,359,899
	$1,160,130,922	$1,140,709,291

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2007

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$162,833,367	16.29%
Futures Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 - Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)
Total Futures Contracts Sold		(205,527,644)	(20.56)

Options Owned
Energy
NYMEX Crude Oil Mar 08 - Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 - Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27
Total Options Owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)
Total fair value		$293,166,993	29.33%

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Schedule of Investments
December 31, 2006

	Number of Contracts	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy		$(57,211,717)	(5.76)%
Futures Contracts Sold
Energy
IPE Gas Oil Jan 07 - Dec 07	11,340	65,911,521	6.64
Other		52,390,588	5.27
Total futures contracts sold		118,302,109	11.91

Options Owned
Energy
NYMEX Natural Gas Mar 07 - Oct 10	6,366	57,774,894	5.82
Other		125,287,611	12.61
Total options owned		183,062,505	18.43

Options Written
Energy		(101,015,772)	(10.17)

Unrealized Appreciation on Swap Contracts
Energy		76,254,264	7.67

Unrealized Depreciation on Swap Contracts
Energy		(30,027,854)	(3.02)
Total fair value		$189,363,535	19.06%

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions	$139,780,388	$529,546,800	$75,334,314
Change in net unrealized gains (losses) on open positions	(15,598,237)	(305,074,936)	366,489,747
	124,182,151	224,471,864	441,824,061
Interest income	27,854,202	35,497,663	13,332,089
	152,036,353	259,969,527	455,156,150

Expenses:
Brokerage commissions including clearing fees of $2,300,033, $2,167,827 and $1,569,668, respectively	3,197,637	3,594,424	13,333,992
Professional fees	508,210	366,093	107,937
	3,705,847	3,960,517	13,441,929
Net income	$148,330,506	$256,009,010	$441,714,221
Net income per Unit of Member Interest (Notes 1 and 6)	$756.40	$1,088.38	$2,112.50

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2007, 2006 and 2005

Members’ Capital
Members’ Capital at December 31, 2004	$336,495,535
Net income	441,714,221
Sale of 99,379.4923 Units of Member Interest	288,276,627
Redemption of 37,958.4570 Units of Member Interest	(99,220,693)
Distribution of interest income to feeder funds	(13,183,538)
Members’ Capital at December 31, 2005	954,082,152
Net income	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)
Members’ Capital at December 31, 2006	993,359,899
Net income	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)
Members’ Capital at December 31, 2007	$999,453,536

Net Asset Value per Unit:

2005:	$3,866.04
2006:	$4,795.46
2007:	$5,412.14

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$148,330,506	$256,009,010	$441,714,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	55,165,847	(52,655,847)	25,197,229
(Increase) decrease in net unrealized appreciation on open futures positions	61,090,392	199,458,003	(227,521,327)
(Increase) decrease in unrealized appreciation on open swaps contracts	(16,190,450)	117,437,914	(100,085,449)
(Increase) decrease in commodity options owned at fair value	(166,910,454)	41,989,570	(174,034,309)
(Increase) decrease in due from brokers	6,619,742	1,779,638	(11,885,831)
(Increase) decrease in interest receivable	1,411,221	(1,041,715)	(1,353,897)
Increase (decrease) in net unrealized depreciation on open futures positions	42,694,277	—	—
Increase (decrease) in unrealized depreciation on open swap contracts	(14,584,175)	(135,237,471)	75,606,031
Increase (decrease) in commodity options written, at fair value	(9,903,048)	(13,843,276)	62,505,653
Accrued expenses:
Increase (decrease) in brokerage commissions	—	(3,198,816)	1,536,225
Increase (decrease) in professional fees	38,352	(87,609)	141,268
Increase (decrease) in due to brokers	(7,643,730)	(532,784)	11,194,934
Increase (decrease) in due to CGM	—	—	(22,978)
Net cash provided by (used in) operating activities	100,118,480	410,076,617	102,991,770
Cash flows from financing activities:
Proceeds from additions	140,284,151	249,113,429	288,276,627
Payments for redemptions	(250,766,323)	(430,561,037)	(99,220,693)
Distribution of interest income to feeder funds	(29,028,379)	(34,248,261)	(11,838,172)
Net cash used in financing activities	(139,510,551)	(215,695,869)	177,217,762
Net change in unrestricted cash	(39,392,071)	194,380,748	280,209,532
Unrestricted cash, at beginning of year	748,129,462	553,748,714	273,539,182
Unrestricted cash, at end of year	$708,737,391	$748,129,462	$553,748,714
Non cash in financing activities:
Redemption	$4,122,259	$—	$—

See accompanying notes to financial statements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (‘‘AAA’’) allocated substantially all of its capital and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Salomon Smith Barney AAA Energy Fund L.P. II (‘‘AAA II’’) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (‘‘Pinnacle’’) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (‘‘Citi Div’’) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (‘‘Private Investor’’) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (‘‘Legion LLC’’) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (‘‘Legion LTD’’) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Advisors’’) allocated all portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Citigroup Global Futures LTD. (‘‘Global Futures’’) allocated all of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the ‘‘Advisor’’) using the Energy Program—Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Global Futures, Legion LTD and Orion (each a ‘‘Member’’, collectively the ‘‘Funds’’) owned 24.2% 45.6%, 9.2%, 1.7%, 1.1%, 0.9%, 0.8% and 16.5% investments in the Master at December 31, 2007, respectively. AAA, AAA II, Citi Div, CMF Institutional, Energy Advisors, Legion LLC, Legion LTD and Orion owned 26.1%, 51.1%, 8.6%, 1.1%, 0.4%, 0.4%, 0.7%, and 11.6% investments in the Master at December 31, 2006, respectively.

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

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	The Master may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

c.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

d.	Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

e.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

f.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $1,620,046 and $56,785,893, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2007 and 2006 based on a monthly calculation, were $276,061,299 and $206,505,875, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2007 and 2006 were $293,166,993 and $189,363,535, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem their Units at their Net Asset Value of Member Interest as of the end of any day. The Managing Member, at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged to members in connection with redemptions.

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$618.16	$930.06	$2,051.93
Interest income	140.84	159.95	62.49
Expenses**	(2.60)	(1.63)	(1.92)
Increase for year	756.40	1,088.38	2,112.50
Distribution of interest income to feeder funds	(139.72)	(158.96)	(61.78)
Net Asset Value per Unit of Member Interest, beginning of year	4,795.46	3,866.04	1,815.32
Net Asset Value per Unit of Member Interest, end of year	$5,412.14	$4,795.46	$3,866.04
*	Includes brokerage commissions
**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	2.4%	3.0%	(0.0	)%****
Operating expenses	0.4%	0.4%	2.3%
Total return	15.8%	28.2%	116.4%
***	Interest income less total expenses
****	Due to rounding

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in

SB AAA Master Fund LLC
Notes to Financial Statements
December 31, 2007

the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM. As of December 31, 2007, the counterparties to the Master’s swap contracts were Citibank, N.A., which is affiliated with the Master, Morgan Stanley Capital Group Inc., J. Aron & Company and BP Corporation North America, Inc.

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for AAA Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$21,874,494	$30,964,379	$92,827,279	$3,172,564
Net income	$21,747,533	$30,790,629	$92,723,530	$3,068,814
Increase (decrease) in Net Asset Value per Unit	$117.32	$156.94	$462.46	$19.68

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$50,898,983	$(91,262,496)	$62,675,220	$234,063,396
Net income (loss)	$50,852,394	$(91,369,000)	$62,568,720	$233,956,896
Increase (decrease) in Net Asset Value per Unit	$243.68	$(418.63)	$275.47	$987.86

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Aspect Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Aspect Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Aspect Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period March 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $26,790,029 and $27,065,132 in 2007 and 2006, respectively) (Note 3c)	$199,138,983	$201,780,901
Net unrealized appreciation on open futures contracts	7,548,017	6,633,766
Unrealized appreciation on open forward contracts	2,552,933	4,960,606
	209,239,933	213,375,273
Interest receivable	411,956	671,716
	$209,651,889	$214,046,989

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,353,916	$1,596,757
Accrued expenses:
Professional fees	21,488	19,603
Distribution payable (Note 5)	411,956	671,716
Redemption payable (Note 5)	4,169,309	—
	6,956,669	2,288,076

Partners’ Capital:
Limited Partners’ Capital, 145,379.0375 and 165,387.2490 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	202,695,220	211,758,913
	$209,651,889	$214,046,989

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$1,962,673	0.97%
Grains	1,862,650	0.92
Interest Rates U.S.	1,202,975	0.59
Interest Rates Non-U.S.	1,031,546	0.51
Indices	134,363	0.07
Metals	574,260	0.28
Softs	51,114	0.02
Total futures contracts purchased	6,819,581	3.36
Futures Contracts Sold
Energy	(330,950)	(0.16)
Livestock	170,140	0.08
Interest Rates Non-U.S.	676,237	0.33
Indices	245,479	0.12
Metals	(30,150)	(0.01)
Softs	(2,320)	(0.00)*
Total futures contracts sold	728,436	0.36
Unrealized Appreciation on Open Forward Contracts
Currencies	1,490,999	0.74
Metals	1,061,934	0.52
Total unrealized appreciation on open forward contracts	2,552,933	1.26
Unrealized Depreciation on Open Forward Contracts
Currencies	(1,864,872)	(0.92)
Metals	(489,044)	(0.24)
Total unrealized depreciation on open forward contracts	(2,353,916)	(1.16)
Total fair value	$7,747,034	3.82%

* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(42,180)	(0.02)%
Grains	649,053	0.31
Livestock	(5,600)	(0.00)*
Interest Rates U.S.	(8,200)	(0.00)*
Interest Rates Non-U.S.	(181,399)	(0.09)
Indices	1,638,677	0.77
Metals	(171,813)	(0.08)
Softs	21,967	0.01
Total futures contracts purchased	1,900,505	0.90
Futures Contracts Sold
Energy	3,331,560	1.57
Livestock	(16,270)	(0.01)
Interest Rates U.S.	68,185	0.03
Interest Rates Non-U.S.	1,380,531	0.65
Indices	50,029	0.02
Softs	(80,774)	(0.03)
Total futures contracts sold	4,733,261	2.23
Unrealized Appreciation on Open Forward Contracts
Currencies	3,024,560	1.43
Metals	1,936,046	0.91
Total unrealized appreciation on open forward contracts	4,960,606	2.34
Unrealized Depreciation on Open Forward Contracts
Currencies	(206,167)	(0.10)
Metals	(1,390,590)	(0.65)
Total unrealized depreciation on open forward contracts	(1,596,757)	(0.75)
Total fair value	$9,997,615	4.72%
* Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$20,714,242	$17,726,947	$35,592,451
Change in net unrealized gains (losses) on open positions	(2,250,581)	5,369,829	(7,930,877)
	18,463,661	23,096,776	27,661,574
Interest income	7,517,273	7,531,039	4,132,344
	25,980,934	30,627,815	31,793,918
Expenses:
Clearing fees	431,717	453,387	420,212
Professional fees	26,148	24,429	63,208
	457,865	477,816	483,420
Net income	$25,523,069	$30,149,999	$31,310,498
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$160.42	$180.03	$167.36

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2005 representing 190,791.1121 Units	$190,791,112
Net income	31,310,498
Sale of 38,062.5731 Redeemable Units of Limited Partnership Interest	40,018,580
Redemption of 58,712.7861 Redeemable Units of Limited Partnership Interest	(63,160,903)
Distribution of interest income to feeder funds	(4,132,344)
Partners’ Capital at December 31, 2005	194,826,943
Net income	30,149,999
Sale of 24,832.0192 Redeemable Units of Limited Partnership Interest	29,793,461
Redemption of 29,585.6693 Redeemable Units of Limited Partnership Interest	(35,480,451)
Distribution of interest income to feeder funds	(7,531,039)
Partners’ Capital at December 31, 2006	211,758,913
Net income	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)
Partners’ Capital at December 31, 2007	$202,695,220

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2005:	$1,145.09
2006:	$1,280.38
2007:	$1,394.25

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and
for the period March 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$25,523,069	$30,149,999	$31,310,498
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	275,103	(2,065,107)	(25,000,025)
(Increase) decrease in net unrealized appreciation on open futures positions	(914,251)	(2,635,090)	6,179,942
(Increase) decrease in unrealized appreciation on open forward contracts	2,407,673	823,384	5,263,622
(Increase) decrease in interest receivable	259,760	(190,964)	(480,752)
Increase (decrease) in unrealized depreciation on open forward contracts	757,159	(3,558,123)	(3,512,687)
Accrued expenses:
Increase (decrease) in professional fees	1,885	(25,397)	45,000
Net cash provided by operating activities	28,310,398	22,498,702	13,805,598
Cash flows from financing activities:
Proceeds from additions	15,485,588	29,793,461	218,251,029
Payments for redemptions	(38,385,768)	(35,480,451)	(63,160,903)
Distribution of interest income to feeder funds	(7,777,033)	(7,340,075)	(3,651,592)
Net cash provided by (used in) financing activities	(30,677,213)	(13,027,065)	151,438,534
Net change in unrestricted cash	(2,366,815)	9,471,637	165,244,132
Unrestricted cash, at beginning of period	174,715,769	165,244,132	—
Unrestricted cash, at end of period	$172,348,954	$174,715,769	$165,244,132
Non-cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$12,558,663
Increase in redemption payable	$4,169,309	$—	$—

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Aspect Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units of Limited Partnership Interest (‘‘Units’’).

On March 1, 2005 (date Master commenced trading), Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Salomon Smith Barney Global Diversified Futures Fund L.P. (‘‘Global Diversified’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (‘‘Legion’’) purchased 2,450.2307 Units of the Master with cash equal to 3,000,000. On March 1, 2007, Citigroup Global Futures Fund LTD (‘‘Global Futures’’) purchased 2,015.3949 Units of the Master with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 units with a fair value of $4,179,464, which includes interest income of $10,155 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Global Futures (each a ‘‘Feeder,’’ collectively the ‘‘Funds’’) with 6.9%, 16.4%, 7.0%, 65.3%, and 4.4% investments in the Master at December 31, 2007, respectively. CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Legion owned 4.7%, 18.8%, 7.0% and 68.0% and 1.5% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. Effective as of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $26,790,029 and $27,065,132, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $3,344,872 and $8,170,557, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Aspect Master Fund L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and for the period March 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$114.03	$135.44	$145.44
Interest income	46.55	44.74	22.27
Expenses**	(0.16)	(0.15)	(0.35)
Increase for the period	160.42	180.03	167.36
Distribution of interest income to feeder funds	(46.55)	(44.74)	(22.27)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,280.38	1,145.09	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,394.25	$1,280.38	$1,145.09

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.3%	3.5%	1.8	%****
Operating expenses	0.2%	0.2%	0.2	%****
Total return	12.5%	15.7%	16.7%

***	Interest income less total expenses

****	Annualized

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Aspect Master the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$14,896,548	$(14,493,042)	$34,069,186	$(8,923,475)
Net income (loss)	$14,892,989	$(14,499,836)	$34,061,861	$(8,931,945)
Increase (decrease) in Net Asset Value per Unit	$97.45	$(90.31)	$207.47	$(54.19)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$21,917,821	$(9,490,618)	$3,961,519	$13,785,706
Net income (loss)	$21,929,535	$(9,496,474)	$3,948,232	$13,768,706
Increase (decrease) in Net Asset Value per Unit	$131.64	$(56.10)	$22.77	$81.72

To the Limited Partners of
CMF Capital Fund Management Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Capital Fund Management Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Capital Fund Management Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Capital Fund Management Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period August 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Capital Fund Management Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $4,586,317 and $4,473,849 in 2007 and 2006, respectively) (Note 3c)	$197,753,737	$183,003,456
Net unrealized appreciation on open futures contracts	—	1,110,631
	197,753,737	184,114,087
Interest receivable	403,205	609,957
	$198,156,942	$184,724,044

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$56,933	$—
Accrued expenses:
Professional fees	21,103	7,420
Distribution payable (Note 5)	403,205	609,957
	481,241	617,377

Partners’ Capital:
Limited Partners’, 122,315.9400 and 132,884.8677 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	197,675,701	184,106,667
	$198,156,942	$184,724,044

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(137,160)	(0.07)%
Energy	29,914	0.01
Grains	12,275	0.01
Indices	(20,883)	(0.01)
Interest Rates U.S.	220,559	0.11
Interest Rates Non-U.S.	170,753	0.09
Metals	38,569	0.02
Softs	(29,770)	(0.02)
Total futures contracts purchased	284,257	0.14
Futures Contracts Sold
Currencies	118,965	0.06
Energy	(66,148)	(0.03)
Grains	(51,328)	(0.03)
Indices	9,428	0.01
Interest Rates Non-U.S.	3,623	0.00 *
Metals	(21,875)	(0.01)
Softs	(333,855)	(0.17)
Total futures contracts sold	(341,190)	(0.17)
Total fair value	$(56,933)	(0.03)%

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(28,448)	(0.02)%
Interest Rates Non-U.S.	10,343	0.01
Indices	44,128	0.02
Metals	9,283	0.01
Softs	5,181	0.00	*
Total futures contracts purchased	40,487	0.02

Futures Contracts Sold
Currencies	146,950	0.08
Energy	171,570	0.09
Indices	(2,740)	(0.00	)*
Interest Rates U.S.	263,829	0.14
Interest Rates Non-U.S.	490,535	0.27
Total futures contracts sold	1,070,144	0.58
Total fair value	$1,110,631	0.60%
* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007 and 2006
and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$33,859,672	$21,877,823	$39,863,425
Change in net unrealized losses on open positions	(1,167,564)	(126,309)	(393,102)
	32,692,108	21,751,514	39,470,323
Interest income	6,703,338	6,900,164	2,015,736
	39,395,446	28,651,678	41,486,059
Expenses:
Clearing fees	2,608,618	2,883,708	1,606,613
Professional fees	36,586	48,400	19,925
	2,645,204	2,932,108	1,626,538
Net income	$36,750,242	$25,719,570	$39,859,521
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$281.87	$188.12	$261.96

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007 and 2006
and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at August 1, 2005 (commencement of trading operations) representing 164,294.1621 Units	$164,294,162
Net income	39,859,521
Sale of 19,241.6611 Redeemable Units of Limited Partnership Interest	23,276,340
Redemption of 44,633.7597 Redeemable Units of Limited Partnership Interest	(52,013,782)
Distribution of interest income to feeder funds	(2,015,736)
Partners’ Capital at December 31, 2005	173,400,505
Net income	25,719,570
Sale of 45,242.1915 Redeemable Units of Limited Partnership Interest	61,268,531
Redemption of 51,259.3873 Redeemable Units of Limited Partnership Interest	(69,381,775)
Distribution of interest income to feeder funds	(6,900,164)
Partners’ Capital at December 31, 2006	184,106,667
Net income	36,750,242
Sale of 14,768.5326 Redeemable Units of Limited Partnership Interest	21,757,131
Redemption of 25,337.4603 Redeemable Units of Limited Partnership Interest	(38,235,001)
Distribution of interest income to feeder funds	(6,703,338)
Partners’ Capital at December 31, 2007	$197,675,701
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,248.37
2006:	$1,385.46
2007:	$1,616.11

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007 and 2006
and the period from August 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$36,750,242	$25,719,570	$39,859,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(112,468)	5,073,114	(9,546,963)
(Increase) decrease in net unrealized appreciation on open futures contracts	1,110,631	126,309	393,103
(Increase) decrease in interest receivable	206,752	(180,111)	(429,846)
Increase (decrease) on net unrealized depreciation on open futures contracts	56,933	—	—
Accrued expenses:
Increase (decrease) in professional fees	13,683	(12,505)	19,925
Net cash provided by (used in) operating activities	38,025,773	30,726,377	30,295,740

Cash flows from financing activities:
Proceeds from additions – Limited Partners	21,757,131	61,268,531	185,940,459
Payments for redemptions – Limited Partners	(38,235,001)	(69,381,775)	(52,013,782)
Distribution of interest to feeder funds	(6,910,090)	(6,720,053)	(1,585,890)
Net cash provided by (used in) financing activities	(23,387,960)	(14,833,297)	132,340,787

Net change in unrestricted cash	14,637,813	15,893,080	162,636,527
Unrestricted cash, at beginning of period	178,529,607	162,636,527	—
Unrestricted cash, at end of period	$193,167,420	$178,529,607	$162,636,527
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$1,630,043

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Capital Fund Management Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York on July 25, 2005, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On August 1, 2005, (date Master commenced trading operations) CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. CMF Institutional invested $4,860,099 of its initial capital and purchased 4,860.0990 Redeemable Units of the Master, and Citigroup Diversified purchased 159,434.0631 Redeemable Units of the Master with cash of $157,804,020 and a contribution of open commodity futures and forwards positions with a fair value of $1,630,043. On March 1, 2007, Citigroup Global Futures Fund Ltd. (‘‘Citigroup Global’’) invested $2,300,000 of its initial capital and purchased 1,679.5630 Redeemable Units of the Master. The Master was formed to permit commodity pools managed now and in the future by Capital Fund Management (The ‘‘Advisor’’) using the Discus Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified, CMF Institutional and Citigroup Global (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 88.4%, 7.2% and 4.4% investments in the Master at December 31, 2007, respectively and 94.5% and 5.5% ownership interests of the Master for Citigroup Diversified and CMF Institutional at December 31, 2006, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements
December 31, 2007

positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements
December 31, 2007

Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements were $4,586,317 and $4,473,849, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2007 and the period ended December 31, 2006 based on a monthly calculation, were $1,103,551 and $2,279,181, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$230.92	$137.47	$248.50
Interest income	51.22	51.03	13.59
Expenses**	(0.27)	(0.38)	(0.13)
Increase for the period	281.87	188.12	261.96
Distribution of interest to feeder funds	(51.22)	(51.03)	(13.59)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,385.46	1,248.37	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,616.11	$1,385.46	$1,248.37

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	2.1%	2.2%	0.4	%***
Operating expenses	1.4%	1.6%	1.9	%***
Total return	20.3%	15.1%	26.2%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Capital Fund Management Master Fund L.P.

Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for CFM Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$18,648,712	$7,537,663	$10,871,850	$(271,397)
Net income (loss)	$18,646,963	$7,526,495	$10,859,990	$(283,206)
Increase (decrease) in Net Asset Value per Unit	$144.91	$57.22	$82.01	$(2.27)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$6,307,509	$(5,250,531)	$9,513,193	$15,197,799
Net income (loss)	$6,304,409	$(5,250,531)	$9,494,893	$15,170,799
Increase (decrease) in Net Asset Value per Unit	$46.76	$(38.81)	$69.63	$110.54

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Drury Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Drury Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Drury Capital Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period August 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period August 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Drury Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $13,815,046 and $16,253,509 in 2007 and 2006, respectively) (Note 3c)	$97,023,141	$107,783,857
Net unrealized appreciation on open futures positions	4,612,984	2,230,726
Unrealized appreciation on open forward contracts	6,215,024	13,861,978
	107,851,149	123,876,561
Interest receivable	203,479	360,001
	$108,054,628	$124,236,562

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$12,027,467	$15,668,648
Accrued expenses:
Professional fees	24,222	18,055
Distribution payable (Note 5)	203,479	360,001
	12,255,168	16,046,704

Partners’ Capital:
Limited Partners’ Capital, 93,410.8547 and 114,906.8039 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	95,799,460	108,189,858
	$108,054,628	$124,236,562

See accompanying notes to financial statements.

CMF Drury Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$137,540	0.15%
Grains	3,525,897	3.68
Indices	(5,715)	(0.01)
Interest Rates U.S.	990,575	1.03
Interest Rates Non-U.S.	(315,512)	(0.33)
Metals	51,355	0.05
Softs	301,494	0.32
Total futures contracts purchased	4,685,634	4.89
Futures Contracts Sold
Energy	136,660	0.14
Indices	644,454	0.67
Interest Rates Non-U.S.	(14,067)	(0.01)
Metals	30,913	0.03
Softs	(870,610)	(0.91)
Total futures contracts sold	(72,650)	(0.08)
Unrealized Appreciation on Open Forward Contracts
Currencies	1,084,156	1.13
Metals	5,130,868	5.36
Total unrealized appreciation on open forward contracts	6,215,024	6.49
Unrealized Depreciation on Open Forward Contracts
Currencies	(6,336,909)	(6.61)
Metals	(5,690,558)	(5.94)
Total unrealized depreciation on open forward contracts	(12,027,467)	(12.55)
Total fair value	$(1,199,459)	(1.25)%
See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$341,944	0.32%
Indices	1,049,744	0.97
Interest Rates U.S.	(321,384)	(0.30)
Interest Rates Non-U.S.	(947,864)	(0.88)
Metals	(47,840)	(0.04)
Softs	13,105	0.01
Total futures contracts purchased	87,705	0.08

Futures Contracts Sold
Energy	1,627,700	1.50
Grains	(1,918,242)	(1.77)
Interest Rates U.S.	24,179	0.02
Interest Rates Non-U.S.	1,848,721	1.71
Metals	208,250	0.19
Softs	352,413	0.33
Total futures contracts sold	2,143,021	1.98

Unrealized Appreciation on Open Forward Contracts
Currencies	4,073,903	3.77
Metals	9,788,075	9.05
Total unrealized appreciation on open forward contracts	13,861,978	12.82

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,603,063)	(2.41)
Metals	(13,065,585)	(12.08)
Total unrealized depreciation on open forward contracts	(15,668,648)	(14.49)
Total fair value	$424,056	0.39%

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$10,335,453	$(12,598,510)	$9,105,921
Change in net unrealized gains (losses) on open positions	(1,623,515)	(6,272,135)	3,918,658
	8,711,938	(18,870,645)	13,024,579
Interest income	3,488,244	4,767,868	1,450,304
	12,200,182	(14,102,777)	14,474,883
Expenses:
Clearing fees	229,964	392,980	420,985
Professional fees	28,899	17,168	45,000
	258,863	410,148	465,985
Net income (loss)	$11,941,319	$(14,512,925)	$14,008,898
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$119.27	$(120.66)	$114.03

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and the period from August 1, 2005
(commencement of trading operations)
to December 31, 2005

Limited Partners’ Capital
Initial capital contribution from Limited Partners at August 1, 2005 representing 125,580.8377 Units	$125,580,838
Net income	14,008,898
Sale of 3,912.5954 Redeemable Units of Limited Partnership Interest	4,063,960
Redemption of 8,916.3565 Redeemable Units of Limited Partnership Interest	(9,303,901)
Distribution of interest income to feeder funds	(1,450,304)
Partners’ Capital at December 31, 2005	132,899,491
Net loss	(14,512,925)
Sale of 10,609.9366 Redeemable Units of Limited Partnership Interest	10,744,257
Redemption of 16,280.2093 Redeemable Units of Limited Partnership Interest	(16,173,097)
Distribution of interest income to feeder funds	(4,767,868)
Partners’ Capital at December 31, 2006	108,189,858
Net income	11,941,319
Sale of 11,273.2416 Redeemable Units of Limited Partnership Interest	10,848,390
Redemption of 32,769.1908 Redeemable Units of Limited Partnership Interest	(31,691,863)
Distribution of interest income to feeder funds	(3,488,244)
Partners’ Capital at December 31, 2007	$95,799,460
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,102.20
2006:	$ 941.54
2007:	$1,025.57

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and the period from August 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$11,941,319	$(14,512,925)	$14,008,898
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,438,463	2,813,610	(19,067,119)
(Increase) decrease in net unrealized appreciation on open futures positions	(2,382,258)	(2,230,726)	4,714,776
(Increase) decrease in unrealized appreciation on open forward contracts	7,646,954	(884,069)	4,998,251
(Increase) decrease in interest receivable	156,522	(57,708)	(302,293)

Increase (decrease) in net unrealized depreciation on open futures positions	—	(670,896)	670,896
Increase (decrease) in unrealized depreciation on open forward contracts	(3,641,181)	10,057,826	(14,302,581)
Accrued expenses:
Increase (decrease) in professional fees	6,167	(26,945)	45,000
Net cash provided by (used in) operating activities	16,165,986	(5,511,833)	(9,234,172)

Cash flows from financing activities:
Proceeds from additions	10,848,390	10,744,257	126,867,265
Payments for redemptions	(31,691,863)	(16,173,097)	(9,303,901)
Distribution of interest income to feeder funds	(3,644,766)	(4,710,160)	(1,148,011)
Net cash provided by (used in) financing activities	(24,488,239)	(10,139,000)	116,415,353

Net change in unrestricted cash	(8,322,253)	(15,650,833)	107,181,181
Unrestricted cash, at beginning of period	91,530,348	107,181,181	—
Unrestricted cash, at end of period	$83,208,095	$91,530,348	$107,181,181
Non-cash financing activities:
Contribution of open commodity futures and forward positions	$—	$—	$2,777,533

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On August 1, 2005 (date Master commenced trading), Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) and CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of their capital to the Master. Citigroup Diversified purchased 120,720.7387 Redeemable Units of the Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward positions with a fair value $2,777,533. CMF Institutional purchased 4,860.0990 Redeemable Units of the Master with cash equal to $4,860,099. The Master was formed to permit commodity pools managed now or in the future by Drury Capital, Inc., an Illinois Corporation (the ‘‘Advisor’’) using the Diversified Trend-Following Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 92.3% and 7.7% investments in the Master at December 31, 2007, respectively. Citigroup Diversified and CMF Institutional owned 94.2% and 5.8% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements were $13,815,046 and $16,253,509, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2007 and 2006 based on a monthly calculation, were $5,676,858 and $1,160,177, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly; there is no fee charged in connection with redemptions.

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007, 2006 and the period from August 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$84.31	$(160.51)	$102.55
Interest income	35.24	40.00	11.83
Expenses**	(0.28)	(0.15)	(0.35)
Increase (decrease) for the period	119.27	(120.66)	114.03
Distribution of interest income to feeder funds	(35.24)	(40.00)	(11.83)
Net Asset Value per Redeemable Unit, beginning of period	941.54	1,102.20	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,025.57	$941.54	$1,102.20

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.2%	3.5%	1.8	%****
Operating expenses	0.3%	0.3%	0.9	%****
Total return	12.7%	(10.9)%	11.4%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Drury Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

8.	Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Drury Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$1,902,638	$(7,325,174)	$15,474,591	$1,918,163
Net income (loss)	$1,903,144	$(7,334,976)	$15,464,789	$1,908,362
Increase (decrease) in Net Asset Value per Unit	$20.19	$(77.60)	$161.01	$15.67

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(8,042,344)	$(6,833,442)	$(164,906)	$544,935
Net income (loss)	$(8,026,033)	$(6,839,529)	$(174,798)	$527,435
Increase (decrease) in Net Asset Value per Unit	$(66.35)	$(57.22)	$(1.57)	$4.48

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Willowbridge Argo Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Willowbridge Argo Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 (commencement of trading operations) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period July 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $14,736,861 and $30,767,776 in 2007 and 2006, respectively) (Note 3c)	$202,920,232	$172,550,382
Net unrealized appreciation on open futures contracts	10,159,667	11,034,683
	213,079,899	183,585,065

Interest receivable	472,310	640,411
	$213,552,209	$184,225,476

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$24,877	$16,935
Distribution payable (Note 5)	472,310	640,411
	497,187	657,346

Partners’ Capital:
Limited Partners’ Capital, 151,669.7533 and 167,708.5349 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,055,022	183,568,130
	$213,552,209	$184,225,476

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$(660,785)	(0.31)%
Energy	3,295,752	1.55
Grains	6,206,586	2.91
Interest Rates U.S.	999,269	0.47
Interest Rates Non-U.S.	309,793	0.14
Metals	63,190	0.03
Softs	359,678	0.17
Total futures contracts purchased	10,573,483	4.96

Futures Contracts Sold
Currencies	(17,588)	(0.01)
Energy	(278,590)	(0.13)
Interest Rates Non-U.S.	(170,173)	(0.08)
Livestock	79,810	0.04
Metals	(27,275)	(0.01)
Total futures contracts sold	(413,816)	(0.19)
Total fair value	$10,159,667	4.77%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
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

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$45,753,249	$7,356,887	$13,894,169
Change in net unrealized gains (losses) on open positions	(875,016)	199,393	(5,407,459)
	44,878,233	7,556,280	8,486,710
Interest income	6,365,854	6,973,475	2,289,314
	51,244,087	14,529,755	10,776,024
Expenses:
Clearing fees	437,674	686,498	340,941
Professional fees	29,863	34,341	30,334
	467,537	720,839	371,275
Net income	$50,776,550	$13,808,916	$10,404,749
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$352.58	$83.95	$66.81

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations)
to December 31, 2005

Partners’ Capital
Initial capital contribution from Limited Partners at July 1, 2005 representing 159,565.2554 Redeemable Units of Limited Partnership Interest	$159,565,255
Net income	10,404,749
Sale of 17,026.7433 Redeemable Units of Limited Partnership Interest	18,543,000
Redemption of 15,382.5938 Redeemable Units of Limited Partnership Interest	(16,541,639)
Distribution of interest income to feeder funds	(2,289,314)
Partners’ Capital at December 31, 2005	169,682,051
Net income	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)
Partners’ Capital at December 31, 2006	183,568,130
Net income	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)
Partners’ Capital at December 31, 2007	$213,055,022
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005:	$1,052.56
2006:	$1,094.57
2007:	$1,404.73

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Cash Flows
for the years ended December 31, 2007 and 2006 and the period from July 1, 2005
(commencement of trading operations) to
December 31, 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$50,776,550	$13,808,916	$10,404,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	16,030,915	(8,435,579)	(22,332,197)
(Increase) decrease in net unrealized appreciation on open futures contracts	875,016	(199,393)	5,407,459
(Increase) decrease in interest receivable	168,101	(195,768)	(444,643)
Accrued expenses:
Increase (decrease) in professional fees	7,942	(13,399)	30,334
Net cash provided by (used in) operating activities	67,858,524	4,964,777	(6,934,298)

Cash flows from financing activities:
Proceeds from additions – Limited Partners	30,563,510	30,189,283	161,865,506
Payments for redemptions – Limited Partners	(45,487,314)	(23,138,645)	(16,541,639)
Distribution of interest income to feeder funds	(6,533,955)	(6,777,707)	(1,844,671)
Net cash provided by (used in) financing activities	(21,457,759)	272,931	143,479,196

Net change in unrestricted cash	46,400,765	5,237,708	136,544,898
Unrestricted cash, at beginning of period	141,782,606	136,544,898	—
Unrestricted cash, at end of period	$188,183,371	$141,782,606	$136,544,898
Non cash financing activities:
Contribution of open commodity futures and forwards positions	$—	$—	$16,242,749

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’), Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’), Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’), CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units of the Master with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units of the Master with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units of the Master with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, CMF Institutional invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Redeemable Units of the Master with cash of 16,242,748 and Citigroup Diversified purchased 95,795.8082 Redeemable Units of the Master with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the ‘‘Advisor’’) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 4.3%, 3.9%, 42.5%, 44.3% and 5.0% ownership interest of the Master at December 31, 2007, respectively and with 6.5%, 5.7%, 33.9% 50.2% and 3.7% ownership interest in the Master at December 31, 2006, respectively.

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

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests in the Statements of Income and Expenses.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 as of January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a customer agreement (the ‘‘Customer Agreement’’) with CGM whereby CGM provides services which include, among other things, the execution of transactions

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements were $14,736,861 and $30,767,776, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair value for the years ended December 31, 2007 and 2006 were $11,939,322 and $14,580,745, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 and 2006 and the period July 1, 2005 (commencement of trading operations) to December 31, 2005 were as follows:

	2007	2006	2005
Net realized and change in unrealized gains*	$310.35	$42.22	$52.75
Interest income	42.42	41.94	14.25
Expenses**	(0.19)	(0.21)	(0.19)
Increase for the period	352.58	83.95	66.81
Distribution of interest income to feeder funds	(42.42)	(41.94)	(14.25)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,094.57	1,052.56	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,404.73	$1,094.57	$1,052.56

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income****	3.5%	3.6%	2.0	%***
Operating expenses	0.3%	0.4%	0.4	%***
Total return	32.2%	8.0%	6.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,270,390	$(6,130,894)	$40,955,768	$(30,288,851)
Net income (loss)	$46,266,008	$(6,138,210)	$40,946,666	$(30,297,914)
Increase (decrease) in Net Asset Value per Unit	$310.58	$(42.99)	$280.04	$(195.05)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,194,995	$(4,793,008)	$31,207,878	$(16,766,608)
Net income (loss)	$4,186,340	$(4,801,665)	$31,199,317	$(16,775,076)
Increase (decrease) in Net Asset Value per Unit	$24.45	$(31.09)	$194.73	$(104.14)

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $38,923,845 and $43,178,150 in 2007 and 2006, respectively) (Note 3c)	$453,943,515	$262,891,418
Net unrealized appreciation on open futures contracts	8,112,545	9,397,524
Unrealized appreciation on open forward contracts	1,858,698	3,304,098
	463,914,758	275,593,040
Interest receivable	1,028,543	997,069
	$464,943,301	$276,590,109

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$3,380,482	$2,689,921
Accrued expenses:
Professional fees	23,230	19,961
Distribution payable (Note 5)	1,028,543	997,069
Redemption payable (Note 5)	3,465,913	—
	7,898,168	3,706,951

Partners’ Capital:
Limited Partners’ Capital, 287,763.7942 and 199,559.1109 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	457,045,133	272,883,158
	$464,943,301	$276,590,109

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	$(1,346,736)	(0.29)%
Energy	2,391,339	0.52
Grains	4,780,769	1.05
Indices	482,992	0.10
Interest Rates U.S.	145,156	0.03
Interest Rates Non-U.S.	1,045,608	0.23
Livestock	(62,428)	(0.01)
Metals	1,901,510	0.41
Softs	27,817	0.01
Total futures contracts purchased	9,366,027	2.05

Futures Contracts Sold
Currencies	(151,864)	(0.03)
Energy	(326,420)	(0.07)
Indices	96,301	0.02
Interest Rates U.S.	(9,475)	(0.00)*
Interest Rates Non-U.S.	(183,209)	(0.04)
Livestock	159,920	0.03
Lumber	2,805	0.00 *
Metals	1,950	0.00 *
Softs	(843,490)	(0.18)
Total futures contracts sold	(1,253,482)	(0.27)

Unrealized Appreciation on Open Forward Contracts
Metals	1,858,698	0.40
Total unrealized appreciation on open forward contracts	1,858,698	0.40

Unrealized Depreciation on Open Forward Contracts
Metals	(3,380,482)	(0.74)
Total unrealized depreciation on open forward contracts	(3,380,482)	(0.74)
Total fair value	$6,590,761	1.44%
*	Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	$473,762	0.17%
Grains	165,200	0.06
Indices	4,915,493	1.80
Interest Rates U.S.	(1,983,312)	(0.72)
Interest Rates Non-U.S.	(845,957)	(0.31)
Livestock	164,530	0.06
Metals	(600,735)	(0.22)
Softs	(89,025)	(0.03)
Total futures contracts purchased	2,199,956	0.81

Futures Contracts Sold
Currencies	3,411,466	1.25
Energy	3,167,412	1.16
Grains	(639,288)	(0.23)
Interest Rates U.S.	55,050	0.02
Interest Rates Non-U.S.	1,284,300	0.47
Livestock	(13,400)	(0.01)
Softs	(67,972)	(0.02)
Total futures contracts sold	7,197,568	2.64

Unrealized Appreciation on Open Forward Contracts
Metals	3,304,098	1.21
Total unrealized appreciation on open forward contracts	3,304,098	1.21

Unrealized Depreciation on Open Forward Contracts
Metals	(2,689,921)	(0.99)
Total unrealized depreciation on open forward contracts	(2,689,921)	(0.99)
Total fair value	$10,011,701	3.67%

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed positions and foreign currencies	$67,378,983	$29,047,931	$13,732,305
Change in net unrealized gains (losses) on open positions	(3,420,940)	5,283,954	3,099,275
	63,958,043	34,331,885	16,831,580
Interest income	14,456,282	10,072,338	4,288,087
	78,414,325	44,404,223	21,119,667
Expenses:
Clearing fees	861,888	950,836	1,166,831
Professional fees	33,468	21,458	56,062
	895,356	972,294	1,222,893
Net income	$77,518,969	$43,431,929	$19,896,774
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$276.81	$232.02	$142.03

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2007, 2006 and 2005

Partners’ Capital
Partners’ Capital at December 31, 2004	$115,125,329
Net income	19,896,774
Sale of 100,687.9895 Units of Limited Partners’ Interest	114,746,235
Redemption of 57,345.7562 Units of Limited Partners’ Interest	(66,873,662)
Distribution of interest income to feeder funds	(4,288,087)
Partners’ Capital at December 31, 2005	178,606,589
Net income	43,431,929
Sale of 105,066.7150 Redeemable Units of Limited Partnership Interest	130,956,345
Redemption of 55,862.7262 Redeemable Units of Limited Partnership Interest	(70,039,367)
Distribution of interest income to feeder funds	(10,072,338)
Partners’ Capital at December 31, 2006	272,883,158
Net income	77,518,969
Sale of 123,458.3915 Redeemable Units of Limited Partnership Interest	172,636,530
Redemption of 35,253.7082 Redeemable Units of Limited Partnership Interest	(51,537,242)
Distribution of interest income to feeder funds	(14,456,282)
Partners’ Capital at December 31, 2007	$457,045,133
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2005	$1,187.90
2006	$1,367.43
2007	$1,588.26

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$77,518,969	$43,431,929	$19,896,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,254,305	(1,813,897)	(15,099,667)
(Increase) decrease in net unrealized appreciation on open futures contracts	1,284,979	(8,352,716)	(65,269)
(Increase) decrease in unrealized appreciation on open forward contracts	1,445,400	3,355,634	(5,084,256)
(Increase) decrease in interest receivable	(31,474)	(507,020)	(323,852)

Increase (decrease) in unrealized depreciation on open forward contracts	690,561	(286,872)	2,050,250
Accrued expenses:
Increase (decrease) in professional fees	3,269	(37,331)	45,292
Net cash provided by (used in) operating activities	85,166,009	35,789,727	1,419,272

Cash flows from financing activities:
Proceeds from additions	172,636,530	130,956,345	114,746,235
Payments for redemptions	(48,071,329)	(70,039,367)	(66,873,662)
Distribution of interest income to feeder funds	(14,424,808)	(9,565,318)	(3,964,235)
Net cash provided by (used in) financing activities	110,140,393	51,351,660	43,908,338

Net change in unrestricted cash	195,306,402	87,141,387	45,327,610
Unrestricted cash, at beginning of year	219,713,268	132,571,881	87,244,271
Unrestricted cash, at end of year	$415,019,670	$219,713,268	$132,571,881
Non-cash financing activities:
Increase in redemption payable	$3,465,913	$—	$—

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Winton Master L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. (‘‘Winton Feeder’’) allocated substantially all of its capital and Smith Barney Diversified Futures Fund L.P. (‘‘Diversified’’) and Salomon Smith Barney Orion Futures Fund L.P. (‘‘Orion’’) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. On May 1, 2006 Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 3,711.7321 Units of the Master with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (‘‘Winton Legion’’) allocated a portion of its capital to the Master and purchased 2,355.4605 Units of the Master with cash equal to $3,000,000. On February 1, 2007 Citigroup Abingdon Futures Fund L.P. (‘‘Abingdon’’) allocated a portion of its capital to the Master and purchased 9,017.0917 Units of the Master with cash equal to $12,945,000. On March 1, 2007 Citigroup Global Futures L.L.C. (‘‘Global Futures’’) allocated a portion of its capital to the Master and purchased 1,875.7046 Units of the Master with cash equal to $2,500,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,446.6172 units with a fair value of $1,850,255, which includes interest income of $7,907. On December 31, 2007, Winton Legion redeemed its entire investment in the Master. This amounted to 2,182.2006 units with a fair value of $3,474,547, which includes interest income of $8,634 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the ‘‘Advisor’’) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Abingdon, and Global Futures (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 3.5%, 38.4%, 6.7%, 26.3%, 2.8%, 20.2%, and 2.1% investments in the Master at December 31, 2007, respectively. Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Alera SPC, and Winton Legion had 5.5%, 42.3%, 5.0%, 42.0%, 3.3%, 0.7%, and 1.2% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

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

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $38,923,845 and $43,178,150, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006 based on a monthly calculation, was $13,531,584 and $8,889,539, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Winton Master L.P.

Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized gains*	$220.96	$179.65	$112.51
Interest income	55.98	52.49	29.94
Expenses**	(0.13)	(0.12)	(0.42)
Increase for the year	276.81	232.02	142.03
Distribution of interest income to feeder funds	(55.98)	(52.49)	(29.94)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,367.43	1,187.90	1,075.81
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,588.26	$1,367.43	$1,187.90

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.7%	3.8%	1.9%
Operating expenses	0.2%	0.4%	0.8%
Total return	20.2%	19.5%	13.2%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expense and average net assets.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$26,421,519	$22,636,219	$47,121,703	$(18,627,004)

Net income (losses)	$26,421,271	$22,624,252	$47,111,076	$(18,637,630)

Increase (decrease) in Net Asset Value per Unit	$93.17	$78.00	$184.25	$(78.61)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$19,949,441	$8,524,313	$3,562,025	$11,417,608

Net income	$19,931,011	$8,522,826	$3,562,025	$11,416,067

Increase in Net Asset Value per Unit	$100.22	$43.33	$20.69	$67.78

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2007 and for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for the year ended December 31, 2007 and for the period April 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $24,672,137 and $50,059,681 in 2007 and 2006, respectively) (Note 3c)	$215,782,212	$219,754,941
Net unrealized appreciation on open futures contracts	278,888	3,678,200
Unrealized appreciation on open forward contracts	6,792,116	5,812,534
	222,853,216	229,245,675
Interest receivable	424,676	736,340
	$223,277,892	$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$7,439,350	$2,555,481
Accrued expenses:
Professional fees	24,122	16,678
Distribution payable (Note 5)	424,676	736,340
Redemptions Payable (Note 5)	1,795,357	—
	9,683,505	3,308,499

Partners’ Capital:
Limited Partners’ Capital, 186,334.8221 and 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	213,594,387	226,673,516
	$223,277,892	$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S.	(2,712)	(0.00)*
Interest Rates Non-U.S.	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)
Total futures contracts purchased	559,385	0.26
Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S.	(67,681)	(0.03)
Interest Rates Non-U.S.	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)
Total futures contracts sold	(280,497)	(0.13)
Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22
Total unrealized appreciation on open forward contracts	6,792,116	3.18
Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)
Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)
Total fair value	$(368,346)	(0.17)%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates U.S.	(722,446)	(0.32)
Interest Rates Non-U.S.	(372,521)	(0.16)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates U.S.	9,990	0.00 *
Interest Rates Non-U.S.	2,686,771	1.19
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Open Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on open forward contracts	5,812,534	2.56
Unrealized Depreciation on Open Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on open forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2007	2006
Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$37,612,230	$(10,694,864)
Change in net unrealized gains (losses) on open positions	(7,303,599)	6,935,253
	30,308,631	(3,759,611)
Interest income	7,463,020	5,820,992
	37,771,651	2,061,381
Expenses:
Clearing fees	857,460	473,603
Professional fees	29,466	39,606
	886,926	513,209
Net income	$36,884,725	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$187.22	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	226,673,516
Net income	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)
Partners’ Capital at December 31, 2007	$213,594,387

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2006:	$995.61
2007:	$1,146.29

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2007 and for the period from April 1, 2006
(commencement of trading operations) to
December 31, 2006

	2007	2006
Cash flows from operating activities:
Net income	$36,884,725	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	25,387,544	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	3,399,312	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(979,582)	(5,812,534)
(Increase) decrease in interest receivable	311,664	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	4,883,869	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	7,444	16,678
Net cash provided by (used in) operating activities	69,894,976	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	21,067,811	269,146,650
Payments for redemptions	(61,773,288)	(38,200,314)
Distribution of interest income to feeder funds	(7,774,684)	(5,084,652)
Net cash provided by (used in) financing activities	(48,480,161)	225,861,684
Net change in unrestricted cash	21,414,815	169,695,260
Unrestricted cash, at beginning of period	169,695,260	—
Unrestricted cash, at end of period	$191,110,075	$169,695,260
Non-cash financing activities:
Increase in redemption payable	$1,795,357	$—

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Units of the Master with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Units of the Master with a fair value of $1,799,772, which includes interest income of $4,415 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 14.2%, 5.5%, 5.3%, 32.5% and 42.5% investments in the Master at December 31, 2007, respectively. Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified owned 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $24,672,137 and $50,059,681, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year or period ended December 31, 2007 and 2006 based on a monthly calculation, was $4,235,297 and $1,197,907, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007
6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the year ended December 31, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2007	2006
Net realized and unrealized gains (losses)*	$150.83	$(4.18)
Interest income	36.54	28.87
Expenses**	(0.15)	(0.21)
Increase for the period	187.22	24.48
Distribution of interest income to feeder funds	(36.54)	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	995.61	1,000.00
Net Asset Value per Redeemable Unit, end of period	$1,146.29	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:
Net investment income***	3.0%	3.8	%****
Operating expenses	0.4%	0.4	%****
Total return	18.8%	2.4%

***	Interest income less total expenses

****	Annualized

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements
December 31, 2007

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

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,324,937	$(2,413,943)	$45,168,613	$(15,165,416)

Net income (loss)	$9,325,295	$(2,423,727)	$45,158,828	$(15,175,671)

Increase (decrease) in Net Asset Value per Unit	$45.83	$(11.73)	$222.94	$(69.82)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,467,372	$(6,121,081)	$(1,758,513)

Net income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)

Increase (decrease) in Net Asset Value per Unit	$40.74	$(24.96)	$8.70

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Avant Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
CMF Avant Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Avant Master Fund L.P. (the ‘‘Partnership’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the year ended December 31, 2007 and for the period March 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Avant Master Fund L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital, and its cash flows for the year December 31, 2007 and for the period March 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

CMF Avant Master Fund L.P.
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $5,380,422 and $1,309,262 in 2007 and 2006, respectively) (Note 3c)	$62,523,767	$37,131,462
Net unrealized appreciation on open futures contracts	1,524,860	40,410
Commodity options owned, at market value (cost $4,537,230 and $2,530,220 in 2007 and 2006, respectively)	2,142,508	1,665,075
	66,191,135	38,836,947
Interest receivable	144,420	132,273
	$66,335,555	$38,969,220

Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at market value (premium $5,608,210 and $1,705,150 in 2007 and 2006, respectively)	$3,495,216	$1,798,223
Accrued expenses:
Professional fees	24,590	21,764
Distribution payable (Note 5)	144,420	132,273
	3,664,226	1,952,260

Partners’ Capital:
Limited Partners’ Capital, 71,883.9319 and 38,242.4778 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	62,671,329	37,016,960
	$66,335,555	$38,969,220

See accompanying notes to financial statements.

CMF Avant Master Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$4,441,520	7.09%
Futures Contracts Sold
Energy	(2,916,660)	(4.65)
Options Owned
Energy	2,142,508	3.42
Options Written
Energy	(3,495,216)	(5.58)
Total fair value	$172,152	0.28%

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
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

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Income and Expenses
for the year ended December 31, 2007 and for the period March 1, 2006
(commencement of trading operations)
to December 31, 2006

	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions and foreign currencies	$(8,119,508)	$(1,226,853)
Change in net unrealized gains (losses) on open positions	2,160,940	(2,248,438)
	(5,958,568)	(3,475,291)
Interest income	2,179,378	897,895
	(3,779,190)	(2,577,396)
Expenses:
Clearing fees	252,377	170,982
Professional fees	30,957	40,054
	283,334	211,036
Net loss	$(4,062,524)	$(2,788,432)
Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(59.91)	$5.19 *
*	The amount shown per Redeemable Unit does not correspond with the loss presented above because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interests.

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Changes in Partners’ Capital
for the year ended December 31, 2007 and the period from March 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at March 1, 2006 representing 8,177.1175 Redeemable Units of Limited Partnership Interest	$8,177,117
Net loss	(2,788,432)
Sale of 63,923.9908 Redeemable Units of Limited Partnership Interest	65,670,058
Redemption of 33,858.6305 Redeemable Units of Limited Partnership Interest	(33,143,888)
Distribution of interest income to feeder funds	(897,895)
Partners’ Capital at December 31, 2006	37,016,960
Net loss	(4,062,524)
Sale of 38,610.2462 Redeemable Units of Limited Partnership Interest	36,599,757
Redemption of 4,968.7921 Redeemable Units of Limited Partnership Interest	(4,703,486)
Distribution of interest income to feeder funds	(2,179,378)
Partners’ Capital at December 31, 2007	$62,671,329
Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$967.95
2007:	$871.84

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Cash Flows
for the year ended December 31, 2007 and for the period March 1, 2006
(commencement of trading operations) to
December 31, 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,062,524)	$(2,788,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(4,071,160)	(1,309,262)
(Increase) decrease in unrealized appreciation on commodity options owned	(477,433)	(680,895)
(Increase) decrease in interest receivable	(12,147)	(132,273)
(Increase) decrease in net unrealized appreciation on open futures contracts	(1,484,450)	1,009,760
Increase (decrease) in unrealized depreciation on commodity options written	1,696,993	1,113,103
Accrued expenses:
Increase (decrease) in professional fees	2,826	21,764
Net cash provided by (used in) operating activities	(8,407,895)	(2,766,235)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	36,599,757	72,497,945
Payments for redemptions — Limited Partners	(4,703,486)	(33,143,888)
Distribution of interest income to feeder funds	(2,167,231)	(765,622)
Net cash provided by (used in) financing activities	29,729,040	38,588,435
Net change in unrestricted cash	21,321,145	35,822,200
Unrestricted cash, at beginning of period	35,822,200	—
Unrestricted cash, at end of period	$57,143,345	$35,822,200
Non-cash financing activities:
Contribution of open commodity futures and options positions	$—	$1,349,230

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

CMF Avant Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units (‘‘Redeemable Units’’) of Limited Partnership Interest.

On March 1, 2006 (commencement of trading operations), Citigroup Emerging CTA Portfolio L.P. (‘‘Emerging CTA’’) purchased 8,177.1175 Redeemable Units of the Master with cash of $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. On May 1, 2006, Alera Portfolio SPC (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,242.8088 Redeemable Units with cash of $4,795,225. On July 1, 2006, Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master and purchased 17,941.7382 Redeemable Units with a cash of $20,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (‘‘Energy Fund’’) allocated a portion of its capital to the Master and purchased 2,456.7378 Redeemable Units with cash of $2,370,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,717.5007 Redeemable Units with a fair value of $1,672,710, which includes interest income of $6,907. The Master was formed to permit commodity pools managed now or in the future by Avant Capital Management L.P., a Texas limited partnership (the ‘‘Advisor’’) using the Managed Account Trading Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Emerging CTA, Citigroup Diversified and Energy Fund, (each a ‘‘Fund,’’ collectively the ‘‘Funds’’) with 34.3%, 55.5%, and 10.2% ownership interests of the Master at December 31, 2007, respectively and 34.2%, 52.4% and 8.9%, respectively, with Alera SPCs’ 4.5% ownership interests of the Master at December 31, 2006.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain open contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2007

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States - 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including, selecting one or more advisors to make trading decisions for the Master.

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

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $5,380,422 and $1,309,262. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the year ended December 31, 2007 and during the period ended December 31, 2006, based on a monthly calculation, was $933,428 and $(287,760), respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem its Redeemable Units at their Net Asset Value as of the end of any day. The General Partner at its sole discretion, may permit redemptions more frequently than monthly. There is no fee charged in connection with redemptions.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the year ended December 31, 2007 and for the period from March 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2007	2006
Net realized and unrealized loss*	$(95.55)	$(29.91)
Interest income	36.20	37.24
Expenses**	(0.56)	(2.14)
Increase (decrease) for the period	(59.91)	5.19 ***
Distribution of interest income to feeder funds	(36.20)	(37.24)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	967.95	1,000.00
Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$871.84	$967.95

*	Includes clearing fees

**	Excludes clearing fees

***	The amount shown per Unit does not correspond with the loss on the statement of Income and Expenses because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

	2007	2006
Ratios to Average Net Assets:
Net investment income*****	3.5%	3.3	%****
Operating expenses	0.5%	1.0	%****
Total return	(6.2)%	(0.5)%

****	Annualized

*****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to analyze statistically actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

8.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for Avant Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$435,763	$(3,865,905)	$(1,208,573)	$607,148
Net Income (loss)	$436,419	$(3,875,104)	$(1,220,066)	$596,227
Increase (decrease) in Net Asset Value per Unit	$6.18	$(52.69)	$(25.92)	$12.52

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$565,756	$(4,248,123)	$855,254	$78,735
Net Income (loss)	$549,066	$(4,258,714)	$848,061	$73,155
Increase (decrease) in Net Asset Value per Unit	$13.46	$(138.58)	$121.36	$8.95

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in ‘‘Item 8. Financial Statements and Supplementary Data.’’ includes management’s report on internal control over financial reporting (‘‘Management’s Report’’) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under ‘‘Item 1. Business.’’ Brokerage fees and clearing fees of $47,369,295 were earned by CGM for the year ended December 31, 2007. Management fees and incentive fees of $16,370,092 and $3,786,958, respectively, were earned by the Advisors for the year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2008, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 8,799.7212 Redeemable Units (1.1%) of Limited Partnership Interest as of December 31, 2007.

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions.

CGM and the General Partner would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under ‘‘Item 1. Business’’, ‘‘Item 8. Financial Statements and Supplementary Data.’’ and ‘‘Item 11. Executive Compensation.’’

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

2007            $183,000

2006            $  90,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007            $60,387

2006            $  7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(2)	Exhibits:

10.1	Letters extending Management Agreements with Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A. and Graham Capital Management L.P. for 2004 (previously filed).

10.2	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.3	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (previously filed).

10.4	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (previously filed).

10.5	Management Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (previously filed).

10.6	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management and Winton Capital Management Limited for 2005 (previously filed).

10.7	Management Agreement among the Partnership, the General Partner and Avant Capital Management L.P. (previously filed).

10.8	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., AAA Capital Management Advisors, Ltd., Graham Capital Management and Winton Capital Management Limited for 2006 (previously filed).

10.9	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management, AAA Capital Management Advisors, Ltd., Avant Capital Management L.P. and Winton Capital Management Limited for 2007 (filed herein).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2008.

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

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci President and Director	Shelley Ullman Director
/s/ Jennifer Magro	/s/ Ihor Rakowsky
Jennifer Magro Chief Financial Officer and Director	Ihor Rakowsky Secretary and Director
/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi Director	Daryl Dewbrey Director
/s/ Raymond Nolte
Raymond Nolte Director