Form 10-Q
period 2008-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2008-05-15
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 787,636.1608 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Partnerships, at fair value	$878,246,241	$827,981,275
Equity in commodity futures trading account:
Cash (restricted $2,054,354 and $1,604,831 in 2008 and 2007, respectively)	17,290,543	12,300,082
Net unrealized appreciation on open futures contracts	195,813	542,881
Unrealized appreciation on open forward contracts	299,697	173,914
	896,032,294	840,998,152
Distribution receivable	770,279	1,595,260
Interest receivable	15,464	24,265
Total assets	$896,818,037	$842,617,677
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$20,435	$291,696
Accrued expenses:
Brokerage commissions	4,110,322	3,860,661
Management fees	1,425,261	1,341,948
Incentive fees	5,469,693	1,798,237
Other	392,829	304,827
Redemptions payable	22,856,152	15,844,237
Total liabilities	34,274,692	23,441,606
Partners’ Capital:
General Partner, 8,799.7212 Unit equivalents outstanding in 2008 and 2007	9,450,989	8,857,887
Limited Partners, 794,308.5672 and 804,995.3152 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	853,092,356	810,318,184
Total partners' capital	862,543,345	819,176,071
Total liabilities and partners' capital	$896,818,037	$842,617,677

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners Capital
Futures Contracts Purchased
Energy	$25,586	0.00	*%
Grains	37,800	0.00	*
Interest Rates-U.S.	88,321	0.01
Interest Rates Non-U.S.	165,889	0.02
Metals	(117,600)	(0.01)
Softs	(3,225)	(0.00	)*
Total futures contracts purchased	196,771	0.02
Futures Contracts Sold
Indices	(8,553)	(0.00	)*
Interest Rates Non-U.S.	(4,482)	(0.00	)*
Softs	12,077	0.00	*
Total futures contracts sold	(958)	(0.00	)*
Unrealized Appreciation on Open Forward Contracts
Currencies	299,697	0.04
Total unrealized appreciation on open forward contracts	299,697	0.04
Unrealized Depreciation on Open Forward Contracts
Currencies	(20,435)	(0.00	)*
Total unrealized depreciation on open forward contracts	(20,435)	(0.00	)*
Investment in Partnerships
CMF Drury Capital Master Fund L.P.	95,622,667	11.09
CMF Willowbridge Argo Master Fund L.P.	102,262,362	11.86
CMF Aspect Master Fund L.P.	149,080,540	17.28
CMF Capital Fund Management Master Fund L.P.	168,539,164	19.54
CMF Winton Master L.P.	133,614,382	15.49
SB AAA Master Fund LLC	94,337,288	10.94
CMF Graham Capital Master Fund L.P.	97,855,891	11.34
CMF Avant Master Fund L.P.	36,933,947	4.28
Total investment in Partnerships	878,246,241	101.82
Total fair value	$878,721,316	101.88%
*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$299,389	0.04%
Grains	214,365	0.02
Interest Rates-U.S.	(16,153)	(0.00	)*
Interest Rates Non-U.S.	(20,943)	(0.00	)*
Metals	6,780	0.00	*
Softs	75,351	0.01
Total futures contracts purchased	558,789	0.07

Futures Contracts Sold
Energy	17,300	0.00	*
Indices	(30,964)	(0.00	)*
Interest Rates Non-U.S.	(2,244)	(0.00	)*
Total futures contracts sold	(15,908)	(0.00)

Unrealized Appreciation on Open Forward Contracts
Currencies	173,914	0.02
Total unrealized appreciation on open forward contracts	173,914	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(291,696)	(0.04)
Total unrealized depreciation on open forward contracts	(291,696)	(0.04)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,383,810	10.79
CMF Willowbridge Argo Master Fund L.P.	94,323,862	11.51
CMF Aspect Master Fund L.P.	132,307,617	16.15
CMF Capital Fund Management Master Fund L.P.	174,638,041	21.32
CMF Winton Master L.P.	120,393,278	14.70
SB AAA Master Fund LLC	92,271,313	11.27
CMF Graham Capital Master Fund L.P.	90,868,168	11.09
CMF Avant Master Fund L.P.	34,795,186	4.25
Total investment in Partnerships	827,981,275	101.08

Total fair value	$828,406,374	101.13%
*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and foreign currencies	$4,722,987	$(9,349,073)
Change in net unrealized gains (losses) on open positions and investment in Partnerships	72,925,250	(32,479,331)
Gain (loss) from trading	77,648,237	(41,828,404)
Interest income	61,562	836,041
Total income (loss)	77,709,799	(40,992,363)
Expenses:
Brokerage commissions including clearing fees of $4,436 and $48,796, respectively	12,240,411	12,127,893
Management fees	4,242,179	4,182,444
Incentive fees	5,469,694	—
Other	256,664	216,242
Total expenses	22,208,948	16,526,579
Net income (loss)	55,500,851	(57,518,942)
Additions – Limited Partners	32,194,000	32,783,000
Redemptions – Limited Partners	(44,327,577)	(59,935,507)
Net increase (decrease) in Partners’ Capital	43,367,274	(84,671,449)
Partners’ Capital, beginning of period	819,176,071	895,068,017
Partners’ Capital, end of period	$862,543,345	$810,396,568
Net Asset Value per Unit (803,108.2884 and 925,765.5106 Units outstanding at March 31, 2008 and 2007, respectively)	$1,074.01	$875.38
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$67.40	$(60.41)

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$55,500,851	$(57,518,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(449,523)	4,229,938
Purchase of investment in Partnerships	(20,777,000)	(22,591,460)
Proceeds from sale of investment in Partnerships	44,212,289	62,898,436
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(73,700,255)	31,770,464
(Increase) decrease in net unrealized appreciation on open futures contracts	347,068	47,172
(Increase) decrease in unrealized appreciation on open forward contracts	(125,783)	263,166
(Increase) decrease in distribution receivable	824,981	—
(Increase) decrease in interest receivable	8,801	51,988
Increase (decrease) in unrealized depreciation on open forward contracts	(271,261)	398,532
Accrued expenses:
Increase (decrease) in brokerage commissions	249,661	(420,559)
Increase (decrease) in management fees	83,313	(148,858)
Increase (decrease) in incentive fees	3,671,456	(161,905)
Increase (decrease) in other	88,002	119,018
Net cash provided by (used in) operating activities	9,662,600	18,936,990
Cash flows from financing activities:
Proceeds from additions – Limited Partners	32,194,000	32,783,000
Payments for redemptions – Limited Partners	(37,315,662)	(66,410,420)
Net cash provided by (used in) financing activities	(5,121,662)	(33,627,420)
Net change in unrestricted cash	4,540,938	(14,690,430)
Unrestricted cash, at beginning of period	10,695,251	75,327,726
Unrestricted cash, at end of period	$15,236,189	$60,637,296
Non-cash financing activities:
Change in redemptions payable	$7,011,915	$—

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

As of March 31, 2008, all trading decisions are made for the Partnership by Drury Capital, Inc., (‘‘Drury’’), Graham Capital Management L.P., (‘‘Graham’’), John W. Henry & Company, Inc., (‘‘JWH’’), Willowbridge Associates Inc. (‘‘Willowbridge’’), Aspect Capital Limited (‘‘Aspect’’), Capital Fund Management S.A. (‘‘CFM’’), Winton Capital Management Limited (‘‘Winton’’), AAA Capital Management Advisors, Ltd. (‘‘AAA’’) and Avant Capital Management L.P. (‘‘Avant’’), (each an ‘‘Advisor’’ and collectively, the ‘‘Advisors’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ capital and its cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008
	2008	2007
Net realized and unrealized gains (losses)*	$79.42	$(56.71)
Interest income	0.08	0.86
Expenses **	(12.10)	(4.56)
Increase (decrease) for the period	67.40	(60.41)
Net Asset Value per Redeemable Unit, beginning of period	1,006.61	935.79
Net Asset Value per Redeemable Unit, end of period	$1,074.01	$875.38
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended March 31, 2008
	2008	2007
Ratios to average net assets:***
Net investment loss before incentive fees ****	(7.9)%	(7.4)%
Operating expenses	7.9%	7.8%
Incentive fees	0.6%	—%
Total expenses	8.5%	7.8%
Total return:
Total return before incentive fees	7.4%	(6.5)%
Incentive fees	(0.7)%	—%
Total return after incentive fees	6.7%	(6.5)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the three months ended March 31, 2008 and the year ended December

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

31, 2007 based on a monthly calculation, were $1,651,781 and $2,001,553, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2008 and December 31, 2007 were $475,075 and $425,099, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

4.    Fair Value Measurements:

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$195,813	$195,813	$—	$—
Forwards	299,697	299,697
Investment in Partnerships	878,246,241	878,246,241	—	—
Total assets	878,741,751	878,741,751	—	—
Liabilites
Forwards	$20,435	$20,435	$—	$—
Total liabilities	20,435	20,435	—	—
Total fair value	$878,721,316	$878,721,316	$—	$—

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (‘‘Graham Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 Redeemable Units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (‘‘Avant Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 Redeemable Units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

At March 31, 2008, the Partnership owned 92.2% of Drury Master, 42.4% of Willowbridge Master, 65.6% of Aspect Master, 87.6% of CFM Master, 24.8% of Winton Master, 9.5% of AAA Master, 43.4% of Graham Master and 55.4% of Avant Master. At December 31, 2007, the Partnership owned 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2008
	Total Assets	Total Liabilities	Total Capital
Drury Master	$114,018,895	$10,324,144	$103,694,751
Willowbridge Master	241,200,168	281,577	240,918,591
Aspect Master	233,318,026	6,228,473	227,089,553
CFM Master	192,905,968	490,934	192,415,034
Winton Master	543,136,264	5,244,283	537,891,981
AAA Master	1,451,062,279	455,105,902	995,956,377
Graham Master	242,618,644	17,088,456	225,530,188
Avant Master	75,546,847	8,833,820	66,713,027
Total	$3,093,807,091	$503,597,589	$2,590,209,502

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital
Drury Master	$108,054,628	$12,255,168	$95,799,460
Willowbridge Master	213,552,209	497,187	213,055,022
Aspect Master	209,651,889	6,956,669	202,695,220
CFM Master	198,156,942	481,241	197,675,701
Winton Master	464,943,301	7,898,168	457,045,133
AAA Master	1,160,130,922	160,677,386	999,453,536
Graham Master	223,277,892	9,683,505	213,594,387
Avant Master	66,335,555	3,664,226	62,671,329
Total	$2,644,103,338	$202,113,550	$2,441,989,788

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2008		For the three months ended March 31, 2008
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Commissions	Other		Investment Objective	Redemptions Permitted
Drury Master	11.09%	$95,622,667	$9,036,291	$48,731	$7,805	$8,979,755	Commodity Portfolio	Monthly
Willowbridge Master	11.86%	102,262,362	8,426,499	48,966	3,607	8,373,926	Commodity Portfolio	Monthly
Aspect Master	17.28%	149,080,540	19,248,670	63,980	3,839	19,180,851	Commodity Portfolio	Monthly
CFM Master	19.54%	168,539,164	5,309,707	451,572	6,174	4,851,961	Commodity Portfolio	Monthly
Winton Master	15.49%	133,614,382	16,351,701	47,100	1,994	16,302,607	Commodity Portfolio	Monthly
AAA Master	10.94%	94,337,288	3,823,087	68,336	12,677	3,742,074	Energy Markets	Monthly
Graham Master	11.34%	97,855,891	8,810,323	124,906	3,635	8,681,782	Commodity Portfolio	Monthly
Avant Master	4.28%	36,933,947	2,791,737	23,324	6,095	2,762,318	Energy Markets	Monthly
Total		$878,246,241	$73,798,015	$876,915	$45,826	$72,875,274

	December 31, 2007		For the three months ended March 31, 2007
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Commissions	Other		Investment Objective	Redemptions Permitted
Drury Master	10.79%	$88,383,810	$1,871,217	$73,092	$9,204	$1,788,921	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	(14,446,894)	71,170	4,357	(14,522,421)	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	(5,975,295)	75,829	5,732	(6,056,856)	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	317,601	606,028	11,098	(299,525)	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	(6,544,595)	105,736	4,076	(6,654,407)	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	384,883	72,145	9,025	303,713	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	(6,470,232)	77,774	4,415	(6,552,421)	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	243,110	15,552	5,026	222,532	Energy Markets	Monthly
Total		$827,981,275	$(30,620,205)	$1,097,326	$52,933	$(31,770,464)

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2008
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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008 Partnership capital increased 5.3% from $819,176,071 to $862,543,345. This increase was attributable to the net income from operations of $55,500,851 and additional sales of 30,778.8973 Redeemable Units of Limited Partnership Interest totaling $32,194,000, which was partially offset by the redemption of 41,465.6453 Redeemable Units of Limited Partnership Interest resulting in an outflow of $44,327,577. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$195,813	$195,813	$—	$—
Forwards	299,697	299,697
Investment in Partnerships	878,246,241	878,246,241	—	—
Total assets	878,741,751	878,741,751	—	—
Liabilites
Forwards	$20,435	$20,435	$—	$—
Total liabilities	20,435	20,435	—	—
Total fair value	$878,721,316	$878,721,316	$—	$—

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the first quarter of 2008, the Partnership Net Asset Value per Redeemable Unit increased 6.7% from $1,006.61 to $1,074.01 as compared to a decrease of 6.5% in the first quarter of 2007. The

Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees during the first quarter of 2008 of $77,648,237. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs, indices and lumber. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and change in net unrealized losses on open positions and investment in Partnerships) before brokerage commissions and related fees during the three months ended March 31, 2007, of $41,828,404. Losses were primarily attributable to the Partnership/Funds' trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains recognized in the trading of softs and lumber.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a U.S. recession was either imminent or already in progress. However, equity prices finally stabilized after a surprise 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The U.S. dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for the quarter in every sector, especially in fixed income, currency and grains. As the Federal Reserve aggressively tackled the downside risks to the economy by lowering the overnight rate and the discount rate, the yield on treasury notes dropped sharply, benefiting the portfolio. Gains were realized in the currencies sector as the U.S. dollar continued to weaken against the other major currencies such as Euro, Swiss franc and Japanese yen. In the agricultural sector, grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. Corn producers continued to shift more acreage towards ethanol production while corn prices exuded strong correlation with energy prices, especially crude oil.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2008 decreased $774,479, as compared to the corresponding period in 2007. The decrease is due to lower U.S. Treasury bill rates and lower average net assets for the three months ended March 31, 2008, as compared to the corresponding period in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2008 increased $112,518, as compared to the corresponding period in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 increased $59,735 as compared to the corresponding period in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $5,469,694. Trading performance for the three months ended March 31, 2007 resulted in incentive fees of $0.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2008 and the highest, lowest and average values, during the three months ended March 31, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, the Partnership’s total capital was $862,543,345.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$466,290	0.05%	$466,290	$78,171	$379,220
Energy	298,700	0.03%	513,100	44,150	221,450
Grains	42,000	0.00%**	346,400	31,500	147,867
Interest Rates U.S.	234,600	0.03%	234,600	83,100	168,500
Interest Rates Non-U.S.	254,279	0.03%	363,694	90,815	223,359
Metals:
– Exchange Traded Contracts	153,000	0.02%	322,000	147,000	215,000
Softs	60,950	0.01%	181,120	60,950	107,590
Indices	339,462	0.04%	364,060	105,612	308,068
Total	$1,849,281	0.21%
*	Average of month-end Values at Risk
**	Due to rounding

As of March 31, 2008, Drury Master’s total capital was $103,694,751. The Partnership owned 92.2% of Drury Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,363,876	2.28%	$17,286,184	$863,330	$2,504,642
Energy	269,250	0.26%	1,106,500	259,250	519,167
Grains	256,500	0.25%	2,329,350	256,500	1,075,600
Interest Rates U.S.	585,950	0.57%	893,250	472,350	635,017
Interest Rates Non-U.S.	3,341,529	3.22%	3,355,677	1,414,364	2,686,426
Metals:
– Exchange Traded Contracts	168,000	0.16%	910,000	168,000	523,500
– OTC Contracts	572,236	0.55%	1,975,486	481,029	1,036,373
Softs	325,350	0.31%	1,917,111	325,350	895,328
Indices	3,503,759	3.38%	4,273,085	1,107,280	2,266,179
Total	$11,386,450	10.98%
*	Average of month-end Values at Risk

As of March 31, 2008, Willowbridge Master’s total capital was $240,918,591. The Partnership owned 42.4% of Willowbridge Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$1,212,600	0.50%	$4,323,555	$1,041,780	$2,705,978
Energy	4,441,500	1.84%	11,162,000	1,210,500	7,443,667
Interest Rates U.S.	451,200	0.19%	1,852,650	394,800	913,400
Interest Rates Non-U.S.	838,095	0.35%	5,762,619	838,095	3,206,688
Livestock	112,800	0.05%	225,600	112,800	164,000
Metals:
– Exchange Traded Contracts	2,749,500	1.14%	8,742,000	1,210,500	4,883,083
Total	$9,805,695	4.07%
*	Average of month-end Values at Risk

As of March 31, 2008, Aspect Master’s total capital was $227,089,553. The Partnership owned 65.6% of Aspect Master.

March 31, 2008
(Unaudited)

			Three Months Ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$2,772,551	1.22%	$4,540,848	$1,834,185	$3,302,458
Energy	1,947,350	0.86%	3,915,400	520,250	2,382,783
Grains	562,810	0.25%	1,268,423	228,790	807,417
Interest Rates U.S.	1,142,700	0.50%	2,460,800	692,500	1,409,500
Interest Rates Non-U.S.	2,622,369	1.15%	7,308,817	1,946,555	4,562,950
Livestock	176,200	0.08%	280,400	122,800	212,650
Metals:
– Exchange Traded Contracts	471,000	0.21%	917,000	17,750	661,833
– OTC Contracts	686,370	0.30%	1,347,958	68,587	734,200
Softs	635,458	0.28%	1,179,179	428,455	834,994
Indices	2,889,281	1.27%	3,823,153	1,674,269	2,848,312
Total	$13,906,089	6.12%
*	Average of month-end Values at Risk

As of March 31, 2008, CFM Master’s total capital was $192,415,034. The Partnership owned 87.6% of CFM Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$570,400	0.30%	$3,482,662	$504,605	$1,321,265
Energy	509,236	0.27%	2,639,500	179,709	1,281,854
Grains	187,550	0.10%	205,600	41,685	123,668
Interest Rates U.S.	2,272,950	1.18%	2,384,400	104,617	1,028,370
Interest Rates Non-U.S.	507,643	0.26%	5,535,518	409,926	1,817,873
Metals:
– Exchange Traded Contracts	114,042	0.06%	230,970	10,250	120,681
Softs	329,683	0.17%	447,862	97,156	242,279
Indices	1,895,218	0.98%	6,486,855	584,852	2,821,559
Total	$6,386,722	3.32%
*	Average of month-end Values at Risk

As of March 31, 2008, Winton Master’s total capital was $537,891,981. The Partnership owned 24.8% of Winton Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded Contracts	$5,734,644	1.07%	$6,844,904	$5,047,854	$5,963,654
Energy	4,747,900	0.88%	6,750,850	2,830,800	5,095,667
Grains	3,347,392	0.62%	4,647,430	2,422,321	3,533,866
Interest Rates U.S.	2,320,350	0.43%	4,165,350	584,194	2,062,233
Interest Rates Non-U.S.	2,431,180	0.45%	6,255,287	2,431,180	4,089,283
Livestock	330,500	0.06%	350,900	134,640	233,537
Lumber	3,300	0.00%**	5,400	1,100	3,300
Metals:
– Exchange Traded Contracts	1,611,750	0.30%	3,141,000	1,536,200	2,509,250
– OTC Contracts	999,167	0.19%	1,149,977	770,646	974,141
Softs	1,540,282	0.29%	2,273,575	777,533	1,524,456
Indices	2,555,854	0.47%	8,454,239	1,433,950	2,841,990
Total	$25,622,319	4.76%
*	Average of month-end Values at Risk
**	Due to rounding

As of March 31, 2008, AAA Master’s total capital was $995,956,377. The Partnership owned 9.5% of AAA Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$107,744,930	10.82%	$128,699,033	$86,922,706	$108,482,788
Energy Swaps	1,620,046	0.16%	1,620,046	1,620,046	1,620,046
Grains	112,896	0.01%	206,814	76,446	121,914
Total	$109,477,872	10.99%
*	Average of month-end Values at Risk

As of March 31, 2008, Graham Master’s total capital was $225,530,188. The Partnership owned 43.4% of Graham Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$25,289,910	11.21%	$34,974,242	$10,702,463	$23,317,516
Energy	811,000	0.36%	5,209,200	310,300	2,201,883
Grains	318,350	0.14%	1,046,800	52,500	590,033
Interest Rates U.S.	577,000	0.26%	1,837,000	103,550	789,817
Interest Rates Non-U.S.	873,303	0.39%	4,718,751	467,659	1,864,261
Livestock	11,200	0.00%**	20,000	11,200	17,067
Metals:
– Exchange Traded Contracts	40,000	0.02%	599,000	40,000	339,000
– OTC Contracts	99,515	0.04%	638,870	23,044	271,785
Softs	48,439	0.02%	752,387	14,000	338,294
Indices	2,140,398	0.95%	5,407,658	780,230	3,071,154
Total	$30,209,115	13.39%
*	Average of month-end Values at Risk
**	Due to rounding

As of March 31, 2008, Avant Master’s total capital was $66,713,027. The Partnership owned 55.4% of Avant Master.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
Energy	$4,921,092	7.38%	$4,921,092	$1,444,340	3,709,712
Totals	$4,921,092	7.38%
*	Average of month-end Values at Risk

Item 4T.    Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The use of proceeds information is being disclosed for Registration Statement Nos. 333-102038 and 333-110076 and Post-Effective Amendment No. 1 to Registration Statement No. 333-110076, Post-Effective Amendment No. 2 to Registration Statement No 333-110076, Post-Effective Amendment No. 3 to Registration Statement No. 333-110076, and Post-Effective Amendment No. 4 to Registration Statement No. 333-110076, each filed pursuant to Rule 429 under the Securities Act of 1933, as amended, declared effective on March 27, 2003, December 4, 2003, September 7, 2004, April 14, 2006, April 21, 2006, April 30, 2007 and April 30, 2008 respectively.

For the account of the Partnership, the amount of Redeemable Units sold as of March 31, 2008 is 1,559,440.4334 and the aggregate offering price of the amount sold as of March 31, 2008 is $1,478,373,000.

From the effective date of the first Registration Statement to March 31, 2008, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to March 31, 2008, the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,478,373,000.

These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units will be deposited in the Partnership’s commodity trading accounts at CGM and are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts. Proceeds are also used to make additional investments in other Partnerships.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	10,141.8272	$1,026.79	N/A	N/A
February 1, 2008 – February 29, 2008	10,042.6831	$1,101.09	N/A	N/A
March 1, 2008 – March 31, 2008	21,281.1350	$1,074.01	N/A	N/A
	41,465.6453	$1,069.02
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

Item 3.    Defaults Upon Senior Securities.    None.

Item 4.    Submission of Matters to a Vote of Security Holders.    None.

Item 5.    Other Information.    None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008