Form 10-Q
period 2008-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2008-08-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of July 31, 2008, 777,422.8436 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:

Investment in Partnerships, at fair value	$931,517,763	$827,981,275
Equity in commodity futures trading account:
Cash (restricted $2,595,066 and $1,604,831 in 2008 and 2007, respectively)	16,345,749	12,300,082
Net unrealized appreciation on open futures contracts	320,603	542,881
Unrealized appreciation on open forward contracts	211,336	173,914

	948,395,451	840,998,152
Distribution receivable	935,640	1,595,260
Interest receivable	20,151	24,265

Total assets	$949,351,242	$842,617,677

Liabilities and Partners’ Capital:

Liabilities:
Unrealized depreciation on open forward contracts	$188,474	$291,696
Accrued expenses:
Brokerage commissions	4,350,329	3,860,661
Management fees	1,510,396	1,341,948
Incentive fees	8,189,653	1,798,237
Other	169,078	304,827
Redemptions payable	19,822,761	15,844,237

Total liabilities	34,230,691	23,441,606

Partners’ Capital:
General Partner, 9,701.7842 and 8,799.7212 Unit equivalents outstanding in 2008 and 2007	11,249,219	8,857,887
Limited Partners, 779,536.5777 and 804,995.3152 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	903,871,332	810,318,184

Total partners’ capital	915,120,551	819,176,071

Total liabilities and partners’ capital	$949,351,242	$842,617,677

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased
Energy	$182,446	0.02%
Grains	250,994	0.03
Softs	29,659	0.00 *

Total futures contracts purchased	463,099	0.05

Futures Contracts Sold
Indices	34,455	0.01
Interest Rates — U.S.	(256,000)	(0.03)
Interest Rates Non — U.S.	196,064	0.02
Metals	(117,015)	(0.01)

Total futures contracts sold	(142,496)	(0.01)

Unrealized Appreciation on Open Forward Contracts
Currencies	211,336	0.02

Total unrealized appreciation on open forward contracts	211,336	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(188,474)	(0.02)

Total unrealized depreciation on open forward contracts	(188,474)	(0.02)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	101,668,504	11.11
CMF Willowbridge Argo Master Fund L.P.	125,951,577	13.76
CMF Aspect Master Fund L.P.	154,142,290	16.84
CMF Capital Fund Management Master Fund L.P.	164,318,009	17.96
CMF Winton Master L.P.	137,665,814	15.04
SB AAA Master Fund LLC	108,321,098	11.84
CMF Graham Capital Master Fund L.P.	104,658,091	11.44
CMF Avant Master Fund L.P.	34,792,380	3.80

Total investment in Partnerships	931,517,763	101.79

Total fair value	$931,861,228	101.83%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$299,389	0.04%
Grains	214,365	0.02
Interest Rates-U.S.	(16,153)	(0.00	)*
Interest Rates Non-U.S.	(20,943)	(0.00	)*
Metals	6,780	0.00	*
Softs	75,351	0.01

Total futures contracts purchased	558,789	0.07

Futures Contracts Sold
Energy	17,300	0.00	*
Indices	(30,964)	(0.00	)*
Interest Rates Non-U.S.	(2,244)	(0.00	)*

Total futures contracts sold	(15,908)	(0.00)

Unrealized Appreciation on Open Forward Contracts
Currencies	173,914	0.02

Total unrealized appreciation on open forward contracts	173,914	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(291,696)	(0.04)

Total unrealized depreciation on open forward contracts	(291,696)	(0.04)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,383,810	10.79
CMF Willowbridge Argo Master Fund L.P.	94,323,862	11.51
CMF Aspect Master Fund L.P.	132,307,617	16.15
CMF Capital Fund Management Master Fund L.P.	174,638,041	21.32
CMF Winton Master L.P.	120,393,278	14.70
SB AAA Master Fund LLC	92,271,313	11.27
CMF Graham Capital Master Fund L.P.	90,868,168	11.09
CMF Avant Master Fund L.P.	34,795,186	4.25

Total investment in Partnerships	827,981,275	101.08

Total fair value	$828,406,374	101.13%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and foreign currencies	$273,350	$3,695,463	$4,996,337	$(5,653,610)
Change in net unrealized gains (losses) on open positions and investment in Partnerships	94,058,555	106,459,514	166,983,805	73,980,183

Gain (loss) from trading, net	94,331,905	110,154,977	171,980,142	68,326,573
Interest income	47,798	526,394	109,360	1,362,435

Total income (loss)	94,379,703	110,681,371	172,089,502	69,689,008

Expenses:
Brokerage commissions including clearing fees of $3,060, $46,682, $7,496 and $95,478, respectively	12,526,106	11,998,509	24,766,517	24,126,402
Management fees	4,349,619	4,132,491	8,591,798	8,314,935
Incentive fees	8,189,654	1,401,515	13,659,348	1,401,515
Other	333,108	207,978	589,772	424,220

Total expenses	25,398,487	17,740,493	47,607,435	34,267,072

Net income (loss)	68,981,216	92,940,878	124,482,067	35,421,936
Additions – Limited Partners	35,976,699	19,047,000	68,170,699	51,830,000
Additions – General Partner	1,000,000	—	1,000,000	—
Redemptions – Limited Partners	(53,380,709)	(64,586,135)	(97,708,286)	(124,521,642)

Net increase (decrease) in Partners’ Capital	52,577,206	47,401,743	95,944,480	(37,269,706)
Partners’ Capital, beginning of period	862,543,345	810,396,568	819,176,071	895,068,017

Partners’ Capital, end of period	$915,120,551	$857,798,311	$915,120,551	$857,798,311

Net Asset Value per Unit (789,238.3619 and 877,883.9304 Units outstanding at June 30, 2008 and 2007, respectively)	$1,159.50	$977.12	$1,159.50	$977.12

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$85.49	$101.74	$152.89	$41.33

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$68,981,216	$92,940,878	$124,482,067	$35,421,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(540,712)	4,732,115	(990,235)	8,962,053
Purchase of investment in Partnerships	(36,976,699)	(28,286,000)	(57,753,699)	(50,877,460)
Proceeds from sale of investment in Partnerships	77,729,981	52,742,935	121,942,270	115,641,370
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(94,024,804)	(106,839,063)	(167,725,059)	(75,068,598)
(Increase) decrease in net unrealized appreciation on open futures contracts	(124,790)	450,260	222,278	497,432
(Increase) decrease in unrealized appreciation on open forward contracts	88,361	157,686	(37,422)	420,852
(Increase) decrease in distribution receivable	(165,361)	—	659,620	—
(Increase) decrease in interest receivable	(4,687)	161,743	4,114	213,731
Increase (decrease) in unrealized depreciation on open forward contracts	168,039	(228,294)	(103,222)	170,238
Accrued expenses:
Increase (decrease) in brokerage commissions	240,007	200,064	489,668	(220,495)
Increase (decrease) in management fees	85,135	66,106	168,448	(82,752)
Increase (decrease) in incentive fees	2,719,960	1,401,515	6,391,416	1,239,610
Increase (decrease) in other	(223,751)	81,696	(135,749)	200,714

Net cash provided by (used in) operating activities	17,951,895	17,581,641	27,614,495	36,518,631

Cash flows from financing activities:
Proceeds from additions – Limited Partners	35,976,699	19,047,000	68,170,699	51,830,000
Proceeds from additions – General Partner	1,000,000	—	1,000,000	—
Payments for redemptions – Limited Partners	(56,414,100)	(70,086,384)	(93,729,762)	(136,496,804)

Net cash provided by (used in) financing activities	(19,437,401)	(51,039,384)	(24,559,063)	(84,666,804)

Net change in unrestricted cash	(1,485,506)	(33,457,743)	3,055,432	(48,148,173)
Unrestricted cash, at beginning of period	15,236,189	60,637,296	10,695,251	75,327,726

Unrestricted cash, at end of period	$13,750,683	$27,179,553	$13,750,683	$27,179,553

Non-cash financing activities:
Change in redemptions payable	$(3,033,391)	$—	$3,978,524	$—

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Citigroup Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units during the initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to sell an additional 1,000,000 Redeemable Units. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

As of June 30, 2008, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and Avant Capital Management L.P. (“Avant”), (each an “Advisor” and collectively, the “Advisors”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ capital and its cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$101.34	$107.49	$180.76	$50.78
Interest income	0.05	0.58	0.13	1.44
Expenses **	(15.90)	(6.33)	(28.00)	(10.89)

Increase (decrease) for the period	85.49	101.74	152.89	41.33
Net Asset Value per Redeemable Unit, beginning of period	1,074.01	875.38	1,006.61	935.79

Net Asset Value per Redeemable Unit, end of period	$1,159.50	$977.12	$1,159.50	$977.12

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) before incentive fees ****	(7.9)%	(7.6)%	(7.9)%	(7.5)%

Operating expenses	7.9%	7.9%	7.9%	7.8%
Incentive fees	0.9%	0.2%	1.6%	0.2%

Total expenses	8.8%	8.1%	9.5%	8.0%

Total return:
Total return before incentive fees	8.9%	11.8%	16.9%	4.6%
Incentive fees	(0.9)%	(0.2)%	(1.7)%	(0.2)%

Total return after incentive fees	8.0%	11.6%	15.2%	4.4%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities resulting from its investment in other Partnerships are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the six months ended June 30, 2008 and the year ended December 31, 2007 based on a monthly calculation, were $841,233 and $2,001,553, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007 were $343,465 and $425,099, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$320,603	$320,603	$—	$—
Forwards	211,336	—	211,336	—
Investment in Partnerships	931,517,763	—	931,517,763	—

Total assets	932,049,702	320,603	931,729,099	—

Liabilities
Forwards	$188,474	$—	$188,474	$—

Total liabilities	188,474	—	188,474	—

Total fair value	$931,861,228	$320,603	$931,540,625	$—

5.	Investment in Partnerships:

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”), a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 Redeemable Units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash of $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash of $117,943,205 and a

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

contribution of open futures and forward positions with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash of $157,804,021 and a contribution of open futures and forward positions with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA for trading were invested in the SB AAA Master Fund LLC (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of the AAA Master with cash of $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 Redeemable Units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 Redeemable Units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

The Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
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

At June 30, 2008, the Partnership owned 91.8% of Drury Master, 42.0% of Willowbridge Master, 66.6% of Aspect Master, 85.4% of CFM Master, 24.3% of Winton Master, 9.7% of AAA Master, 46.6% of Graham Master and 56.9% of Avant Master. At December 31, 2007, the Partnership owned 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Drury Master	$113,801,753	$3,016,036	$110,785,717
Willowbridge Master	300,559,327	405,574	300,153,753
Aspect Master	233,295,960	1,702,697	231,593,263
CFM Master	192,702,362	249,135	192,453,227
Winton Master	567,942,303	1,516,509	566,425,794
AAA Master	2,608,771,144	1,496,249,614	1,112,521,530
Graham Master	236,314,300	11,928,431	224,385,869
Avant Master	82,200,061	21,028,843	61,171,218

Total	$4,335,587,210	$1,536,096,839	$2,799,490,371

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Drury Master	$108,054,628	$12,255,168	$95,799,460
Willowbridge Master	213,552,209	497,187	213,055,022
Aspect Master	209,651,889	6,956,669	202,695,220
CFM Master	198,156,942	481,241	197,675,701
Winton Master	464,943,301	7,898,168	457,045,133
AAA Master	1,160,130,922	160,677,386	999,453,536
Graham Master	223,277,892	9,683,505	213,594,387
Avant Master	66,335,555	3,664,226	62,671,329

Total	$2,644,103,338	$202,113,550	$2,441,989,788

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	11.11%	$101,668,504	$9,415,074	$34,598	$8,358	$9,372,118	Commodity Portfolio	Monthly
Willowbridge Master	13.76%	125,951,577	25,820,829	37,105	4,082	25,779,642	Commodity Portfolio	Monthly
Aspect Master	16.84%	154,142,290	9,692,292	54,018	6,621	9,631,653	Commodity Portfolio	Monthly
CFM Master	17.96%	164,318,009	12,684,933	338,718	9,898	12,336,317	Commodity Portfolio	Monthly
Winton Master	15.04%	137,665,814	9,268,567	27,941	2,323	9,238,303	Commodity Portfolio	Monthly
AAA Master	11.84%	108,321,098	15,934,179	78,991	20,639	15,834,549	Energy Markets	Monthly
Graham Master	11.44%	104,658,091	8,878,249	158,419	3,939	8,715,891	Commodity Portfolio	Monthly
Avant Master	3.80%	34,792,380	3,313,273	23,318	8,263	3,281,692	Energy Markets	Monthly

Total		$931,517,763	$95,007,396	$753,108	$64,123	$94,190,165

	June 30, 2008		For the six months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	11.11%	$101,668,504	$18,451,364	$83,329	$16,163	$18,351,872	Commodity Portfolio	Monthly
Willowbridge Master	13.76%	125,951,577	34,247,329	86,070	7,689	34,153,570	Commodity Portfolio	Monthly
Aspect Master	16.84%	154,142,290	28,940,962	117,998	10,460	28,812,504	Commodity Portfolio	Monthly
CFM Master	17.96%	164,318,009	17,994,641	790,290	16,072	17,188,279	Commodity Portfolio	Monthly
Winton Master	15.04%	137,665,814	25,620,268	75,041	4,317	25,540,910	Commodity Portfolio	Monthly
AAA Master	11.84%	108,321,098	19,757,265	147,327	33,317	19,576,621	Energy Markets	Monthly
Graham Master	11.44%	104,658,091	17,688,571	283,325	7,574	17,397,672	Commodity Portfolio	Monthly
Avant Master	3.80%	34,792,380	6,105,011	46,643	14,357	6,044,011	Energy Markets	Monthly

Total		$931,517,763	$168,805,411	$1,630,023	$109,949	$167,065,439

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

	December 31, 2007		For the three months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	10.79%	$88,383,810	$14,444,538	$56,795	$9,127	$14,378,616	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	19,271,207	55,627	4,293	19,211,287	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	22,467,218	75,323	4,827	22,387,068	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	10,539,962	603,558	10,862	9,925,542	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	15,134,192	61,424	3,398	15,069,370	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	8,182,787	68,479	9,103	8,105,205	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	18,510,468	100,625	4,002	18,405,841	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(598,522)	38,998	6,346	(643,866)	Energy Markets	Monthly

Total		$827,981,275	$107,951,850	$1,060,829	$51,958	$106,839,063

	December 31, 2007		For the six months ended June 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	10.79%	$88,383,810	$16,315,755	$129,887	$18,331	$16,167,537	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	4,824,313	126,797	8,650	4,688,866	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	16,491,923	151,152	10,558	16,330,213	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	10,857,562	1,209,586	21,960	9,626,016	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	8,589,596	167,160	7,474	8,414,962	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	8,567,670	140,624	18,128	8,408,918	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	12,040,237	178,399	8,417	11,853,421	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(355,412)	54,550	11,373	(421,335)	Energy Markets	Monthly

Total		$827,981,275	$77,331,644	$2,158,155	$104,891	$75,068,598

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008 Partnership capital increased 11.7% from $819,176,071 to $915,120,551. This increase was attributable to the net income from operations of $124,482,067 and additional sales of 64,098.0343 Redeemable Units of Limited Partnership Interest totaling $68,170,699, and 902.0630 Units of General Partnership Interest totaling $1,000,000, which was partially offset by the redemption of 89,556.7718 Redeemable Units of Limited Partnership Interest resulting in an outflow of $97,708,286. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other
		Active Markets	Observable	Significant
		for Identical	Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$320,603	$320,603	$—	$—
Forwards	211,336	—	211,336	—
Investment in Partnerships	931,517,763	—	931,517,763	—

Total assets	932,049,702	320,603	931,729,099	—

Liabilities
Forwards	$188,474	$—	$188,474	$—

Total liabilities	188,474	—	188,474	—

Total fair value	$931,861,228	$320,603	$931,540,625	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

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

Results of Operations

During the second quarter of 2008, the Partnership’s Net Asset Value per Redeemable Unit increased 8.0% from $1,074.01 to $1,159.50 as compared to an increase of 11.6% in the same period of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $94,331,905. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, indices, lumber and softs and were partially offset by losses in U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2007 of $110,154,977. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates, softs and indices and were partially offset by losses in grains, livestock metals and lumber.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, global fixed income, and grains sectors while losses were taken from trading in U.S. interest rates and metals.

In the energy sector, long-term bullish trends in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors. In grains, fundamental supply constraints and weather events contributed to the record prices as the bullish trend continued. Corn and the soybean positions also contributed to the gains.

Preliminary economic data suggested that the U.S. economy was not as bad as was perceived before. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to a more hawkish stance towards inflation. Losses were also realized in metals, primarily in silver and copper, as prices experienced sharp reversals in May followed by market consolidation with no strong directional moves.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 15.2% from $1,006.61 to $1,159.50 as compared to an increase of 4.4% in the same period of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the six months ended June 30, 2008 of $171,980,142. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and softs. The Partnership experienced a net trading gain (comprised of realized losses on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the six months ended June 30, 2007 of $68,326,573. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in grains, U.S. interest rates, livestock and metals.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased $478,596 and $1,253,075, respectively as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the three and six months ended June 30, 2008, as compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 increased $527,597 and $640,115, respectively as compared to the corresponding periods in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increased $217,128 and $276,863, respectively as compared to the corresponding periods in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $8,189,654 and $13,659,348, respectively. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $1,401,515.

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

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2008 and the highest, lowest and average values, during the three months ended June 30, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, the Partnership’s total capital was $915,120,551.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$583,200	0.07%	$583,200	$46,226	$253,215
Energy	542,400	0.06%	544,900	301,700	479,467
Grains	201,000	0.02%	244,800	52,600	185,567
Interest Rates U.S.	214,400	0.02%	257,600	12,750	160,567
Interest Rates Non-U.S.	482,578	0.05%	587,645	152,873	436,824
Metals:
– Exchange Traded Contracts	98,500	0.01%	123,500	28,000	56,833
Softs	112,020	0.01%	158,160	6,000	107,227
Indices	84,323	0.01%	318,093	19,308	60,948

Total	$2,318,421	0.25%

*	Average of month-end Values at Risk

As of June 30, 2008, Drury Master’s total capital was $110,785,717. The Partnership owned 91.8% of Drury Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$4,423,068	3.99%	$5,007,015	$2,027,926	$3,898,415
Energy	722,050	0.65%	1,340,500	269,250	993,517
Grains	963,300	0.87%	1,020,950	258,500	940,783
Interest Rates U.S.	341,370	0.31%	588,950	95,748	386,928
Interest Rates Non-U.S.	2,135,046	1.93%	3,457,870	2,134,663	2,569,093
Metals:
– Exchange Traded Contracts	538,583	0.49%	896,500	136,083	467,076
– OTC Contracts	1,916,448	1.73%	1,926,969	571,955	1,871,623
Softs	899,027	0.81%	2,774,966	466,700	1,606,550
Indices	5,309,024	4.79%	5,508,384	1,532,367	3,180,302

Total	$17,247,916	15.57%

*	Average of month-end Values at Risk

As of June 30, 2008, Willowbridge Master’s total capital was $300,153,753. The Partnership owned 42.0% of Willowbridge Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$8,004,034	2.67%	8,004,034	$1,195,400	$4,981,921
Energy	5,957,250	1.98%	15,933,000	4,343,750	8,623,000
Grains	5,470,800	1.82%	5,470,800	417,000	3,107,960
Interest Rates U.S.	523,674	0.17%	3,496,800	423,000	1,527,491
Interest Rates Non-U.S.	3,576,411	1.19%	8,375,150	806,274	5,844,469
Livestock	225,600	0.08%	225,600	111,200	149,333
Metals:
– Exchange Traded Contracts	1,833,000	0.61%	4,950,750	916,500	2,742,333
Softs	1,945,800	0.65%	2,071,100	535,800	1,501,133

Total	$27,536,569	9.17%

*	Average of month-end Values at Risk

As of June 30, 2008, Aspect Master’s total capital was $231,593,263. The Partnership owned 66.6% of Aspect Master.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$4,407,405	1.90%	$5,456,297	$1,762,375	$4,072,910
Energy	3,891,550	1.68%	4,744,750	1,275,450	3,370,517
Grains	1,123,839	0.49%	1,152,192	359,362	806,348
Interest Rates U.S.	61,505	0.03%	1,517,950	49,886	384,168
Interest Rates Non-U.S.	6,836,385	2.95%	8,869,154	1,490,653	4,834,032
Livestock	95,900	0.04%	203,800	92,800	108,633
Metals:
– Exchange Traded Contracts	454,250	0.20%	669,250	250,500	418,000
– OTC Contracts	1,384,404	0.60%	1,384,404	456,013	1,068,468
Softs	1,233,071	0.53%	1,253,530	388,560	956,019
Indices	5,453,638	2.35%	5,453,638	1,644,201	3,465,578

Total	$24,941,947	10.77%

*	Average of month-end Values at Risk

As of June 30, 2008, CFM Master’s total capital was $192,453,227. The Partnership owned 85.4% of CFM Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$1,479,427	0.77%	$3,268,300	$675,295	$1,511,807
Energy	1,836,306	0.95%	2,417,206	104,502	714,191
Grains	224,500	0.12%	291,500	83,400	180,933
Interest Rates U.S.	1,305,000	0.68%	3,370,050	177,571	1,321,350
Interest Rates Non-U.S.	2,206,714	1.15%	5,323,361	192,944	1,796,978
Metals:
– Exchange Traded Contracts	160,500	0.08%	197,250	14,750	118,306
Softs	696,205	0.36%	799,673	286,274	621,572
Indices	1,240,977	0.64%	7,123,907	873,594	4,508,514

Total	$9,149,629	4.75%

*	Average of month-end Values at Risk

As of June 30, 2008, Winton Master’s total capital was $566,425,794. The Partnership owned 24.3% of Winton Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$3,803,627	0.67%	$5,762,547	$3,711,917	$4,396,103
Energy	4,144,950	0.73%	5,618,000	3,028,550	4,165,400
Grains	2,799,144	0.50%	3,880,322	1,912,675	2,781,729
Interest Rates U.S.	2,167,200	0.38%	2,615,600	160,797	1,198,017
Interest Rates Non-U.S.	4,659,574	0.82%	5,714,598	1,875,349	4,632,906
Livestock	135,970	0.02%	346,800	53,775	212,283
Lumber	3,300	0.00%**	3,300	2,200	3,300
Metals:
– Exchange Traded Contracts	1,394,750	0.25%	2,028,500	1,125,750	1,594,667
– OTC Contracts	1,647,127	0.29%	1,718,310	1,009,998	1,632,542
Softs	679,622	0.12%	1,498,048	625,308	852,049
Indices	10,589,074	1.87%	10,676,120	2,612,290	7,121,637

Total	$32,024,338	5.65%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2008, AAA Master’s total capital was $1,112,521,530. The Partnership owned 9.7% of AAA Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$154,277,694	13.87%	$179,466,923	$107,720,171	$144,064,745
Energy Swaps	1,620,046	0.14%	1,620,046	1,620,046	1,620,046

Total	$155,897,740	14.01%

*	Average of month-end Values at Risk

As of June 30, 2008, Graham Master’s total capital was $224,385,869. The Partnership owned 46.6% of Graham Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$19,837,251	8.84%	$31,973,478	$18,266,120	$23,671,018
Energy	1,857,150	0.83%	3,930,500	835,225	2,163,498
Grains	1,210,500	0.54%	1,281,500	203,200	547,016
Interest Rates U.S.	290,550	0.13%	638,450	31,860	274,967
Interest Rates Non-U.S.	1,544,641	0.69%	3,159,901	546,990	1,836,321
Metals:
– Exchange Traded Contracts	64,000	0.03%	490,757	8,000	224,419
– OTC Contracts	776,696	0.34%	884,348	151,086	626,188
Softs	551,391	0.25%	609,596	37,571	440,683
Indices	3,950,381	1.76%	4,517,707	631,538	3,473,498

Total	$30,082,560	13.41%

*	Average of month-end Values at Risk

As of June 30, 2008, Avant Master’s total capital was $61,171,218. The Partnership owned 56.9% of Avant Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
Energy	$4,125,944	6.74%	$4,911,882	$1,427,832	2,847,163

Totals	$4,125,944	6.74%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

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

For the account of the Partnership, the amount of Redeemable Units sold as of June 30, 2008 is 1,592,759.5704 and the aggregate offering price of the amount sold as of June 30, 2008 is $1,514,349,699.

From the effective date of the first Registration Statement to June 30, 2008, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to June 30, 2008, the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,514,349,699.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	19,090.3541	$1,066.54	N/A	N/A
May 1, 2008 – May 31, 2008	11,904.8161	$1,108.57	N/A	N/A
June 1, 2008 – June 30, 2008	17,095.9563	$1,159.50	N/A	N/A
	48,091.1265	$1,109.99

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

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2008