Form 10-Q
period 2008-09-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2008-11-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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
55 E. 59th Street – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of October 31, 2008, 769,600.4687 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 25

Item 4T.	Controls and Procedures	26

PART II - Other Information		27 – 31
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:

Investment in Partnerships, at fair value	$890,732,375	$827,981,275
Equity in commodity futures trading account:
Cash	16,175,422	10,695,251
Cash margin	1,933,286	1,604,831
Net unrealized appreciation on open futures contracts	1,022,020	542,881
Unrealized appreciation on open forward contracts	108,206	173,914

	909,971,309	840,998,152
Distribution receivable	615,419	1,595,260
Interest receivable	12,411	24,265

Total assets	$910,599,139	$842,617,677

Liabilities and Partners’ Capital:

Liabilities:
Unrealized depreciation on open forward contracts	$195,365	$291,696
Accrued expenses:
Brokerage commissions	4,172,684	3,860,661
Management fees	1,454,320	1,341,948
Incentive fees	4,004,117	1,798,237
Other	359,456	304,827
Redemptions payable	15,053,328	15,844,237

Total liabilities	25,239,270	23,441,606

Partners’ Capital:
General Partner, 9,701.7842 and 8,799.7212 Unit equivalents outstanding in 2008 and 2007	10,892,290	8,857,887
Limited Partners, 778,891.5427 and 804,995.3152 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	874,467,579	810,318,184

Total partners’ capital	885,359,869	819,176,071

Total liabilities and partners’ capital	$910,599,139	$842,617,677

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners
	Fair Value	Capital
Futures Contracts Purchased
Interest Rates — U.S.	$(44,886)	(0.01)%
Interest Rates Non — U.S.	12,369	0.00 *
Metals	(10,500)	(0.00)*

Total futures contracts purchased	(43,017)	(0.01)

Futures Contracts Sold
Energy	151,197	0.02
Grains	518,699	0.06
Indices	82,009	0.01
Interest Rates Non — U.S.	(13,215)	(0.00)*
Metals	91,440	0.01
Softs	234,907	0.02

Total futures contracts sold	1,065,037	0.12

Net unrealized appreciation on open futures contracts	1,022,020	0.11

Unrealized Appreciation on Open Forward Contracts
Currencies	108,206	0.01

Total unrealized appreciation on open forward contracts	108,206	0.01

Unrealized Depreciation on Open Forward Contracts
Currencies	(195,365)	(0.02)

Total unrealized depreciation on open forward contracts	(195,365)	(0.02)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	109,860,001	12.41
CMF Willowbridge Argo Master Fund L.P.	124,649,672	14.08
CMF Aspect Master Fund L.P.	133,635,990	15.09
CMF Capital Fund Management Master Fund L.P.	145,851,495	16.47
CMF Winton Master L.P.	124,325,665	14.04
Citigroup AAA Master Fund LLC	123,107,301	13.91
CMF Graham Capital Master Fund L.P.	98,779,131	11.16
CMF Avant Master Fund L.P.	30,523,120	3.45

Total investment in Partnerships	890,732,375	100.61

Total fair value	$891,667,236	100.71%

*	Due to rounding.
See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$299,389	0.04%
Grains	214,365	0.02
Interest Rates-U.S.	(16,153)	(0.00	)*
Interest Rates Non-U.S.	(20,943)	(0.00	)*
Metals	6,780	0.00	*
Softs	75,351	0.01

Total futures contracts purchased	558,789	0.07

Futures Contracts Sold
Energy	17,300	0.00	*
Indices	(30,964)	(0.00	)*
Interest Rates Non-U.S.	(2,244)	(0.00	)*

Total futures contracts sold	(15,908)	(0.00)

Net unrealized appreciation on open futures contracts	542,881	0.07%

Unrealized Appreciation on Open Forward Contracts
Currencies	173,914	0.02

Total unrealized appreciation on open forward contracts	173,914	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(291,696)	(0.04)

Total unrealized depreciation on open forward contracts	(291,696)	(0.04)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,383,810	10.79
CMF Willowbridge Argo Master Fund L.P.	94,323,862	11.51
CMF Aspect Master Fund L.P.	132,307,617	16.15
CMF Capital Fund Management Master Fund L.P.	174,638,041	21.32
CMF Winton Master L.P.	120,393,278	14.70
SB AAA Master Fund LLC	92,271,313	11.27
CMF Graham Capital Master Fund L.P.	90,868,168	11.09
CMF Avant Master Fund L.P.	34,795,186	4.25

Total investment in Partnerships	827,981,275	101.08

Total fair value	$828,406,374	101.13%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions and foreign currencies	$1,857,541	$(914,511)	$6,853,878	$(6,568,121)
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(10,513,334)	(5,568,447)	156,470,471	68,411,736

Gain (loss) from trading, net	(8,655,793)	(6,482,958)	163,324,349	61,843,615
Interest income	46,579	256,183	155,939	1,618,618

Total income (loss)	(8,609,214)	(6,226,775)	163,480,288	63,462,233

Expenses:
Brokerage commissions, including clearing fees of $5,255, $18,940, $17,187 and $163,214, respectively	12,249,283	11,519,719	37,015,800	35,646,121
Management fees	4,264,238	3,987,695	12,856,036	12,302,630
Incentive fees	4,004,117	587,205	17,663,465	1,988,720
Other	469,999	365,397	1,059,771	789,617

Total expenses	20,987,637	16,460,016	68,595,072	50,727,088

Net income (loss)	(29,596,851)	(22,686,791)	94,885,216	12,735,145
Additions – Limited Partners	48,526,000	24,324,000	116,696,699	76,154,000
Additions – General Partner	—	—	1,000,000	—
Redemptions – Limited Partners	(48,689,831)	(53,003,977)	(146,398,117)	(177,525,619)

Net increase (decrease) in Partners’ Capital	(29,760,682)	(51,366,768)	66,183,798	(88,636,474)
Partners’ Capital, beginning of period	915,120,551	857,798,311	819,176,071	895,068,017

Partners’ Capital, end of period	$885,359,869	$806,431,543	$885,359,869	$806,431,543

Net Asset Value per Unit (788,593.3269 and 847,319.5319 Units outstanding at September 30, 2008 and 2007, respectively)	$1,122.71	$951.74	$1,122.71	$951.74

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(36.79)	$(25.38)	$116.10	$15.95

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$94,885,216	$12,735,145
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in cash margin	(328,455)	11,122,626
Purchase of investment in Partnerships	(106,279,699)	(50,877,460)
Proceeds from sale of investment in Partnerships	200,469,149	132,395,738
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(156,940,550)	(68,148,522)
(Increase) decrease in net unrealized appreciation on open futures contracts	(479,139)	(680,179)
(Increase) decrease in unrealized appreciation on open forward contracts	65,708	233,870
(Increase) decrease in distribution receivable	979,841	—
(Increase) decrease in interest receivable	11,854	252,296
Increase (decrease) in unrealized depreciation on open forward contracts	(96,331)	183,207
Accrued expenses:
Increase (decrease) in brokerage commissions	312,023	(382,866)
Increase (decrease) in management fees	112,372	(135,652)
Increase (decrease) in incentive fees	2,205,880	425,300
Increase (decrease) in other	54,629	(60,773)

Net cash provided by (used in) operating activities	34,972,498	37,062,730

Cash flows from financing activities:
Proceeds from additions – Limited Partners	116,696,699	76,154,000
Proceeds from additions – General Partner	1,000,000	—
Payments for redemptions – Limited Partners	(147,189,026)	(172,269,661)

Net cash provided by (used in) financing activities	(29,492,327)	(96,115,661)

Net change in cash	5,480,171	(59,052,931)
Cash, at beginning of period	10,695,251	75,327,726

Cash, at end of period	$16,175,422	$16,274,795

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As of September 30, 2008, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and Avant Capital Management L.P. (“Avant”), (each an “Advisor” and collectively, the “Advisors”).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(25.96)	$(20.06)	$154.80	$30.72
Interest income	0.06	0.28	0.19	1.72
Expenses **	(10.89)	(5.60)	(38.89)	(16.49)

Increase (decrease) for the period	(36.79)	(25.38)	116.10	15.95
Net Asset Value per Redeemable Unit, beginning of period	1,159.50	977.12	1,006.61	935.79

Net Asset Value per Redeemable Unit, end of period	$1,122.71	$951.74	$1,122.71	$951.74

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008	2007

Ratios to average net assets:***
Net investment income (loss) before incentive fees ****	(7.7)%		(7.5)%		(7.8)%	(7.5)%

Operating expenses	7.7%		7.6%		7.9%	7.8%
Incentive fees	0.5%		0.1%		2.0%	0.2%

Total expenses	8.2%		7.7%		9.9%	8.0%

Total return:
Total return before incentive fees	(2.7	) %	(2.5	) %	13.8%	2.0%
Incentive fees	(0.5)%		(0.1)%		(2.3)%	(0.3)%

Total return after incentive fees	(3.2	) %	(2.6	) %	11.5%	1.7%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value of these interests during the nine months ended September 30, 2008 and the year ended December 31, 2007 based on a monthly calculation, were $679,101 and $2,001,553, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007 were $934,861 and $425,099, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,022,020	$1,022,020	$—	$—
Forwards	108,206	—	108,206	—
Investment in Partnerships	890,732,375	—	890,732,375	—

Total assets	891,862,601	1,022,020	890,840,581	—

Liabilities
Forwards	$195,365	$—	$195,365	$—

Total liabilities	195,365	—	195,365	—

Total fair value	$891,667,236	$1,022,020	$890,645,216	$—

5.	Investment in Partnerships:

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
September 30, 2008
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

On October 1, 2005, the assets allocated to AAA for trading were invested in the Citigroup AAA Master Fund LLC, formerly known as SB AAA Master Fund LLC, (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of the AAA Master with cash of $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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
September 30, 2008
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

At September 30, 2008, the Partnership owned approximately 91.7% of Drury Master, 43.4% of Willowbridge Master, 65.7% of Aspect Master, 83.0% of CFM Master, 25.4% of Winton Master, 9.8% of AAA Master, 48.2% of Graham Master and 56.8% of Avant Master. At December 31, 2007, the Partnership owned approximately 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Drury Master	$126,163,844	$6,407,391	$119,756,453
Willowbridge Master	287,503,914	249,408	287,254,506
Aspect Master	206,756,303	3,207,551	203,548,752
CFM Master	175,954,777	151,871	175,802,906
Winton Master	490,507,894	1,597,793	488,910,101
AAA Master	1,876,577,674	621,697,910	1,254,879,764
Graham Master	232,440,697	27,525,390	204,915,307
Avant Master	70,390,528	16,633,570	53,756,958
	70,390,528
Total	$3,466,295,631	$677,470,884	$2,788,824,747

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Drury Master	$108,054,628	$12,255,168	$95,799,460
Willowbridge Master	213,552,209	497,187	213,055,022
Aspect Master	209,651,889	6,956,669	202,695,220
CFM Master	198,156,942	481,241	197,675,701
Winton Master	464,943,301	7,898,168	457,045,133
AAA Master	1,160,130,922	160,677,386	999,453,536
Graham Master	223,277,892	9,683,505	213,594,387
Avant Master	66,335,555	3,664,226	62,671,329

Total	$2,644,103,338	$202,113,550	$2,441,989,788

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2008		For the three months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	12.41%	109,860,001	$10,054,811	$30,796	$6,031	$10,017,984	Commodity Portfolio	Monthly
Willowbridge Master	14.08%	124,649,672	4,162,880	52,886	4,039	4,105,955	Commodity Portfolio	Monthly
Aspect Master	15.09%	133,635,990	(13,002,236)	58,076	6,648	(13,066,960)	Commodity Portfolio	Monthly
CFM Master	16.47%	145,851,495	(13,467,502)	294,646	8,477	(13,770,625)	Commodity Portfolio	Monthly
Winton Master	14.04%	124,325,665	(9,605,705)	27,905	2,354	(9,635,964)	Commodity Portfolio	Monthly
AAA Master	13.91%	123,107,301	18,984,709	82,066	24,400	18,878,243	Energy Markets	Monthly
Graham Master	11.16%	98,779,131	(3,868,594)	119,524	3,148	(3,991,266)	Commodity Portfolio	Monthly
Avant Master	3.45%	30,523,120	(3,616,557)	17,543	7,998	(3,642,098)	Energy Markets	Monthly

Total		$890,732,375	$(10,358,194)	$683,442	$63,095	$(11,104,731)

	September 30, 2008		For the nine months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	12.41%	109,860,001	$28,506,176	$114,125	$22,194	$28,369,857	Commodity Portfolio	Monthly
Willowbridge Master	14.08%	124,649,672	38,410,209	138,957	11,728	38,259,524	Commodity Portfolio	Monthly
Aspect Master	15.09%	133,635,990	15,938,727	176,074	17,108	15,745,545	Commodity Portfolio	Monthly
CFM Master	16.47%	145,851,495	4,527,139	1,084,936	24,549	3,417,654	Commodity Portfolio	Monthly
Winton Master	14.04%	124,325,665	16,014,563	102,946	6,671	15,904,946	Commodity Portfolio	Monthly
AAA Master	13.91%	123,107,301	38,741,974	229,392	57,717	38,454,865	Energy Markets	Monthly
Graham Master	11.16%	98,779,131	13,819,977	402,848	10,722	13,406,407	Commodity Portfolio	Monthly
Avant Master	3.45%	30,523,120	2,488,453	64,186	22,356	2,401,911	Energy Markets	Monthly

Total		$890,732,375	$158,447,218	$2,313,464	$173,045	$155,960,709

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

	December 31, 2007		For the three months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	10.79%	$88,383,810	$(6,786,465)	$37,222	$9,111	$(6,832,798)	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	(2,991,802)	38,145	3,410	(3,033,357)	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	(9,496,014)	74,885	4,445	(9,575,344)	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	7,341,005	582,497	10,113	6,748,395	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	6,249,799	55,127	3,472	6,191,200	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	2,789,390	74,326	15,539	2,699,525	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	(869,026)	90,494	3,918	(963,438)	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(2,095,916)	53,097	5,243	(2,154,256)	Energy Markets	Monthly

Total		$827,981,275	$(5,859,029)	$1,005,793	$55,251	$(6,920,073)

	December 31, 2007		For the nine months ended September 30, 2007
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

Drury Master	10.79%	$88,383,810	$9,529,290	$167,109	$27,442	$9,334,739	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	1,832,511	164,943	12,060	1,655,508	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	6,995,909	226,037	15,004	6,754,868	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	18,198,568	1,792,084	32,073	16,374,411	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	14,839,395	222,287	10,947	14,606,161	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	11,357,060	214,950	33,667	11,108,443	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	11,171,211	268,893	12,335	10,889,983	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(2,451,328)	107,647	16,616	(2,575,591)	Energy Markets	Monthly

Total		$827,981,275	$71,472,616	$3,163,950	$160,144	$68,148,522

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciation on open forward contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008 Partnership capital increased 8.1% from $819,176,071 to $885,359,869. This increase was attributable to the net income from operations of $94,885,216 and additional sales of 107,830.7877 Redeemable Units of Limited Partnership Interest totaling $116,696,699, and 902.0630 Units of General Partnership Interest totaling $1,000,000, which was partially offset by the redemption of 133,934.5602 Redeemable Units of Limited Partnership Interest resulting in an outflow of $146,398,117. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

Options. The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncement.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. “The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.”

Results of Operations

      During the third quarter of 2008, the Partnership’s Net Asset Value per Redeemable Unit decreased 3.2% from $1,159.50 to $1,122.71 as compared to a decrease of 2.6% in the same period of 2007. The Partnership experienced a net trading loss (comprised of net realized gains on closed positions and change in net unrealized losses on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2008 of $8,655,793. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, and softs and were partially offset by gains in U.S. interest rates, livestock, metals, indices and lumber. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and change in net unrealized losses on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2007 of $6,482,958. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates, and lumber.

     The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub- prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid this backdrop, the Partnership suffered small losses for the quarter from currencies and agricultural commodities.

     The U.S. Dollar experienced steep declines in early September, only to reverse late month in a dramatic rise as the financial crisis reached Europe. Short position in Japanese Yen also contributed to losses as exchange rates fell sharply from 108.80 down to 104.66 in the first half of September. In grains markets, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

     Profits generated from trading equity indices and metals only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from the Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership. Gains were also realized in short position in base metals as prices fell on lower expected demand for the sector attributed to sluggish car sales in Europe and the U.S.

     During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 11.5% from $1,006.61 to $1,122.71 as compared to an increase of 1.7% in the same period of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the nine months ended September 30, 2008 of $163,324,349. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and softs. The Partnership experienced a net trading gain (comprised of realized losses on closed positions and change in net unrealized gains on open positions and investment in Partnerships) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $61,843,615. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, indices and lumber and were partially offset by losses in U.S. interest rates, livestock, metals and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2008 decreased $209,604 and $1,462,679, respectively as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 increased $729,564 and $1,369,679, respectively as compared to the corresponding periods in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 increased $276,543 and $553,406, respectively as compared to the corresponding periods in 2007. The increase is due to an increase in net assets in 2008 as compared to 2007.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $4,004,117 and $17,663,465, respectively. Trading performance for the three and nine months ended September 30, 2007 resulted in incentive fees of $587,205 and $1,988,720, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2008 and the highest, lowest and average values, during the three months ended September 30, 2008. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, the Partnership’s total capital was $885,359,869.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$222,885	0.03%	$629,775	$164,700	$332,730
Energy	607,500	0.07%	1,385,500	91,250	512,200
Grains	264,000	0.03%	500,500	75,840	247,733
Interest Rates U.S.	153,000	0.02%	227,200	15,000	103,667
Interest Rates Non-U.S.	129,054	0.01%	484,494	74,732	172,291
Metals:
– Exchange Traded Contracts	82,000	0.01%	415,000	63,750	248,500
Softs	120,600	0.01%	267,360	83,100	179,193
Indices	73,126	0.01%	146,712	54,689	110,211

Total	$1,652,165	0.19%

*	Average of month-end Values at Risk

As of September 30, 2008, Drury Master’s total capital was $119,756,453. The Partnership owned approximately 91.7% of Drury Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$2,479,875	2.07%	$5,669,608	$2,479,875	$4,420,163
Energy	4,004,250	3.35%	4,282,250	31,800	2,887,650
Grains	1,569,000	1.31%	1,569,000	662,150	993,383
Interest Rates U.S.	76,000	0.06%	1,280,950	57,000	270,934
Interest Rates Non-U.S.	672,878	0.56%	2,521,163	672,878	1,372,797
Metals:
– Exchange Traded Contracts	541,750	0.45%	988,250	119,000	557,250
– OTC Contracts	2,564,206	2.14%	2,883,190	1,621,511	2,233,863
Softs	1,124,308	0.94%	1,326,936	761,727	1,052,643
Indices	3,413,557	2.85%	5,767,562	3,413,557	4,464,238

Total	$16,445,824	13.73%

*	Average of month-end Values at Risk

As of September 30, 2008, Willowbridge Master’s total capital was $287,254,506. The Partnership owned approximately 43.4% of Willowbridge Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$2,172,488	0.75%	$11,556,229	$1,289,789	$5,293,563
Energy	1,926,250	0.67%	6,294,750	1,926,250	2,861,283
Grains	1,541,000	0.54%	5,325,300	201,000	1,334,333
Interest Rates Non-U.S.	1,568,237	0.55%	4,420,669	1,014,083	3,125,016
Livestock	53,600	0.02%	220,000	53,600	54,400
Metals:
– Exchange Traded Contracts	770,500	0.27%	6,385,000	770,500	1,450,917
Softs	663,300	0.23%	2,169,500	120,600	524,700

Total	$8,695,375	3.03%

*	Average of month-end Values at Risk

As of September 30, 2008, Aspect Master’s total capital was $203,548,752. The Partnership owned approximately 65.7% of Aspect Master.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$3,100,873	1.52%	$7,405,062	$2,401,470	$4,709,380
Energy	1,316,062	0.65%	4,174,850	911,275	1,732,633
Grains	142,571	0.07%	1,123,102	84,806	388,994
Interest Rates U.S.	1,519,200	0.75%	3,458,200	128,150	2,014,267
Interest Rates Non-U.S.	3,163,063	1.55%	8,325,577	2,997,830	5,037,763
Livestock	201,100	0.10%	283,500	66,700	187,667
Metals:
– Exchange Traded Contracts	509,000	0.25%	1,027,750	219,500	440,917
– OTC Contracts	1,797,978	0.88%	3,185,925	652,258	1,812,016
Softs	567,631	0.28%	1,461,690	489,113	956,540
Indices	1,619,873	0.80%	7,152,565	1,619,873	3,261,781

Total	$13,937,351	6.85%

*	Average of month-end Values at Risk

As of September 30, 2008, CFM Master’s total capital was $175,802,906. The Partnership owned approximately 83.0% of CFM Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$977,810	0.55%	$4,038,675	$396,280	$1,744,859
Energy	218,000	0.12%	3,024,050	117,012	1,780,850
Grains	51,000	0.03%	269,500	51,000	102,925
Interest Rates U.S.	301,600	0.17%	3,063,050	135,149	1,338,500
Interest Rates Non-U.S.	423,852	0.24%	3,392,542	423,852	1,521,058
Metals:
– Exchange Traded Contracts	34,500	0.02%	283,750	27,500	72,833
Softs	98,576	0.06%	903,874	98,576	461,278
Indices	417,197	0.24%	9,954,147	417,197	4,293,099

Total	$2,522,535	1.43%

*	Average of month-end Values at Risk

As of September 30, 2008, Winton Master’s total capital was $488,910,101. The Partnership owned approximately 25.4% of Winton Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$2,536,881	0.52%	$3,807,089	$2,255,442	$2,858,142
Energy	1,450,250	0.30%	6,420,400	1,450,250	4,019,433
Grains	676,380	0.14%	2,752,000	676,380	1,586,681
Interest Rates U.S.	2,291,950	0.47%	3,934,150	1,850,700	2,844,617
Interest Rates Non-U.S.	4,020,151	0.82%	6,764,425	3,079,904	5,158,804
Livestock	178,000	0.04%	178,000	32,205	111,747
Lumber	2,200	0.00%**	5,400	2,200	2,567
Metals:
– Exchange Traded Contracts	241,750	0.05%	1,869,500	114,250	643,417
– OTC Contracts	1,050,956	0.22%	1,856,086	683,145	1,076,510
Softs	461,926	0.09%	854,028	461,926	642,026
Indices	7,161,056	1.46%	12,018,105	7,091,823	9,534,109

Total	$20,071,500	4.11%

*	Average of month-end Values at Risk

**	Due to rounding

As of September 30, 2008, AAA Master’s total capital was $1,254,879,764. The Partnership owned approximately 9.8% of AAA Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$271,550,416	21.64%	$347,331,891	$160,617,551	$244,071,688
Energy Swaps	1,620,046	0.13%	1,620,046	1,620,046	1,620,046

Total	$273,170,462	21.77%

*	Average of month-end Values at Risk

As of September 30, 2008, Graham Master’s total capital was $204,915,307. The Partnership owned approximately 48.2% of Graham Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$18,000	0.01%	$34,000	$4,400	$18,000
– OTC Contracts	9,276,313	4.53%	27,527,348	7,928,147	19,253,186
Energy	1,418,960	0.69%	2,825,275	335,875	1,013,172
Grains	657,800	0.32%	1,045,500	66,550	361,157
Interest Rates U.S.	320,600	0.16%	2,381,150	24,412	691,367
Interest Rates Non-U.S.	1,150,706	0.56%	3,767,848	461,503	1,814,976
Livestock	21,600	0.01%	21,600	800	10,500
Metals:
– Exchange Traded Contracts	285,250	0.14%	656,500	92,000	245,197
– OTC Contracts	641,670	0.31%	1,415,425	374,315	536,684
Softs	551,663	0.27%	596,579	293,730	480,354
Indices	1,980,731	0.97%	5,270,747	1,227,969	2,934,659

Total	$16,323,293	7.97%

*	Average of month-end Values at Risk

As of September 30, 2008, Avant Master’s total capital was $53,756,958. The Partnership owned approximately 56.8% of Avant Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
Energy	$2,753,564	5.12%	$4,896,869	$890,731	$2,320,771

Totals	$2,753,564	5.12%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A, “Risk Factors” in the Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the account of the Partnership, the amount of Redeemable Units sold as of September 30, 2008 is 1,636,492.3238 and the aggregate offering price of the amount sold as of September 30, 2008 is $1,562,875,699.

From the effective date of the first Registration Statement to September 30, 2008, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $1,150,000.

From the effective date of the first Registration Statement to September 30, 2008, the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,562,875,699.

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

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	16,030.0774	$1,088.93	N/A	N/A
August 1, 2008 – August 31, 2008	14,939.6825	$1,083.08	N/A	N/A
September 1, 2008 – September 30, 2008	13,408.0285	$1,122.71	N/A	N/A
	44,377.7884	$1,097.17

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007, and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director

Date:	November 14, 2008