Form 10-K
period 2008-12-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2009-03-31
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
55 East 59 Street - 10th Fl.
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
Yes                          No  X
Limited Partnership Redeemable Units with an aggregate value of $903,871,332 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.
As of February 28, 2009, 718,549.6663 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

PART I
Item 1. Business.
     (a) General Development of Business. Citigroup Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering of 300,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) became effective March 27, 2003. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units of Limited Partnership Interest were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading.
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
     As of December 31, 2008, the Partnership no longer offers Redeemable Units for sale. Redemptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2008, 2007 and 2006 are reported in the Statements of Changes in Partners’ Capital on page F-14 under “Item 8. Financial Statements and Supplementary Data.”
     Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc (“Citigroup”).
     On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.
     As of December 31, 2008, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and Avant Capital Management L.P. (“Avant”), (each an “Advisor” and collectively, the “Advisors”). The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership.
     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreased to less than $400 per Redeemable Unit as of the close of any trading day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).
     On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”) a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 Redeemable Units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
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

     On October 1, 2005, the assets allocated to AAA for trading were invested in the Citigroup AAA Master Fund LLC, formerly SB AAA Master Fund LLC (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.
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
     Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.
     A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner/non-managing member elects to redeem and inform the Funds.
     Management and incentive fees are are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     As of December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. As of December 31, 2007, the Partnership owned approximately 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreements (the “Management Agreements”) the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a brokerage commission equal to 5.5% per year calculated and paid monthly based on .46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership directly and through its investment in the Funds will pay for the clearing fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2008 was $1,017,470,854.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
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
     New regulation may impact the Partnership’s trading.
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
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against Citigroup Global Markets (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Regulatory Matters
     Both the Department of Labor and the Internal Revenue Service (“IRS”) have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
IPO Civil Litigation
     In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying defendants’ motion to dismiss.
     On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases.
     On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed the district court’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiffs’ petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

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
     In September 2003, Citigroup Global Markets (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case was scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against Citigroup Global Markets (and Citibank) seeking to recover fees paid to Citigroup Global Markets in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.
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
     In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing Citigroup litigation reserves.
     On June 3, 2005, Citigroup Global Markets (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) Citigroup Global Markets. The district court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolved all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, was fully covered by Citigroup’s existing litigation reserves. It has been approved by The Board of Regents of the University of California (the lead plaintiff) and the Citigroup Board. On May 24, 2006, the district court in Texas gave final approval to Citigroup’s settlement of the securities class action.
     On January 2, 2007, the court entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state statutory and common law claims, had been filed on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On January 18, 2007, the court dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement including Citigroup Global Markets. The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On January 23, 2007, the court granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against Citigroup Global Markets (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The action is currently pending.
     On January 25, 2007, the court entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including Citigroup Global Markets). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.
     On August 15, 2007, Citigroup Global Markets (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until the court’s decision on class certification. Plaintiff filed its opposition on November 9, 2007 and Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008. This action was settled on February 14, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.
     On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action against Citigroup Global Markets (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until the court’s decision on class certification. Citigroup Global Markets and other defendants filed an opposition on January 28, 2008.
     On January 28, 2008, the Fifth Circuit Court of Appeals heard oral argument on plaintiffs’ appeal against the court’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against Citigroup Global Markets (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

     Citigroup Global Markets (along with Citigroup, Citibank, N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as “vulture funds” who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until the court’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007. Defendants filed partial summary judgment motions in both cases on December 6, 2007. A third action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.
     On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement agreement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pre-tax payment of $1.66 billion to Enron and will waive certain claims in the Enron bankruptcy proceeding. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs’’) and will release all claims against Citigroup. Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston. The amounts of both settlements were fully covered by Citigroup’s existing litigation reserves.
     On September 29, 2006, Citigroup Global Markets (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. On January 21, 2009, the parties settled. The case had been coordinated with Newby (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.
     Additional actions remain pending against Citigroup and its affiliates and JP Morgan Chase, as co-agents on certain Enron revolving credit facilities. The plaintiffs are commercial banks that participated in the facilities and purchasers of the resulting Enron bank debt on the secondary market. Plaintiffs allege that defendants aided and abetted Enron’s fraud, and the breaches of fiduciary duty of Enron’s officers, by engaging in transactions that they knew Enron was not properly reporting in its financial statements, and that defendants knew that Enron was in default under various provisions of its credit agreements and fraudulently failed to advise the syndicate members. These cases have been consolidated and are pending in the United States District Court for the Southern District of New York.
Dynegy Inc.
     On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the district court in October 2004. The court denied lead plaintiff’s request for leave to appeal.
     The court had also previously denied lead plaintiff’s motion for leave to amend. No appeal was timely filed. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement was covered by existing litigation reserves.
WorldCom-Related Litigation
     Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: WorldCom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets’ motion to dismiss the consolidated class action complaint and granted the plaintiffs’ motion for class certification.
     Pursuant to an order entered May 28, 2003, the district court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets’ research reports concerning WorldCom and/or Citigroup Global Markets’ role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The district court denied these motions and its rulings were upheld on appeal.
     Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remained pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.
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

     On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets’ research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action and the appeal has been dismissed.
     Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004. On June 22, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and Citigroup Global Markets, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
     On October 27, 2005, Citigroup and Citigroup Global Markets, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that had opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.
     An NASD arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12, 2005 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to Salomon Smith Barney research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and Citigroup Global Markets. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same claimants filed another NASD arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related respondents executed an agreement with the Sturms to settle all outstanding matters.
     On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the Securities Exchange Act of 1934, as amended, for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. (“TARGETS”) after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the court on January 11, 2005 and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing
     On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets’ roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The court granted preliminary approval of the settlement on March 8, 2005 and on July 6, 2005, granted final approval and rejected all objections to the settlement.
     In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with Citigroup Global Markets’ research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004 and settled it on September 12, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Citigroup-related defendants moved to dismiss the latter action on May 28, 2004, which motion is still pending. On August 20, 2008, plaintiff filed an amended complaint that narrowed the pending claims. The Citigroup-related defendants have yet to respond to the amended complaint.
     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.
Adelphia Communications Corporation
     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.
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
     Without admitting any liability, Citigroup Global Markets and numerous other financial institution defendants have agreed to settle In Re Adelphia Communications Corporation Securities and Derivative Litigation for a total of $250 million, subject to final court approval. The United States District Court for the Southern District of New York approved the settlement in November 2006. Citigroup Global Markets’ share of the settlement is covered by existing reserves.
Mutual Funds
     Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act of 1940, as amended, and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multidistrict Litigation rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup moved to dismiss the claims and the motion was granted. An appeal is currently pending. Several derivative actions and class actions were also dismissed against Citigroup defendants in this action (and Citigroup expects that additional actions will be dismissed on similar grounds).
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
     In May 2007, Citigroup Global Markets finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
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
     On December 2, 2004, the court granted in part and denied in part the Citigroup-related defendants’ motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the Metromedia action.
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the district court’s order granting class certification in the matter In Re Salomon Analyst Metromedia Litigation. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired Metromedia Fiber Network, Inc. securities during the class period. The settlement was preliminarily approved on November 19, 2008. The proposed settlement amount is covered by existing litigation reserves.
     On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In Re Salomon Analyst AT&T Litigation. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation, respectively. On March 23, 2007, the district court approved Citigroup’s settlement of the Focal action. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.
     Beginning in 2003, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws. In October 2006, Citigroup settled the two remaining Qwest-related actions: California State Teachers’ Retirement System v. Qwest Communications

International, Inc., et al., and State Universities Retirement System of Illinois v. Qwest Communications International Inc., et al.
     Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which was affirmed by the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case sought review by the United States Supreme Court; which was subsequently denied.
     On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. On May 18, 2006, the court gave final approval to the settlement. The settlement is final and no longer subject to appeal. The settlement amount was covered by existing litigation reserves.
     On August 17, 2005, in Disher v. Citigroup Global Markets Inc., the United States Court of Appeals for the Seventh Circuit reversed the district court’s grant of plaintiffs’ motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act (“SLUSA”). On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit, and then remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the district court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court and on February 16, 2007, Citigroup removed the reopened action to federal court. On May 3, 2007, the district court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.
Supervisory Investigation
     In May 2003, the SEC, NYSE and the NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.
Citigroup Shareholder Litigation
     In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup’s stock price fell once the true extent of Citigroup’s Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs’ response was filed on July 30, 2003 and Citigroup’s reply was filed on October 3,

2003. On August 10, 2004, Judge Swain granted Citigroup’s motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.
NASD Settlement
     In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD’s investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against Citigroup Global Markets and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. Citigroup Global Markets paid a penalty of $1.5 million.
     On March 21, 2008, an investor filed a complaint against Citigroup, Citigroup Global Markets and Smith Barney, and his financial advisor in the United States District Court for the Southern District of New York, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and Section 17 of the Securities Act of 1933, as well as claims for fraud, negligent misrepresentation, suitability, breach of fiduciary duty, and violation of applicable NASD and FINRA conduct rules, arising out of plaintiff’s investment in ARS. This action, Finn v. Smith Barney, et al., is currently stayed.
     On July 11, 2008, a complaint, Hansen Beverage Co. v. Citigroup Inc., et al., was filed against Citigroup, Citigroup Global Markets and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in Auction Rate Securities. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration
     On August 25, 2008, lead plaintiffs in In Re Citigroup Auction Rate Securities Litigation, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009.
     Citigroup and Citigroup Global Markets, along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) Mayor and City Council of Baltimore, Maryland v. Citigroup Inc., et al., and (2) Mayfield v. Citigroup Inc., et al., and both are pending in the United States District Court for the Southern District of New York. The parties currently are briefing defendants’ motions to dismiss these complaints, which were filed on January 15, 2009.

     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
Subprime-Mortgage Related Litigation
     Citigroup, along with numerous other financial institutions, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11, 12, and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, Citigroup Global Markets has been named as a defendant in (i) two alleged class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three alleged class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. On September 12, 2008, defendants, including Citigroup and Citigroup Global Markets, moved to dismiss the complaint in In Re American Home Mortgage Securities Litigation. A motion to remand to California state court has been filed in one of the Countrywide-related actions. The plaintiffs in each of the class actions have sought unspecified damages relating to the alleged losses sustained by the class.
     On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes, including Citigroup Global Markets, were named as defendants in two putative class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, arising out of various offerings of Citigroup notes during 2006, 2007, and 2008. On December 10, 2008, these two actions were consolidated under the caption In re Citigroup Inc. Bond Litigation, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.
     Citigroup Global Markets, along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which Citigroup Global Markets underwrote securities offerings. These actions assert that Citigroup Global Markets violated Sections 11 and 12 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption In Re Ambac Financial Group, Inc. Securities Litigation, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008. Defendants filed a motion to dismiss the complaint on October 21, 2008.
Other Matters
     On March 21, 2008, 19 putative class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption In Re American Home Mortgage securities Litigation. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by Citigroup Global Markets, among others. Defendants, including Citigroup and Citigroup Global Markets, filed a motion to dismiss the complaint on September 12, 2008.
     Beginning in August 2008, Citigroup Global Markets, along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. Citigroup Global Markets, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against Citigroup Global Markets and several other lawsuits pending against other defendants should be consolidated.
     Citigroup Global Markets, along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.
     Several civil litigations have been filed against Citigroup and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The alleged class action lawsuits have been consolidated in the Southern District of New York under the caption In Re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. Citigroup removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC. A consolidated amended class action complaint was filed in In Re MAT Five Securities Litigation on October 2, 2008. Defendants filed a motion to dismiss the complaint on December 4, 2008.
     A purported class action complaint, Leber v. Citigroup Inc., et al., was filed against Citigroup and its administration and investment committees, alleging that defendants engaged in prohibited transactions and breached their fiduciary duties of loyalty and prudence by authorizing or causing the Citigroup 401(k) Plan to invest in Citigroup-affiliated mutual funds and to purchase services from Citigroup-affiliated entities. The complaint was brought on behalf of all participants in the Citigroup 401(k) Plan from 2001 through the present.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in Leber v. Citigroup, Inc., et al., on August 29, 2008. The motion is currently pending.
     Beginning in October 2008, four putative class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by Citigroup Global Markets.

     In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of Citigroup Global Markets.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2008 was 25,194.

(c)	Dividends. The Partnership did not declare a distribution in 2008 or 2007. The Partnership does not intend to declare dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Use of Proceeds. The effective dates of the Securities Act registration statements for which the use of proceeds information is being disclosed are March 27, 2003, December 4, 2003 and October 7, 2004, and the Securities and Exchange Commission file numbers assigned to such registration statements are 333-102038, 333-110076 and 333-117275, respectively. On March 27, 2003, 300,000 Redeemable Units became effective for sale. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were sold at $1,000 per Redeemable Unit. After April 30, 2003, Redeemable Units were sold at Net Asset Value per Redeemable Unit. On December 4, 2003, an additional 700,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit. On October 7, 2004, an additional 1,000,000 Redeemable Units became effective for sale at a price equal to the Net Asset Value per Redeemable Unit.

For the twelve months ended December 31, 2008, there were additional sales of 181,317.5434 Redeemable Units of Limited Partnership Interest totaling $206,908,278 and General Partner’s contribution representing 902.0630 Unit equivalents totaling $1,000,000.

For the twelve months ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units of Limited Partnership Interest totaling $96,929,000.

For the twelve months ended December 31, 2006, there were additional sales of 264,201.9326 Redeemable Units of Limited Partnership Interest totaling $249,556,000.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D, as well as to a small number of persons who are non-accredited investors.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and total assets at December 31, 2008, 2007, 2006, 2005 and 2004 were as follows:

	2008	2007	2006	2005	2004
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $54,081,006, $51,503,887, $57,053,310, $52,829,855 and $38,266,916, respectively	$271,522,814	$51,964,083	$(4,575,484)	$(24,401,825)	$21,064,195
Interest income	8,606,237	29,043,564	34,415,640	19,554,975	6,333,576

	$280,129,051	$81,007,647	$29,840,156	$(4,846,850)	$27,397,771

Net income (loss)	$229,556,006	$59,503,224	$3,897,198	$(34,013,339)	$7,576,731

Increase (decrease) in Net Asset Value per Unit	$283.85	$70.82	$4.83	$(43.17)	$6.52

Total assets	$1,069,790,643	$842,617,677	$925,899,948	$881,378,897	$838,299,945

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
     The programs traded by each Advisor on behalf of the Partnership are: Drury — Diversified Trend-Following Program, Graham — Multi-Trend Program at 125% Leverage (“Multi-Trend”), JWH — Global Analytics Program, Aspect — Diversified Program, CFM — Discus Program, Winton — Diversified Program, AAA — Energy Program — Futures and Swaps (“Energy”), Willowbridge — Argo Trading System (“Argo”) and Avant — Diversified Program. As of December 31, 2008, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Drury 13%, Graham 11%, JWH 2%, Aspect 16%, CFM 17%, Winton 15%, AAA 13%, Willowbridge 12% and Avant 1%.
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
     The Diversified Trend-Following Program trades 30 portfolio instruments and is generally positioned in 18 of these instruments on average. Positions can be short as well as long. The Diversified Trend-

Following Program has no market or sector bias, as Drury believes that each instrument can produce long-term profits through the application of independent technical analysis and risk management.
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
     A support level is a previous low—a price level under the current market price at which point buying interest is expected to be sufficiently strong to overcome selling pressure.
     A resistance level is a previous high—a price level over the current market price at which point selling pressure is expected to overcome buying pressure and a price advance is expected to be turned back.
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
     A trend-following system is one that attempts to take advantage of the observable tendency of the markets to trend, and to tend to make exaggerated movements in both upward and downward directions as a result of such trends. These exaggerated movements are largely explained as a result of the influence of crowd psychology or the “herd instinct” among market participants.
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
     AAA Capital Management Adviors, Ltd.
     AAA trades its Energy program on behalf of AAA Master, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps.
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
     AAA generally bases its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. AAA attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. AAA uses options to attempt either to reduce or define risks.
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
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, and (iii) distribution and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the year ended December 31, 2008.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings except short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent, through CGM, that an exchange or clearing organization acts as counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no OTC swap contracts the Partnership/Funds are a party to. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).
     The General Partner monitors and controls the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
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
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to Limited Partners in connection with redemptions. For the year ended December 31, 2008, 207,556.2917 Redeemable Units were redeemed totaling $239,169,501. For the year ended December 31, 2007, 245,925.1928 Redeemable Units were redeemed totaling $232,324,170. For the year ended December 31, 2006, 228,418.4517 Redeemable Units were redeemed totaling $215,521,477.
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
     For the year ended December 31, 2008, there were additional sales of 181,317.5434 Redeemable Units totaling $206,908,278 and General Partner’s contribution representing 902.0630 Unit equivalents totaling $1,000,000. For the year ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units totaling $96,929,000. For the year ended December 31, 2006, there were additional sales of 264,201.9326 Redeemable Units totaling $249,556,000.
     (c) Results of Operations.
     For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 28.2% from $1,006.61 to $1,290.46. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 7.6% from $935.79 to $1,006.61. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit increased 0.5% from $930.96 to $935.79.
     The Partnership experienced a net trading gain of $325,603,820 before brokerage commissions and expenses in 2008. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, lumber, U.S. and non-U.S. interest rates, metals and softs.
     In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly pushing down global economic growth and presenting the U.S. economy with the hardest challenges since the Great Depression. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the largest U.S. financial institutions were under pressure. Faced with unprecedented rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in all the sectors.
     Profits were primarily realized from trading in energy, fixed income and equity indices. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets.
     The Partnership experienced a net trading gain of $103,467,970 before brokerage commissions and expenses in 2007. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, lumber, U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of metals and softs.
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
     The Partnership experienced a net trading gain of $52,477,826 before brokerage commissions and expenses in 2006. Gains were primarily attributed to the Partnership’s/Funds’ trading in metals, indices, energy and U.S. interest rates and were partially offset by losses recognized in the trading of currencies, grains, non-U.S. interest rates, livestock, softs and lumber.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers within the Partnership, and in the markets where the Partnership participates.
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
     (e) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Fair Value Measurements. The Partnership and the Funds adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.
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
     Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which it trades.
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
Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in other Partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2008 and December 31, 2007, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2008, the Partnership’s total capitalization was $1,017,470,854.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$288,144	0.03%	$629,775	$46,226	$352,693
Energy	452,600	0.04%	1,385,500	44,150	430,629
Grains	49,500	0.01%	500,500	31,500	190,333
Interest Rates U.S.	218,800	0.02%	257,600	12,750	145,760
Interest Rates Non -U.S.	324,474	0.03%	587,645	74,732	276,809
Metals	38,718	0.00%**	415,000	28,000	157,456
Softs	112,900	0.01%	267,360	6,000	134,253
Indices	44,716	0.01%	364,060	19,308	144,304

Total	$1,529,852	0.15%

*	Annual average of month-end Value at Risk

**	Due to Rounding
     As of December 31, 2007, the Partnership’s total capitalization was $819,176,071.

December 31, 2007
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$120,847	0.01%	$2,579,418	$75,600	$1,108,328
Energy	422,600	0.05%	4,474,400	108,000	1,293,596
Grains	205,000	0.03%	1,752,150	114,400	586,834
Interest Rates U.S.	131,700	0.02%	1,252,600	40,700	368,054
Interest Rates Non-U.S.	152,451	0.02%	3,032,734	128,876	1,054,881
Metals	115,500	0.01%	2,318,000	14,000	662,833
Softs	118,890	0.02%	1,852,200	34,515	575,357
Indices	105,408	0.01%	2,199,610	88,979	857,212

Total	$1,372,396	0.17%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, Drury Master’s total capitalization was $166,815,471. The Partnership owned approximately 92.4% of Drury Master.

	December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$2,581,094	1.54%	$17,727,084	$1,302,310	$3,479,486
Energy	2,986,750	1.79%	4,282,250	31,800	1,971,388
Grains	1,479,000	0.89%	2,329,350	256,500	1,129,692
Interest Rates U.S.	1,746,100	1.05%	1,746,100	57,000	586,117
Interest Rates Non-U.S.	4,058,791	2.43%	4,068,452	490,193	2,290,993
Metals	3,231,468	1.94%	3,926,979	584,529	2,383,966
Softs	985,316	0.59%	2,774,966	325,350	1,182,200
Indices	1,478,392	0.89%	5,767,562	881,189	2,873,542

Total	$18,546,911	11.12%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, Willowbridge Master’s total capitalization was $297,420,004. The Partnership owned approximately 42.5% of Willowbridge Master.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,945,600	0.65%	$11,556,229	$245,220	$3,464,607
Energy	816,000	0.27%	15,933,000	448,000	4,885,321
Grains	1,100,800	0.37%	5,470,800	201,000	2,038,390
Interest Rates U.S.	2,380,800	0.80%	4,367,200	219,300	1,272,506
Interest Rates Non-U.S.	3,571,688	1.20%	8,375,150	387,940	3,540,377
Metals	3,110,400	1.05%	8,742,000	764,750	4,883,083
Softs	819,200	0.28%	2,989,200	120,600	1,077,150

Total	$13,744,488	4.62%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Aspect Master’s total capitalization was $239,354,333. The Partnership owned approximately 67.8% of Aspect Master.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$3,017,826	1.26%	$7,405,062	$1,762,375	$3,652,203
Energy	1,802,535	0.75%	4,744,750	520,250	2,336,576
Grains	549,062	0.23%	1,268,423	84,806	622,221
Interest Rates U.S.	1,627,200	0.68%	3,458,200	49,886	1,299,759
Interest Rates Non-U.S.	6,748,387	2.82%	8,325,577	1,490,653	5,019,733
Livestock	156,600	0.06%	283,500	66,700	165,771
Metals	1,975,576	0.83%	4,213,675	86,337	1,755,108
Softs	775,053	0.32%	1,461,690	353,834	833,381
Indices	730,475	0.31%	7,152,565	584,698	2,556,035

Total	$17,382,714	7.26%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, CFM Master’s total capitalization was $204,030,347. The Partnership owned approximately 84.0% of CFM Master.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,154,757	0.57%	$5,248,775	$396,280	$1,493,127
Energy	117,440	0.06%	3,024,050	18,500	1,041,887
Grains	96,000	0.05%	291,500	41,685	138,757
Interest Rates U.S.	860,400	0.42%	3,370,050	82,729	1,301,688
Interest Rates Non -U.S.	904,335	0.44%	7,246,652	192,944	1,805,655
Metals	58,412	0.03%	283,750	10,250	95,853
Softs	144,740	0.07%	903,874	76,623	398,779
Indices	3,863,451	1.89%	9,954,147	385,099	4,151,612

Total	$7,199,535	3.53%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Winton Master’s total capitalization was $547,751,543. The Partnership owned approximately 27.4% of Winton Master.

December 31, 2008
					Low	Average
		% of Total		High	Value at	Value at
Market Sector	Value at Risk	Capitalization		Value at Risk	Risk	Risk*
Currencies	$4,842,125	0.88%		$6,844,904	$2,234,600	$4,333,162
Energy	1,417,010	0.26%		6,750,850	581,600	3,815,788
Grains	1,912,314	0.35%		4,647,430	41,072	2,278,577
Interest Rates U.S.	3,213,000	0.59%		4,165,350	160,797	2,234,433
Interest Rates Non-U.S.	6,633,201	1.21%		6,862,943	1,875,349	4,923,678
Livestock	87,200	0.02%		350,900	32,205	165,842
Lumber	1,100	0.00	% **	5,400	1,100	2,500
Metals	1,408,458	0.25%		4,997,086	797,395	2,496,016
Softs	762,259	0.14%		2,273,575	354,777	896,692
Indices	1,768,247	0.32%		12,018,105	1,433,950	5,538,325

Total	$22,044,914	4.02%

*	Annual average of month-end Value at Risk

**	Due to Rounding

     As of December 31, 2008 the AAA Master’s total capitalization was $1,338,631,099. The Partnership owned approximately 10.2% of AAA Master.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$306,037,030	22.86%	$393,679,114	$86,922,706	$205,141,776

Total	$306,037,030	22.86%

*	Average monthly Values at Risk
     As of December 31, 2008, Graham Master’s total capitalization was $224,490,942. The Partnership owned approximately 50.6% of Graham Master.

December 31, 2008

				Low	Average
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,855,003	0.83%	$35,051,712	$1,110,258	$17,137,503
Energy	446,536	0.20%	5,209,200	310,300	1,557,045
Grains	161,000	0.07%	1,281,500	52,500	498,714
Interest Rates U.S.	719,400	0.32%	2,381,150	24,412	619,143
Interest Rates Non-U.S.	1,293,650	0.58%	4,718,751	461,503	1,792,563
Livestock	13,200	0.01%	27,600	800	15,664
Metals	680,383	0.30%	2,071,925	31,044	777,494
Softs	201,831	0.09%	752,387	14,000	395,956
Indices	592,157	0.26%	5,407,658	235,978	2,482,935

Total	$5,963,160	2.66%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Avant Master’s total capitalization was $52,372,036. The Partnership owned approximately 57.2% of Avant Master.

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$807,633	1.54%	$4,921,092	$460,938	$2,563,495

Total	$807,633	1.54%

*	Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk
     The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”
Non-Trading Risk
     The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s/Fund’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2008 by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures and forward positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations — e.g., Australia.
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2008 the Partnership’s/Funds’ primary exposures were in the Sydney Futures Exchange (SFE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2008.
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

Item 8. Financial Statements and Supplementary Data.
CITIGROUP DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-5

Management’s Report on Internal Control over Financial Reporting	F-6

Reports of Independent Registered Public Accounting Firms	F-7 – F-9

Financial Statements:

Statements of Financial Condition at December 31, 2008 and 2007	F-10

Schedules of Investments at December 31, 2008 and 2007	F-11 – F-12

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-13

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-14

Notes to Financial Statements	F-15 – F-24

Selected Unaudited Quarterly Financial Data	F-25

Financial Statements of Citigroup AAA Master Fund LLC

Oath or Affirmation	F-26

Reports of Independent Registered Public Accounting Firms	F-27 – F-28

Statements of Financial Condition at December 31, 2008 and 2007	F-29

Schedules of Investments at December 31, 2008 and 2007	F-30 – F-31

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-32

Statements of Changes in Members’ Capital for the years ended December 31, 2008, 2007 and 2006	F-33

Notes to Financial Statements	F-34 – F-39

Selected Unaudited Quarterly Financial Data	F-40

Financial Statements of CMF Aspect Master Fund L.P.

Oath or Affirmation	F-41

Reports of Independent Registered Public Accounting Firms	F-42 – F-43

Statements of Financial Condition at December 31, 2008 and 2007	F-44

Schedules of Investments at December 31, 2008 and 2007	F-45 – F-46

CITIGROUP DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-47

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-48

Notes to Financial Statements	F-49 – F-54

Selected Unaudited Quarterly Financial Data	F-55

Financial Statements of CMF Capital Fund Management Master Fund L.P.

Oath or Affirmation	F-56

Reports of Independent Registered Public Accounting Firms	F-57 – F-58

Statements of Financial Condition at December 31, 2008 and 2007	F-59

Schedules of Investments at December 31, 2008 and 2007	F-60 – F-61

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-62

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-63

Notes to Financial Statements	F-64 – F-68

Selected Unaudited Quarterly Financial Data	F-69

Financial Statements of CMF Drury Capital Master Fund L.P.

Oath or Affirmation	F-70

Reports of Independent Registered Public Accounting Firms	F-71 – F-72

Statements of Financial Condition at December 31, 2008 and 2007	F-73

Schedules of Investments at December 31, 2008 and 2007	F-74 – F-75

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-76

CITIGROUP DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-77

Notes to Financial Statements	F-78 – F-83

Selected Unaudited Quarterly Financial Data	F-84

Financial Statements of CMF Willowbridge Argo Master Fund L.P.

Oath or Affirmation	F-85

Reports of Independent Registered Public Accounting Firms	F-86 – F-87

Statements of Financial Condition at December 31, 2008 and 2007	F-88

Schedules of Investments at December 31, 2008 and 2007	F-89 – F-90

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-91

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-92

Notes to Financial Statements	F-93 – F-98

Selected Unaudited Quarterly Financial Data	F-99

Financial Statements of CMF Winton Master L.P.

Oath or Affirmation	F-100

Reports of Independent Registered Public Accounting Firms	F-101 – F-102

Statements of Financial Condition at December 31, 2008 and 2007	F-103

Schedules of Investments at December 31, 2008 and 2007	F-104 – F-105

Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006	F-106

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	F-107

CITIGROUP DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Notes to Financial Statements	F-108 – F-113

Selected Unaudited Quarterly Financial Data	F-114

Financial Statements of CMF Graham Capital Master Fund L.P.

Oath or Affirmation	F-115

Reports of Independent Registered Public Accounting Firms	F-116 – F-117

Statements of Financial Condition at December 31, 2008 and 2007	F-118

Schedules of Investments at December 31, 2008 and 2007	F-119 – F-120

Statements of Income and Expenses for the year ended December 31, 2008, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-121

Statements of Changes in Partners’ Capital for the year ended December 31, 2008, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-122

Notes to Financial Statements	F-123 – F-128

Selected Unaudited Quarterly Financial Data	F-129

Financial Statements of CMF Avant Master Fund L.P.

Oath or Affirmation	F-130

Reports of Independent Registered Public Accounting Firms	F-131 – F-132

Statements of Financial Condition at December 31, 2008 and 2007	F-133

Schedules of Investments at December 31, 2008 and 2007	F-134 – F-135

Statements of Income and Expenses for the year ended December 31, 2008, 2007 and the period from March 1, 2006 (commencement of trading operations) to December 31, 2006	F-136

Statements of Changes in Partners’ Capital for the year ended December 31, 2008, 2007 and the period from March 1, 2006 (commencement of trading operations) to December 31, 2006	F-137

Notes to Financial Statements	F-138 – F-143

Selected Unaudited Quarterly Financial Data	F-144

To the Limited Partners of
Citigroup Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Citigroup Diversified Futures Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Citigroup Diversified Futures Fund L.P. (the Partnership), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Citigroup Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2008 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, as stated in their report dated March 26, 2009 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
Citigroup Diversified Futures Fund L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of
Citigroup Diversified Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P. at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Citigroup Diversified Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Citigroup Diversified Futures Fund L.P. (the “Partnership”), including the schedule of investments, as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Diversified Futures Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Investment in Partnerships, at fair value (Note 5)	$1,044,466,208	$827,981,275
Equity in commodity futures trading account:
Cash (Note 3c)	22,416,754	10,695,251
Cash margin (Note 3c)	1,826,064	1,604,831
Net unrealized appreciation on open futures contracts	1,066,300	542,881
Unrealized appreciation on open forward contracts	—	173,914

	1,069,775,326	840,998,152
Distribution receivable	14,955	1,595,260
Interest receivable (Note 3c)	362	24,265

Total assets	$1,069,790,643	$842,617,677

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$291,696
Accrued expenses:
Brokerage commissions (Note 3c)	4,903,208	3,860,661
Management fees (Note 3b)	1,706,336	1,341,948
Incentive fees (Note 3b)	13,265,102	1,798,237
Professional fees	596,629	168,005
Other	93,929	136,822
Redemptions payable (Note 6)	31,754,585	15,844,237

Total liabilities	52,319,789	23,441,606

Partners’ Capital (Notes 1 and 6):
General Partner, 9,701.7842 and 8,799.7212 Unit equivalents outstanding at December 31, 2008 and 2007, respectively	12,519,764	8,857,887
Limited Partners, 778,756.5669 and 804,995.3152 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	1,004,951,090	810,318,184

Total partners’ capital	1,017,470,854	819,176,071

Total liabilities and partners’ capital	$1,069,790,643	$842,617,677

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$21,063	0.00	*%
Grains	(738)	(0.00	)*
Interest Rates — U.S.	644,683	0.06
Interest Rates Non — U.S.	209,160	0.02
Metals	37,600	0.01

Total futures contracts purchased	911,768	0.09

Futures Contracts Sold
Currencies	16,212	0.00	*
Energy	101,398	0.01
Grains	(23,868)	(0.00	)*
Indices	(1,641)	(0.00	)*
Softs	62,431	0.01

Total futures contracts sold	154,532	0.02

Net unrealized appreciation on open futures contracts	1,066,300	0.11

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	154,125,810	15.15
CMF Willowbridge Argo Master Fund L.P.	126,448,041	12.43
CMF Aspect Master Fund L.P.	162,325,709	15.95
CMF Capital Fund Management Master Fund L.P.	171,424,898	16.85
CMF Winton Master L.P.	149,946,663	14.74
Citigroup AAA Master Fund LLC	136,582,534	13.42
CMF Graham Capital Master Fund L.P.	113,641,041	11.17
CMF Avant Master Fund L.P.	29,971,512	2.94

Total investment in Partnerships	1,044,466,208	102.65

Total fair value	$1,045,532,508	102.76%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$299,389	0.04%
Grains	214,365	0.02
Interest Rates – U.S.	(16,153)	(0.00	)*
Interest Rates Non-U.S.	(20,943)	(0.00	)*
Metals	6,780	0.00	*
Softs	75,351	0.01

Total futures contracts purchased	558,789	0.07

Futures Contracts Sold
Energy	17,300	0.00	*
Indices	(30,964)	(0.00	)*
Interest Rates Non-U.S.	(2,244)	(0.00	)*

Total futures contracts sold	(15,908)	(0.00)

Net unrealized appreciation on open futures contracts	542,881	0.07

Unrealized Appreciation on Open Forward Contracts
Currencies	173,914	0.02

Total unrealized appreciation on open forward contracts	173,914	0.02

Unrealized Depreciation on Open Forward Contracts
Currencies	(291,696)	(0.04)

Total unrealized depreciation on open forward contracts	(291,696)	(0.04)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.	88,383,810	10.79
CMF Willowbridge Argo Master Fund L.P.	94,323,862	11.51
CMF Aspect Master Fund L.P.	132,307,617	16.15
CMF Capital Fund Management Master Fund L.P.	174,638,041	21.32
CMF Winton Master L.P.	120,393,278	14.70
Citigroup AAA Master Fund LLC	92,271,313	11.27
CMF Graham Capital Master Fund L.P.	90,868,168	11.09
CMF Avant Master Fund L.P.	34,795,186	4.25

Total investment in Partnerships	827,981,275	101.08

Total fair value	$828,406,374	101.13%

* Due to rounding.

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$13,540,158	$(187,465)	$(2,690,597)
Net realized gains (losses) on investment in Partnerships	279,286,109	115,862,369	73,435,019
Change in net unrealized gains (losses) on open positions	641,199	(3,079,534)	3,130,682
Change in net unrealized gains (losses) on investment in Partnerships	32,136,354	(9,127,400)	(21,397,278)

Gain (loss) from trading, net	325,603,820	103,467,970	52,477,826
Interest income (Note 3c)	162,765	1,726,794	5,441,529
Interest income from investment in Partnerships	8,443,472	27,316,770	28,974,111

Total income (loss)	334,210,057	132,511,534	86,893,466

Expenses:
Brokerage commissions including clearing fees (Note 3c)	54,081,006	51,503,887	57,053,310
Management fees (Note 3b)	17,779,951	16,370,092	18,005,784
Incentive fees (Note 3b)	30,928,566	3,786,958	6,747,438
Professional fees	1,460,873	969,853	1,037,534
Other	403,655	377,520	152,202

Total expenses	104,654,051	73,008,310	82,996,268

Net income (loss)	$229,556,006	$59,503,224	$3,897,198

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 8)	$283.85	$70.82	$4.83

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2005	$848,944,108	$8,192,188	$857,136,296
Net income (loss)	3,854,695	42,503	3,897,198
Sale of 264,201.9326 Redeemable Units of Limited Partnership Interest	249,556,000	—	249,556,000
Redemption of 228,418.4517 Redeemable Units of Limited Partnership Interest	(215,521,477)	—	(215,521,477)

Partners’ Capital at December 31, 2006	886,833,326	8,234,691	895,068,017
Net income (loss)	58,880,028	623,196	59,503,224
Sale of 103,235.6457 Redeemable Units of Limited Partnership Interest	96,929,000	—	96,929,000
Redemption of 245,925.1928 Redeemable Units of Limited Partnership Interest	(232,324,170)	—	(232,324,170)

Partners’ Capital at December 31, 2007	810,318,184	8,857,887	819,176,071
Net income (loss)	226,894,129	2,661,877	229,556,006
Sale of 181,317.5434 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 902.0630 Unit equivalents	206,908,278	1,000,000	207,908,278
Redemption of 207,556.2917 Redeemable Units of Limited Partnership Interest	(239,169,501)	—	(239,169,501)

Partners’ Capital at December 31, 2008	$1,004,951,090	$12,519,764	$1,017,470,854

Net Asset Value per Unit:

2006:	$935.79

2007:	$1,006.61

2008:	$1,290.46

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

Citigroup Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 300,000 Redeemable Units during its initial offering period. As of December 4, 2003, the Partnership was authorized to sell an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to sell an additional 1,000,000 Redeemable Units. As of December 31, 2008, the Partnership no longer offers Redeemable Units for sale.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”).

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

2.  Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

c.	Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,066,300	$1,066,300	$—	$—
Investment in Partnerships	1,044,466,208	—	1,044,466,208	—

Total fair value	$1,045,532,508	$1,066,300	$1,044,466,208	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

j.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Drury Capital, Inc. (“Drury”), Graham Capital Management L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) and Avant Capital Management L.P. (“Avant”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. The Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a brokerage commission equal to 5.5% per year calculated and paid monthly based on 0.46% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM will pay a portion of brokerage fees to its financial advisors who have sold Redeemable Units in the Partnership. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held for margin requirements

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

were $1,826,064 and $1,604,831, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007, based on a monthly calculation, were $1,089,419 and $2,001,553, respectively.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

5.	Investment in Partnerships:

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”) a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

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

On October 1, 2005, the assets allocated to AAA for trading were invested in the Citigroup AAA Master Fund LLC, formerly SB AAA Master Fund LLC (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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

Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Avant Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.

A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

to the General Partner/managing member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner/non-managing member elects to redeem and inform the Funds.

Management and incentive fees are are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. At December 31, 2007, the Partnership owned approximately 92.3% of Drury Master, 44.3% of Willowbridge Master, 65.3% of Aspect Master, 88.4% of CFM Master, 26.3% of Winton Master, 9.2% of AAA Master, 42.5% of Graham Master and 55.5% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Drury Master	$169,784,110	$2,968,639	$166,815,471
Willowbridge Master	297,444,761	24,757	297,420,004
Aspect Master	240,239,697	885,364	239,354,333
CFM Master	204,222,735	192,388	204,030,347
Winton Master	548,595,909	844,366	547,751,543
AAA Master	1,963,000,233	624,369,134	1,338,631,099
Graham Master	227,486,890	2,995,948	224,490,942
Avant Master	67,630,475	15,258,439	52,372,036

Total	$3,718,404,810	$647,539,035	$3,070,865,775

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Drury Master	$108,054,628	$12,255,168	$95,799,460
Willowbridge Master	213,552,209	497,187	213,055,022
Aspect Master	209,651,889	6,956,669	202,695,220
CFM Master	198,156,942	481,241	197,675,701
Winton Master	464,943,301	7,898,168	457,045,133
AAA Master	1,160,130,922	160,677,386	999,453,536
Graham Master	223,277,892	9,683,505	213,594,387
Avant Master	66,335,555	3,664,226	62,671,329

Total	$2,644,103,338	$202,113,550	$2,441,989,788

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008

Drury Master	15.15%	$154,125,810	$77,619,017	$137,612	$28,254	$77,453,151	Commodity Portfolio	Monthly

Willowbridge Master	12.43%	126,448,041	50,131,600	146,511	15,354	49,969,735	Commodity Portfolio	Monthly

Aspect Master	15.95%	162,325,709	47,186,337	199,926	23,900	46,962,511	Commodity Portfolio	Monthly

CFM Master	16.85%	171,424,898	22,319,568	1,484,355	33,343	20,801,870	Commodity Portfolio	Monthly

Winton Master	14.74%	149,946,663	32,970,935	121,134	9,110	32,840,691	Commodity Portfolio	Monthly

AAA Master	13.42%	136,582,534	56,429,160	313,424	82,856	56,032,880	Energy Markets	Monthly

Graham Master	11.17%	113,641,041	30,692,536	432,918	14,005	30,245,613	Commodity Portfolio	Monthly

Avant Master	2.94%	29,971,512	2,516,782	84,004	27,674	2,405,104	Energy Markets	Monthly

Total		$1,044,466,208	$319,865,935	$2,919,884	$234,496	$316,711,555

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2007
Drury Master	10.79%	$88,383,810	$11,320,231	$214,189	$26,977	$11,079,065	Commodity Portfolio	Monthly
Willowbridge Master	11.51%	94,323,862	22,780,140	205,239	14,028	22,560,873	Commodity Portfolio	Monthly
Aspect Master	16.15%	132,307,617	16,544,015	284,084	17,284	16,242,647	Commodity Portfolio	Monthly
CFM Master	21.32%	174,638,041	35,372,624	2,379,038	33,653	32,959,933	Commodity Portfolio	Monthly
Winton Master	14.70%	120,393,278	21,897,123	275,408	11,044	21,610,671	Commodity Portfolio	Monthly
AAA Master	11.27%	92,271,313	13,414,987	283,661	45,275	13,086,051	Energy Markets	Monthly
Graham Master	11.09%	90,868,168	14,930,668	353,899	12,095	14,564,674	Commodity Portfolio	Monthly
Avant Master	4.25%	34,795,186	(2,208,049)	139,074	16,254	(2,363,377)	Energy Markets	Monthly

Total		$827,981,275	$134,051,739	$4,134,592	$176,610	$129,740,537

6.	Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value per Redeemable Unit as of the last day of any month ending at least three months after their issuance on ten days notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the initial offering period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to Limited Partners in connection with redemptions.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$335.75	$62.77	$(3.62)
Interest income	10.59	32.12	34.86
Expenses**	(62.49)	(24.07)	(26.41)

Increase (decrease) for the year	283.85	70.82	4.83
Net Asset Value per Redeemable Unit, beginning of year	1,006.61	935.79	930.96

Net Asset Value per Redeemable Unit, end of year	$1,290.46	$1,006.61	$935.79

*	Includes brokerage commissions

**	Excludes brokerage commissions

	2008	2007	2006

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(7.3)%	(4.8)%	(4.6)%

Operating expenses	8.3%	8.3%	8.4%
Incentive fees	3.5%	0.5%	0.7%

Total expenses	11.8%	8.8%	9.1%

Total return:
Total return before incentive fees	32.1%	8.1%	1.3%
Incentive fees	(3.9)%	(0.5)%	(0.8)%

Total return after incentive fees	28.2%	7.6%	0.5%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2008

commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent, through CGM, that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no OTC swap contracts the Partnership/Funds are a party to. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

9.	Subsequent Events:

On January 31, 2009, the Partnership fully redeemed its investment in Avant Master for cash equal to $14,065,898. On March 1, 2009, the Partnership allocated assets to SandRidge Capital L.P. (“SandRidge”) for trading. SandRidge will invest these assets in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 Units of SandRidge Master with cash equal to $27,000,000.

     Selected unaudited quarterly financial data for the Partnership of the years December 31, 2008 and 2007 are summarized below:

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$153,491,516	$(20,795,401)	$81,917,722	$65,515,214
Net income (loss)	$134,670,790	$(29,596,851)	$68,981,216	$55,500,851
Increase (decrease) in Net Asset Value per Unit	$167.75	$(36.79)	$85.49	$67.40

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$53,031,393	$(17,691,243)	$98,734,820	$(53,067,323)
Net income (loss)	$46,768,079	$(22,686,791)	$92,940,878	$(57,518,942)
Increase (decrease) in Net Asset Value per Unit	$54.87	$(25.38)	$101.74	$(60.41)

To the Members of
Citigroup AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
Managing Member,
Citigroup AAA Master Fund LLC

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Members of
Citigroup AAA Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of Citigroup AAA Master Fund LLC at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
Citigroup AAA Master Fund LLC:
We have audited the accompanying statements of financial condition of Citigroup AAA Master Fund LLC (the “Company”) (formerly known as Smith Barney AAA Master Fund LLC), as of December 31, 2007, and the related statements of income and expenses, and changes in members’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup AAA Master Fund LLC as of December 31, 2007, and the results of its operations, and changes in members’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Citigroup AAA Master Fund LLC
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$696,338,412	$708,737,391
Cash margin (Note 3c)	90,640,874	1,620,046
Net unrealized appreciation on open futures and exchange cleared swap contracts	268,819,884	—
Unrealized appreciation on open swaps contracts	—	92,444,714
Options owned, at fair value (cost $839,906,163 and $359,627,764, respectively)	906,666,577	349,972,959

	1,962,465,747	1,152,775,110
Due from brokers	518,950	5,911,586
Interest receivable	15,536	1,444,226

Total assets	$1,963,000,233	$1,160,130,922

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$—	$42,694,277
Unrealized depreciation on open swap contracts	—	15,443,679
Options written, at fair value (premium $589,026,274 and $163,294,959, respectively)	624,018,932	91,112,724
Accrued expenses:
Professional fees	334,666	94,011
Due to brokers	—	5,772,030
Distribution Payable (Note 5)	15,536	1,438,406
Redemptions Payable	—	4,122,259

Total liabilities	624,369,134	160,677,386

Members’ Capital:
Members’ Capital, 150,805.9242 and 184,668.8591 Units outstanding at December 31, 2008 and 2007, respectively	1,338,631,099	999,453,536

Total liabilities and members’ capital	$1,963,000,233	$1,160,130,922

See accompanying notes to financial statements.

Citigroup AAA Master Fund LLC
Schedule of Investments
December 31, 2008

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 09 – Aug 11	8,011	$(441,745,130)	(33.00)%
NYMEX HH N Gas Swap Feb 09 – Dec 14	18,654	(89,160,340)	(6.66)
NYMEX LS Crude Oil Feb 09 – Dec 12	11,641	(129,427,041)	(9.67)
NYMEX Natural Gas May 09 – Dec 13	8,255	(139,708,500)	(10.44)
NYMEX NYH RBOB Gas Feb 09 – Dec 11	4,404	(119,810,053)	(8.95)
NYMEX WTI Financial Jun 09 – Dec 16	4,936	(209,218,410)	(15.63)
Other		(151,807,029)	(11.34)

Total futures and exchange cleared swap contracts purchased		(1,280,876,503)	(95.69)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Mar 09 – Dec 14	4,692	121,030,070	9.04
IPE Gas Oil Jan 09 – Jun 11	11,819	535,126,020	39.98
NYMEX Heating Oil Feb 09 – Dec 11	3,501	166,705,095	12.45
NYMEX HH N Gas Swap Mar 09 – Dec 12	29,532	155,897,847	11.65
NYMEX Natural Gas Feb 09 – Dec 14	13,299	260,526,256	19.46
NYMEX NYH RBOB Gas Apr 09 – Apr 10	3,293	137,456,648	10.27
Other		172,954,451	12.92

Total futures and exchange cleared swap contracts sold		1,549,696,387	115.77

Net unrealized appreciation on open futures and exchange cleared swap contracts		268,819,884	20.08

Options Owned
Energy
NYMEX Brent Crude EP Jun 09 – Dec 10	2,533	73,938,930	5.52
NYMEX Crude EP Mar 09 – Dec 16	11,958	253,787,240	18.96
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,383	205,040,500	15.32
NYMEX Natural Gas EC Feb 09 – May 14	28,842	164,736,675	12.31
NYMEX Natural Gas EP Mar 09 – Mar 11	4,433	70,822,470	5.29
Other		138,340,762	10.33

Total options owned		906,666,577	67.73

Options Written
Energy
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,493	(131,792,570)	(9.84)
NYMEX Natural Gas EP Feb 09 – May 11	6,340	(209,214,966)	(15.63)
Other		(283,011,396)	(21.14)

Total options written		(624,018,932)	(46.61)

Total fair value		$551,467,529	41.20%

See accompanying notes to financial statements.

Citigroup AAA Master Fund LLC
Schedule of Investments
December 31, 2007

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy		$162,833,367	16.29%

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Feb 08 – Dec 10	6,602	(77,608,996)	(7.76)
Other		(126,738,498)	(12.68)
Grains		(1,180,150)	(0.12)

Total futures and exchange cleared swap contracts sold		(205,527,644)	(20.56)

Net unrealized depreciation on open futures and exchange cleared swap contracts		(42,694,277)	(4.27)

Options Owned
Energy
NYMEX Crude Oil Mar 08 – Dec 11	6,694	62,612,920	6.27
NYMEX Natural Gas Feb 08 – Oct 12	27,108	218,208,060	21.83
Other		66,409,454	6.65
Grains		2,742,525	0.27

Total options owned		349,972,959	35.02

Options Written
Energy		(91,112,724)	(9.12)

Unrealized Appreciation on Swap Contracts
Energy		92,444,714	9.25

Unrealized Depreciation on Swap Contracts
Energy		(15,443,679)	(1.55)

Total fair value		$293,166,993	29.33%

See accompanying notes to financial statements.

Citigroup AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$383,464,674	$139,780,388	$529,546,800
Change in net unrealized gains (losses) on open positions	187,955,527	(15,598,237)	(305,074,936)

Gain (loss) from trading, net	571,420,201	124,182,151	224,471,864
Interest income	5,262,752	27,854,202	35,497,663

Total income (loss)	576,682,953	152,036,353	259,969,527

Expenses:
Clearing fees	3,223,638	3,197,637	3,594,424
Professional fees	848,543	508,210	366,093

Total expenses	4,072,181	3,705,847	3,960,517

Net income (loss)	$572,610,772	$148,330,506	$256,009,010

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$3,494.47	$756.40	$1,088.38

See accompanying notes to financial statements.

Citigroup AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2008, 2007 and 2006

Members’
Capital

Members’ Capital at December 31, 2005	$954,082,152
Net income (loss)	256,009,010
Sale of 58,368.3423 Units of Member Interest	249,113,429
Redemption of 98,007.5492 Units of Member Interest	(430,561,037)
Distribution of interest income to feeder funds	(35,283,655)

Members’ Capital at December 31, 2006	993,359,899
Net income (loss)	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)

Members’ Capital at December 31, 2007	999,453,536
Net income (loss)	572,610,772
Sale of 26,018.8922 Units of Member Interest	176,599,395
Redemption of 59,881.8271 Units of Member Interest	(404,833,765)
Distribution of interest income to feeder funds	(5,198,839)

Members’ Capital at December 31, 2008	$1,338,631,099

Net Asset Value per Unit of Member Interest:

2006:	$4,795.46

2007:	$5,412.14

2008:	$8,876.52

See accompanying notes to financial statements.

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

1.	General:

Citigroup AAA Master Fund LLC, formerly SB AAA Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units of member interest (“Units”).

On September 1, 2001 (date Master commenced trading), Smith Barney AAA Energy Fund L.P. (“AAA”) allocated substantially all of its capital and Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, Citigroup AAA Energy Fund L.P. II, formerly Salomon Smith Barney AAA Energy Fund L.P. II (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (“Pinnacle”) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Citigroup Diversified Futures Fund L.P. (“Citi Div”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (“Private Investor”) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (“Legion LLC”) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (“Energy Advisors”) allocated all portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Citigroup Global Futures LTD. (“Global Futures”) allocated all of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Global Futures, Legion LTD and Orion (each a “Member”, collectively the “Funds”) owned approximately 23.2% 40.6%, 10.2%, 2.0%, 1.2%, 2.0%, 1.0% and 19.8% investments in the Master at December 31, 2008, respectively. AAA, AAA II, CitiDiv, CMF Institutional, Energy Advisors, Global Futures, Legion LTD and Orion owned approximately 24.2% 45.6%, 9.2%, 1.7%, 1.1%, 0.9%, 0.8% and 16.5% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the managing member (the “Managing Member”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the Managing Member. The Managing Member is wholly- owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated under certain circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements. The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilities	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States – 2005.

h.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is affiliated with the Managing Member and CGM but is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and National Futures Association fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $90,640,874 and $1,620,046, respectively. The Customer Agreement between the Master

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $599,179,234 and $276,061,299, respectively. The fair values of these commodity interests, including options thereon, if applicable, at December 31, 2008 and 2007 were $551,467,529 and $293,166,993, respectively.

5.	Distributions and Redemptions:

A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$3,469.13	$618.16	$930.06
Interest income	30.48	140.84	159.95
Expenses**	(5.14)	(2.60)	(1.63)

Increase (decrease) for the year	3,494.47	756.40	1,088.38
Distribution of interest income to feeder funds	(30.09)	(139.72)	(158.96)
Net Asset Value per Unit of Member Interest, beginning of year	5,412.14	4,795.46	3,866.04

Net Asset Value per Unit of Member Interest, end of year	$8,876.52	$5,412.14	$4,795.46

*	Includes brokerage commissions

**	Excludes brokerage commissions

Ratio to average net assets:
Net investment income (loss)***	0.1%	2.4%	3.0%

Operating expenses	0.4%	0.4%	0.4%

Total return	64.6%	15.8%	28.2%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

Citigroup AAA Master Fund LLC
Notes to Financial Statements
December 31, 2008

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no OTC swap contracts the Master is a party to. The Master has concentration risk because a significant counterparty or broker with respect to the Master’s assets is CGM.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

     Selected unaudited quarterly financial data for AAA Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$175,399,992	$194,086,196	$163,785,949	$40,187,178
Net income (loss)	$175,150,122	$193,836,326	$163,573,146	$40,051,178
Increase (decrease) in Net Asset Value per Unit	$1,134.53	$1,182.02	$954.68	$223.24

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains net of brokerage commissions and clearing fees including interest income	$21,874,494	$30,964,379	$92,827,279	$3,172,564
Net income (loss)	$21,747,533	$30,790,629	$92,723,530	$3,068,814
Increase (decrease) in Net Asset Value per Unit	$117.32	$156.94	$462.46	$19.68

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Aspect Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Aspect Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Aspect Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Aspect Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$213,611,724	$172,348,954
Cash margin (Note 3c)	18,981,887	26,790,029
Net unrealized appreciation on open futures contracts	7,642,556	7,548,017
Unrealized appreciation on open forward contracts	1,432,401	2,552,933

	241,668,568	209,239,933
Interest receivable	3,530	411,956

Total assets	$241,672,098	$209,651,889

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,298,578	2,353,916
Accrued expenses:
Professional fees	15,657	21,488
Distribution payable (Note 5)	3,530	411,956
Redemption payable (Note 5)	—	4,169,309

Total liabilities	2,317,765	6,956,669

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 125,803.5845 and 145,379.0375 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	239,354,333	202,695,220

Total liabilities and partners’ capital	$241,672,098	$209,651,889

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$60,984	0.02%
Indices	2,573	0.00 *
Interest Rates U.S.	2,077,625	0.87
Interest Rates Non-U.S.	5,498,661	2.30
Metals	16,820	0.01
Softs	206,200	0.08

Total futures contracts purchased	7,862,863	3.28

Futures Contracts Sold
Energy	505,202	0.21
Grains	(604,114)	(0.25)
Indices	(146,058)	(0.06)
Livestock	61,865	0.03
Metals	31,653	0.01
Softs	(68,855)	(0.03)

Total futures contracts sold	(220,307)	(0.09)

Net unrealized appreciation on open futures contracts	7,642,556	3.19

Unrealized Appreciation on Open Forward Contracts
Currencies	1,384,014	0.58
Metals	48,387	0.02

Total unrealized appreciation on open forward contracts	1,432,401	0.60

Unrealized Depreciation on Open Forward Contracts
Currencies	(1,743,244)	(0.73)
Metals	(555,334)	(0.23)

Total unrealized depreciation on open forward contracts	(2,298,578)	(0.96)

Total fair value	$6,776,379	2.83%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$1,962,673	0.97%
Grains	1,862,650	0.92
Interest Rates U.S.	1,202,975	0.59
Interest Rates Non-U.S.	1,031,546	0.51
Indices	134,363	0.07
Metals	574,260	0.28
Softs	51,114	0.02

Total futures contracts purchased	6,819,581	3.36

Futures Contracts Sold
Energy	(330,950)	(0.16)
Livestock	170,140	0.08
Interest Rates Non-U.S.	676,237	0.33
Indices	245,479	0.12
Metals	(30,150)	(0.01)
Softs	(2,320)	(0.00)*

Total futures contracts sold	728,436	0.36

Net unrealized appreciation on open futures contracts	7,548,017	3.72

Unrealized Appreciation on Open Forward Contracts
Currencies	1,490,999	0.74
Metals	1,061,934	0.52

Total unrealized appreciation on open forward contracts	2,552,933	1.26

Unrealized Depreciation on Open Forward Contracts
Currencies	(1,864,872)	(0.92)
Metals	(489,044)	(0.24)

Total unrealized depreciation on open forward contracts	(2,353,916)	(1.16)

Total fair value	$7,747,034	3.82%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007, and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$69,752,159	$20,714,242	$17,726,947
Change in net unrealized gains (losses) on open positions	(970,655)	(2,250,581)	5,369,829

Gain (loss) from trading, net	68,781,504	18,463,661	23,096,776
Interest income	2,247,200	7,517,273	7,531,039

Total income (loss)	71,028,704	25,980,934	30,627,815

Expenses:
Clearing fees	302,515	431,717	453,387
Professional fees	35,989	26,148	24,429

Total expenses	338,504	457,865	477,816

Net income (loss)	$70,690,200	$25,523,069	$30,149,999

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$524.62	$160.42	$180.03

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007, and 2006

Partners’
Capital

Partners’ capital at December 31, 2005	$194,826,943
Net income (loss)	30,149,999
Sale of 24,832.0192 Redeemable Units of Limited Partnership Interest	29,793,461
Redemption of 29,585.6693 Redeemable Units of Limited Partnership Interest	(35,480,451)
Distribution of interest income to feeder funds	(7,531,039)

Partners’ capital at December 31, 2006	211,758,913
Net income (loss)	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)

Partners’ capital at December 31, 2007	202,695,220
Net income (loss)	70,690,200
Sale of 14,969.5777 Redeemable Units of Limited Partnership Interest	24,526,285
Redemption of 34,545.0307 Redeemable Units of Limited Partnership Interest	(56,310,172)
Distribution of interest income to feeder funds	(2,247,200)

Partners’ capital at December 31, 2008	$239,354,333

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$1,280.38

2007:	$1,394.25

2008:	$1,902.60

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Aspect Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On March 1, 2005 (date Master commenced trading), Citigroup Diversified 2000 Futures Fund L.P., formerly Salomon Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Citigroup Global Diversified Futures Fund L.P., formerly Salomon Smith Barney Global Diversified Futures Fund L.P. (“Global Diversified”) and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Units of the Master with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Units of the Master with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Citigroup Diversified purchased 131,340.8450 Units of the Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) purchased 6,469.5213 Units of the Master with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (“Legion”) purchased 2,450.2307 Units of the Master with cash equal to 3,000,000. On March 1, 2007, Citigroup Global Futures Fund LTD (“Global Futures”) purchased 2,015.3949 Units of the Master with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 units with a fair value of $4,179,464, which includes interest income of $10,155 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Global Futures (each a “Feeder,” collectively the “Funds”) with approximately 6.8%, 12.6%, 5.5%, 67.8%, and 7.3% investments in the Master at December 31, 2008, respectively. CMF Institutional, Diversified 2000, Global Diversified, Citigroup Diversified and Global Futures with approximately 6.9%, 16.4%, 7.0%, 65.3%, and 4.4% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$7,642,556	$7,642,556	$—	$—
Forwards	1,432,401	48,387	1,384,014	—

Total assets	9,074,957	7,690,943	1,384,014	—

Liabilities
Forwards	$2,298,578	$555,334	$1,743,244	$—

Total liabilities	2,298,578	555,334	1,743,244	—

Total fair value	$6,776,379	$7,135,609	$(359,230)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $18,981,887 and $26,790,029, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $5,008,671 and $3,344,872, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$508.62	$114.03	$135.44
Interest income	16.27	46.55	44.74
Expenses**	(0.27)	(0.16)	(0.15)

Increase (decrease) for the year	524.62	160.42	180.03
Distribution of interest income to feeder funds	(16.27)	(46.55)	(44.74)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,394.25	1,280.38	1,145.09

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,902.60	$1,394.25	$1,280.38

*	Includes clearing fees

**	Excludes clearing fees

	2008	2007	2006

Ratios to Average Net Assets:
Net investment income (loss)***	0.9%	3.3%	3.5%

Operating expenses	0.2%	0.2%	0.2%

Total return	37.6%	12.5%	15.7%

***	Interest income less total expenses

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2008

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Aspect Master the years ended December 31, 2008 and 2007 are summarized below:

				For the period
	For the period from	For the period from	For the period from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,521,870	$(19,743,784)	$14,513,377	$29,434,726
Net income (loss)	$46,511,766	$(19,753,889)	$14,503,460	$29,428,863
Increase (decrease) in Net Asset Value per Redeemable Unit	$363.39	$(148.72)	$106.51	$203.44

				For the period
	For the period from	For the period from	For the period from	from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$14,896,548	$(14,493,042)	$34,069,186	$(8,923,475)
Net income (loss)	$14,892,989	$(14,499,836)	$34,061,861	$(8,931,945)
Increase (decrease) in Net Asset Value per Redeemable Unit	$97.45	$(90.31)	$207.47	$(54.19)

To the Limited Partners of
CMF Capital Fund Management Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Capital Fund Management Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Capital Fund Management Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Capital Fund Management Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Capital Fund Management Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Capital Fund Management Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$195,841,219	$193,167,420
Cash margin (Note 3c)	8,378,393	4,586,317

	204,219,612	197,753,737
Interest receivable	3,123	403,205

Total assets	$204,222,735	$198,156,942

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$167,880	$56,933
Accrued expenses:
Professional fees	21,385	21,103
Distribution payable (Note 5)	3,123	403,205

Total liabilities	192,388	481,241

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 112,029.2093 and 122,315.9400 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	204,030,347	197,675,701

Total liabilities and partners’ capital	$204,222,735	$198,156,942

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(257,000)	(0.12)%
Energy	25,980	0.01
Indices	487,246	0.24
Interest Rates U.S.	(317,639)	(0.16)
Interest Rates Non-U.S.	101,735	0.05
Metals	3,410	0.00 *
Softs	62,852	0.03

Total futures contracts purchased	106,584	0.05

Futures Contracts Sold
Currencies	(15,501)	(0.01)
Energy	(60,244)	(0.03)
Grains	(154,067)	(0.07)
Indices	2,632	0.00 *
Interest Rates Non-U.S.	(592)	(0.00)*
Metals	(1,788)	(0.00)*
Softs	(44,904)	(0.02)

Total futures contracts sold	(274,464)	(0.13)

Total fair value	$(167,880)	(0.08)%

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(137,160)	(0.07)%
Energy	29,914	0.01
Grains	12,275	0.01
Indices	(20,883)	(0.01)
Interest Rates U.S.	220,559	0.11
Interest Rates Non-U.S.	170,753	0.09
Metals	38,569	0.02
Softs	(29,770)	(0.02)

Total futures contracts purchased	284,257	0.14

Futures Contracts Sold
Currencies	118,965	0.06
Energy	(66,148)	(0.03)
Grains	(51,328)	(0.03)
Indices	9,428	0.01
Interest Rates Non-U.S.	3,623	0.00 *
Metals	(21,875)	(0.01)
Softs	(333,855)	(0.17)

Total futures contracts sold	(341,190)	(0.17)

Total fair value	$(56,933)	(0.03)%

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$24,376,644	$33,859,672	$21,877,823
Change in net unrealized gains (losses) on open positions	(110,947)	(1,167,564)	(126,309)

Gain (loss) from trading, net	24,265,697	32,692,108	21,751,514
Interest income	1,987,878	6,703,338	6,900,164

Total income (loss)	26,253,575	39,395,446	28,651,678

Expenses:
Clearing fees	1,739,085	2,608,618	2,883,708
Professional fees	39,257	36,586	48,400

Total expenses	1,778,342	2,645,204	2,932,108

Net income (loss)	$24,475,233	$36,750,242	$25,719,570

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$222.92	$281.87	$188.12

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ capital at December 31, 2005	$173,400,505
Net income (loss)	25,719,570
Sale of 45,242.1915 Redeemable Units of Limited Partnership Interest	61,268,531
Redemption of 51,259.3873 Redeemable Units of Limited Partnership Interest	(69,381,775)
Distribution of interest income to feeder funds	(6,900,164)

Partners’ capital at December 31, 2006	184,106,667
Net income (loss)	36,750,242
Sale of 14,768.5326 Redeemable Units of Limited Partnership Interest	21,757,131
Redemption of 25,337.4603 Redeemable Units of Limited Partnership Interest	(38,235,001)
Distribution of interest income to feeder funds	(6,703,338)

Partners’ capital at December 31, 2007	197,675,701
Net income (loss)	24,475,233
Sale of 43,373.1588 Redeemable Units of Limited Partnership Interest	75,388,239
Redemptions of 53,659.8895 Redeemable Units of Limited Partnership Interest	(91,520,948)
Distribution of interest income to feeder funds	(1,987,878)

Partners’ capital December 31, 2008	$204,030,347

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$1,385.46

2007:	$1,616.11

2008:	$1,821.22

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Capital Fund Management Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York on July 25, 2005, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On August 1, 2005, (date Master commenced trading), CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of their capital to the Master. CMF Institutional invested $4,860,099 of its initial capital and purchased 4,860.0990 Redeemable Units of the Master, and Citigroup Diversified purchased 159,434.0631 Redeemable Units of the Master with cash of $157,804,020 and a contribution of open commodity futures and forwards positions with a fair value of $1,630,043. On March 1, 2007, Citigroup Global Futures Fund Ltd. (“Citigroup Global”) invested $2,300,000 of its initial capital and purchased 1,679.5630 Redeemable Units of the Master. The Master was formed to permit commodity pools managed now and in the future by Capital Fund Management (The “Advisor”) using the Discus Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified, CMF Institutional and Citigroup Global (each a “Feeder”, collectively the “Funds”) with approximately 84.0%, 7.2% and 8.8% investments in the Master at December 31, 2008, respectively and Citigroup Diversified, CMF Institutional and Citigroup Global owned approximately 88.4%, 7.2% and 4.4% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2008

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2)) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Liabilities
Futures	$167,880	$167,880	$—	$—

Total liabilities	167,880	167,880	—	—

Total fair value	$(167,880)	$(167,880)	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2008

daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

g.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2008

connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements were $8,378,393 and $4,586,317, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $1,521,088 and $1,103,551, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$205.49	$230.92	$137.47
Interest income	17.81	51.22	51.03
Expenses**	(0.38)	(0.27)	(0.38)

Increase (decrease) for the year	222.92	281.87	188.12
Distribution of interest to feeder funds	(17.81)	(51.22)	(51.03)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,616.11	1,385.46	1,248.37

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,821.22	$1,616.11	$1,385.46

*	Includes clearing fees

**	Excludes clearing fees

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2008

	2008	2007	2006
Ratios to average net assets:
Net investment income (loss)***	0.1%	2.1%	2.2%

Operating expenses	0.9%	1.4%	1.6%

Total return	13.8%	20.3%	15.1%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for CFM Master for the years ended December 31, 2008 and 2007 are summarized below:

				For the period
	For the period from	For the period from	For the period from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$21,082,873	$(16,466,476)	$14,342,310	$5,555,783
Net income (loss)	$21,072,285	$(16,476,614)	$14,330,825	$5,548,737
Increase (decrease) in Net Asset Value per Redeemable Unit	$197.04	$(152.54)	$130.84	$47.58

				For the period
	For the period from	For the period from	For the period from	from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$18,648,712	$7,537,663	$10,871,850	$(271,397)
Net income (loss)	$18,646,963	$7,526,495	$10,859,990	$(283,206)
Increase (decrease) in Net Asset Value per Redeemable Unit	$144.91	$57.22	$82.01	$(2.27)

To the Limited Partners of
CMF Drury Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Drury Capital Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Drury Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Drury Capital Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Drury Capital Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Drury Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$123,835,440	$83,208,095
Cash margin (Note 3c)	21,240,197	13,815,046
Net unrealized appreciation on open futures positions	13,366,413	4,612,984
Unrealized appreciation on open forward contracts	11,339,673	6,215,024

	169,781,723	107,851,149
Interest receivable (Note 3c)	2,387	203,479

Total assets	$169,784,110	$108,054,628

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,949,495	$12,027,467
Accrued expenses:
Professional fees	16,757	24,222
Distribution payable (Note 5)	2,387	203,479

Total liabilities	2,968,639	12,255,168

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 84,587.2747 and 93,410.8547 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	166,815,471	95,799,460

Total liabilities and partners’ capital	$169,784,110	$108,054,628

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$30,837	0.02%
Interest Rates Non-U.S.	5,402,300	3.24
Interest Rates U.S.	2,927,792	1.75
Metals	920	0.00 *
Softs	231,144	0.14

Total futures contracts purchased	8,592,993	5.15

Futures Contracts Sold
Currencies	88,081	0.05
Energy	4,035,115	2.42
Grains	(359,261)	(0.22)
Indices	(306,995)	(0.18)
Metals	214,808	0.13
Softs	1,101,672	0.66

Total futures contracts sold	4,773,420	2.86

Net unrealized appreciation on open futures contracts	13,366,413	8.01

Unrealized Appreciation on Open Forward Contracts
Currencies	792,138	0.48
Metals	10,547,535	6.32

Total unrealized appreciation on open forward contracts	11,339,673	6.80

Unrealized Depreciation on Open Forward Contracts
Currencies	(1,092,205)	(0.66)
Metals	(1,857,290)	(1.11)

Total unrealized depreciation on open forward contracts	(2,949,495)	(1.77)

Total fair value	$21,756,591	13.04%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$137,540	0.15%
Grains	3,525,897	3.68
Indices	(5,715)	(0.01)
Interest Rates U.S	990,575	1.03
Interest Rates Non-U.S.	(315,512)	(0.33)
Metals	51,355	0.05
Softs	301,494	0.32

Total futures contracts purchased	4,685,634	4.89

Futures Contracts Sold
Energy	136,660	0.14
Indices	644,454	0.67
Interest Rates Non-U.S.	(14,067)	(0.01)
Metals	30,913	0.03
Softs	(870,610)	(0.91)

Total futures contracts sold	(72,650)	(0.08)

Net unrealized appreciation on open futures contracts	4,612,984	4.81

Unrealized Appreciation on Open Forward Contracts
Currencies	1,084,156	1.13
Metals	5,130,868	5.36

Total unrealized appreciation on open forward contracts	6,215,024	6.49

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,336,909)	(6.61)
Metals	(5,690,558)	(5.94)

Total unrealized depreciation on open forward contracts	(12,027,467)	(12.55)

Total fair value	$(1,199,459)	(1.25)%

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$60,253,396	$10,335,453	$(12,598,510)
Change in net unrealized gains (losses) on open positions	22,956,049	(1,623,515)	(6,272,135)

Gain (loss) from trading, net	83,209,445	8,711,938	(18,870,645)
Interest income	1,164,403	3,488,244	4,767,868

Total income (loss)	84,373,848	12,200,182	(14,102,777)

Expenses:
Clearing fees	149,542	229,964	392,980
Professional fees	30,708	28,899	17,168

Total expenses	180,250	258,863	410,148

Net income (loss)	$84,193,598	$11,941,319	$(14,512,925)

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$959.35	$119.27	$(120.66)

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ Capital at December 31, 2005	$132,899,491
Net income (loss)	(14,512,925)
Sale of 10,609.9366 Redeemable Units of Limited Partnership Interest	10,744,257
Redemption of 16,280.2093 Redeemable Units of Limited Partnership Interest	(16,173,097)
Distribution of interest income to feeder funds	(4,767,868)

Partners’ Capital at December 31, 2006	108,189,858
Net income (loss)	11,941,319
Sale of 11,273.2416 Redeemable Units of Limited Partnership Interest	10,848,390
Redemption of 32,769.1908 Redeemable Units of Limited Partnership Interest	(31,691,863)
Distribution of interest income to feeder funds	(3,488,244)

Partners’ Capital at December 31, 2007	95,799,460
Net income (loss)	84,193,598
Sale of 7,779.3491 Redeemable Units of Limited Partnership Interest	10,549,329
Redemption of 16,602.9291 Redeemable Units of Limited Partnership Interest	(22,562,513)
Distribution of interest income to feeder funds	(1,164,403)

Partners’ Capital at December 31, 2008	$166,815,471

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$941.54

2007:	$1,025.57

2008:	$1,972.11

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Drury Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On August 1, 2005 (date Master commenced trading), Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) and CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) allocated a portion of their capital to the Master. Citigroup Diversified purchased 120,720.7387 Redeemable Units of the Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward positions with a fair value $2,777,533. CMF Institutional purchased 4,860.0990 Redeemable Units of the Master with cash equal to $4,860,099. The Master was formed to permit commodity pools managed now or in the future by Drury Capital, Inc., an Illinois Corporation (the “Advisor”) using the Diversified Trend-Following Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Citigroup Diversified and CMF Institutional (each a “Feeder”, collectively the “Funds”) with approximately 92.4% and 7.6% investments in the Master at December 31, 2008, respectively. Citigroup Diversified and CMF Institutional owned approximately 92.3% and 7.7% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$13,366,413	$13,366,413	$—	$—
Forwards	11,339,673	10,547,535	792,138	—

Total assets	24,706,086	23,913,948	792,138	—

Liabilities
Forwards	$2,949,495	$1,857,290	$1,092,205	$—

Total liabilities	2,949,495	1,857,290	1,092,205	—

Total fair value	$21,756,591	$22,056,658	$(300,067)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements were $21,240,197 and $13,815,046, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $9,076,277 and $5,676,858, respectively.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$946.88	$84.31	$(160.51)
Interest income	12.81	35.24	40.00
Expenses**	(0.34)	(0.28)	(0.15)

Increase (decrease) for the year	959.35	119.27	(120.66)
Distribution of interest income to feeder funds	(12.81)	(35.24)	(40.00)
Net Asset Value per Redeemable Unit, beginning of year	1,025.57	941.54	1,102.20

Net Asset Value per Redeemable Unit, end of year	$1,972.11	$1,025.57	$941.54

Ratios to Average Net Assets:
Net investment income (loss)***	0.8%	3.2%	3.5%

Operating expenses	0.2%	0.3%	0.3%

Total return	93.5%	12.7%	(10.9)%

*	Includes clearing fees

**	Excludes clearing fees

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Drury Master for the years ended December 31, 2008 and 2007 are summarized below:

				For the period
	For the period			from
	from	For the period from	For the period from	January 1, 2008
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$53,311,679	$10,936,575	$10,224,486	$9,751,566
Net income (loss)	$53,305,106	$10,930,002	$10,215,387	$9,743,103
Increase (decrease) in Net Asset Value per Redeemable Unit	$616.52	$124.77	$113.65	$104.41

				For the period
	For the period			from
	from	For the period from	For the period from	January 1, 2007
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$1,902,638	$(7,325,174)	$15,474,591	$1,918,163
Net income (loss)	$1,903,144	$(7,334,976)	$15,464,789	$1,908,362
Increase (decrease) in Net Asset Value per Redeemable Unit	$20.19	$(77.60)	$161.01	$15.67

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Willowbridge Argo Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Willowbridge Argo Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$275,579,764	$188,183,371
Cash margin (Note 3c)	17,345,935	14,736,861
Net unrealized appreciation on open futures contracts	4,514,064	10,159,667

	297,439,763	213,079,899
Interest receivable	4,998	472,310

Total assets	$297,444,761	$213,552,209

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$19,759	$24,877
Distribution payable (Note 5)	4,998	472,310

Total liabilities	24,757	497,187

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 137,871.4938 and 151,669.7533 Redeemable Units of Limited Partnership Interest outstanding at December 31, in 2008 and 2007, respectively	297,420,004	213,055,022

Total liabilities and partners’ capital	$297,444,761	$213,552,209

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$521,823	0.17%
Grains	496,363	0.17
Interest Rates U.S.	1,365,961	0.46
Interest Rates Non-U.S.	1,847,392	0.62
Metals	711,975	0.24
Softs	(99,463)	(0.03)

Total futures contracts purchased	4,844,051	1.63

Futures Contracts Sold
Energy	694,880	0.23
Grains	(294,592)	(0.10)
Metals	(730,275)	(0.24)

Total futures contracts sold	(329,987)	(0.11)

Total fair value	$4,514,064	1.52%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(660,785)	(0.31)%
Energy	3,295,752	1.55
Grains	6,206,586	2.91
Interest Rates U.S.	999,269	0.47
Interest Rates Non-U.S.	309,793	0.14
Metals	63,190	0.03
Softs	359,678	0.17

Total futures contracts purchased	10,573,483	4.96

Futures Contracts Sold
Currencies	(17,588)	(0.01)
Energy	(278,590)	(0.13)
Interest Rates Non-U.S.	(170,173)	(0.08)
Livestock	79,810	0.04
Metals	(27,275)	(0.01)

Total futures contracts sold	(413,816)	(0.19)

Total fair value	$10,159,667	4.77%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$120,270,941	$45,753,249	$7,356,887
Change in net unrealized gains (losses) on open positions	(5,645,603)	(875,016)	199,393

Gain (loss) from trading, net	114,625,338	44,878,233	7,556,280
Interest income	2,959,647	6,365,854	6,973,475

Total income (loss)	117,584,985	51,244,087	14,529,755

Expenses:
Clearing fees	340,947	437,674	686,498
Professional fees	35,786	29,863	34,341

Total expenses	376,733	467,537	720,839

Net income (loss)	$117,208,252	$50,776,550	$13,808,916

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$771.84	$352.58	$83.95

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ Capital at December 31, 2005	$169,682,051
Net income (loss)	13,808,916
Sale of 28,094.8487 Redeemable Units of Limited Partnership Interest	30,189,283
Redemption of 21,595.7187 Redeemable Units of Limited Partnership Interest	(23,138,645)
Distribution of interest income to feeder funds	(6,973,475)

Partners’ Capital at December 31, 2006	183,568,130
Net income (loss)	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)

Partners’ Capital at December 31, 2007	213,055,022
Net income (loss)	117,208,252
Sale of 60,036.9500 Redeemable Units of Limited Partnership Interest	106,466,700
Redemption of 73,835.2095 Redeemable Units of Limited Partnership Interest	(136,350,323)
Distribution of interest income to feeder funds	(2,959,647)

Partners’ Capital December 31, 2008	$297,420,004

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$1,094.57

2007:	$1,404.73

2008:	$2,157.23

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On July 1, 2005, (commencement of trading operations), Smith Barney Diversified Futures Fund L.P. (“Diversified”), Smith Barney Diversified Futures Fund L.P. II (“Diversified II”), Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P. (“Orion”), CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units of the Master with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units of the Master with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units of the Master with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, CMF Institutional invested $7,000,000 of its’ initial capital and purchased 7,000.0000 Redeemable Units of the Master with cash of 16,242,748 and Citigroup Diversified purchased 95,795.8082 Redeemable Units of the Master with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the “Advisor”) using the Argo Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Citigroup Diversified and CMF Institutional (each a “Feeder”, collectively the “Funds”) with approximately 3.6%, 3.4%, 46.1%, 42.5% and 4.4% ownership interest of the Master at December 31, 2008, respectively and with approximately 4.3%, 3.9%, 42.5%, 44.3% and 5.0% ownership interest in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements. The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,514,064	$4,514,064	$—	$—

Total assets	4,514,064	4,514,064	—	—

Total fair value	$4,514,064	$4,514,064	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

g.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements were $17,345,935 and $14,736,861, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average monthly fair values for the years ended December 31, 2008 and 2007, based on a monthly calculation, were $10,200,232 and $11,939,322, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and change in unrealized gains (losses)*	$752.74	$310.35	$42.22
Interest income	19.34	42.42	41.94
Expenses**	(.24)	(0.19)	(0.21)

Increase (decrease) for the year	771.84	352.58	83.95
Distribution of interest income to feeder funds	(19.34)	(42.42)	(41.94)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,404.73	1,094.57	1,052.56

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,157.23	$1,404.73	$1,094.57

*	Includes clearing fees

**	Excludes clearing fees

	2008	2007	2006

Ratios to average net assets:
Net investment income (loss)***	1.0%	3.5%	3.6%

Operating expenses	0.1%	0.3%	0.4%

Total return	54.9%	32.2%	8.0%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2008

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$27,126,788	$9,695,635	$61,112,070	$19,309,545
Net income (loss)	$27,118,311	$9,686,363	$61,102,423	$19,301,155
Increase (decrease) in Net Asset Value per Redeemable Unit	$190.01	$68.64	$389.12	$124.07

	For the period from	For the period from	For the period from	For the period from
	October 1, 2007 to	July 1, 2007 to	April 1, 2007 to	January 1, 2007 to
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,270,390	$(6,130,894)	$40,955,768	$(30,288,851)
Net income (loss)	$46,266,008	$(6,138,210)	$40,946,666	$(30,297,914)
Increase (decrease) in Net Asset Value per Redeemable Unit	$310.58	$(42.99)	$280.04	$(195.05)

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Winton Master L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Winton Master L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Winton Master L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Winton Master L.P.:
We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$512,248,576	$415,019,670
Cash margin (Note 3c)	26,405,684	38,923,845
Net unrealized appreciation on open futures contracts	6,936,356	8,112,545
Unrealized appreciation on open forward contracts	2,996,261	1,858,698

	548,586,877	463,914,758
Interest receivable	9,032	1,028,543

Total assets	$548,595,909	$464,943,301

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$816,692	$3,380,482
Accrued expenses:
Professional fees	18,642	23,230
Redemption payable (Note 5)	—	3,465,913
Distribution payable (Note 5)	9,032	1,028,543

Total liabilities	844,366	7,898,168

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 270,994.4921 and 287,763.7942 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	547,751,543	457,045,133

Total liabilities and partners’ capital	$548,595,909	$464,943,301

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2008

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$928,233	0.17%
Indices	1,935	0.00 *
Interest Rates U.S.	4,977,464	0.91
Interest Rates Non-U.S.	6,479,517	1.18
Livestock	30,960	0.01
Softs	218,297	0.04

Total futures contracts purchased	12,636,406	2.31

Futures Contracts Sold
Currencies	(3,144,184)	(0.57)
Energy	727,901	0.13
Grains	(2,623,430)	(0.48)
Indices	(239,475)	(0.05)
Interest Rates U.S.	(13,766)	(0.00)*
Livestock	86,500	0.02
Lumber	3,806	0.00 *
Metals	(478,272)	(0.09)
Softs	(19,130)	(0.00)*

Total futures contracts sold	(5,700,050)	(1.04)

Net unrealized appreciation on open futures contracts	6,936,356	1.27

Unrealized Appreciation on Forward Contracts
Metals	2,996,261	0.55

Total unrealized appreciation on forward contracts	2,996,261	0.55

Unrealized Depreciation on Forward Contracts
Metals	(816,692)	(0.15)

Total unrealized depreciation on forward contracts	(816,692)	(0.15)

Total fair value	$9,115,925	1.67%

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Schedule of Investments
December 31, 2007

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(1,346,736)	(0.29)%
Energy	2,391,339	0.52
Grains	4,780,769	1.05
Indices	482,992	0.10
Interest Rates U.S.	145,156	0.03
Interest Rates Non-U.S.	1,045,608	0.23
Livestock	(62,428)	(0.01)
Metals	1,901,510	0.41
Softs	27,817	0.01

Total futures contracts purchased	9,366,027	2.05

Futures Contracts Sold
Currencies	(151,864)	(0.03)
Energy	(326,420)	(0.07)
Indices	96,301	0.02
Interest Rates U.S.	(9,475)	(0.00)*
Interest Rates Non-U.S.	(183,209)	(0.04)
Livestock	159,920	0.03
Lumber	2,805	0.00 *
Metals	1,950	0.00 *
Softs	(843,490)	(0.18)

Total futures contracts sold	(1,253,482)	(0.27)

Net unrealized appreciation on open futures contracts	8,112,545	1.78

Unrealized Appreciation on Open Forward Contracts
Metals	1,858,698	0.40

Total unrealized appreciation on open forward contracts	1,858,698	0.40

Unrealized Depreciation on Open Forward Contracts
Metals	(3,380,482)	(0.74)

Total unrealized depreciation on open forward contracts	(3,380,482)	(0.74)

Total fair value	$6,590,761	1.44%

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$121,322,866	$67,378,983	$29,047,931
Change in net unrealized gains (losses) on open positions	2,525,164	(3,420,940)	5,283,954

Gain (loss) from trading, net	123,848,030	63,958,043	34,331,885
Interest Income	5,909,704	14,456,282	10,072,338

Total income (loss)	129,757,734	78,414,325	44,404,223

Expenses:
Clearing fees	478,086	861,888	950,836
Professional fees	35,866	33,468	21,458

Total expenses	513,952	895,356	972,294

Net income (loss)	$129,243,782	$77,518,969	$43,431,929

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$453.53	$276.81	$232.02

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008, 2007 and 2006

Partners’
Capital

Partners’ capital at December 31, 2005	$178,606,589
Net income (loss)	43,431,929
Sale of 105,066.7150 Redeemable Units of Limited Partnership Interest	130,956,345
Redemption of 55,862.7262 Redeemable Units of Limited Partnership Interest	(70,039,367)
Distribution of interest income to feeder funds	(10,072,338)

Partners’ capital at December 31, 2006	272,883,158
Net income (loss)	77,518,969
Sale of 123,458.3915 Redeemable Units of Limited Partnership Interest	172,636,530
Redemption of 35,253.7082 Redeemable Units of Limited Partnership Interest	(51,537,242)
Distribution of interest income to feeder funds	(14,456,282)

Partners’ capital at December 31, 2007	457,045,133
Net income (loss)	129,243,782
Sale of 85,029.5477 Redeemable Units of Limited Partnership Interest	154,723,207
Redemption of 101,798.8498 Redeemable Units of Limited Partnership Interest	(187,350,875)
Distribution of interest income to feeder funds	(5,909,704)

Partners’ capital at December 31, 2008	$547,751,543

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006	$1,367.43

2007	$1,588.26

2008	$2,021.26

See accompanying notes to financial statements.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Winton Master L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On November 1, 2004 (date Master commenced trading), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Smith Barney Diversified Futures Fund L.P. (“Diversified”) and Citigroup Orion Futures Fund L.P., formerly Salomon Smith Barney Orion Futures Fund L.P. (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Units of the Master with cash equal to $2,000,000. Orion purchased 35,389.8399 Units of the Master with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Units of the Master with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Units with cash equal to $57,471,493. On July 1, 2005 CMF Institutional Futures Portfolio L.P. (“CMF Institutional”) allocated a portion of its capital to the Master and purchased 5,741.8230 Units of the Master with cash equal to $7,000,000. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 3,711.7321 Units of the Master with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (“Winton Legion”) allocated a portion of its capital to the Master and purchased 2,355.4605 Units of the Master with cash equal to $3,000,000. On February 1, 2007 Citigroup Abingdon Futures Fund L.P. (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Units of the Master with cash equal to $12,945,000. On March 1, 2007 Citigroup Global Futures L.L.C. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Units of the Master with cash equal to $2,500,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,446.6172 units with a fair value of $1,850,255, which includes interest income of $7,907. On December 31, 2007, Winton Legion redeemed its entire investment in the Master. This amounted to 2,182.2006 units with a fair value of $3,474,547, which includes interest income of $8,634 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Abingdon, and Global Futures (each a “Feeder”, collectively the “Funds”) with approximately 2.6%, 37.9%, 4.1%, 27.4%, 2.7%, 21.7%, and 3.6% investments in the Master at December 31, 2008, respectively. Diversified, Orion, Winton Feeder, Citigroup Diversified, CMF Institutional, Abingdon, and Global Futures had approximately 3.5%, 38.4%, 6.7%, 26.3%, 2.8%, 20.2%, and 2.1% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney,

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2024: or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$6,936,356	$6,936,356	$—	$—
Forwards	2,996,261	2,996,261	—	—

Total assets	9,932,617	9,932,617	—	—

Liabilities
Forwards	816,692	816,692	—	—

Total liabilities	816,692	816,692	—	—

Total fair value	$9,115,925	$9,115,925	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2005.

h.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $26,405,684 and $38,923,845, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $10,226,644 and $13,531,584, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$433.13	$220.96	$179.65
Interest income	20.53	55.98	52.49
Expenses**	(0.13)	(0.13)	(0.12)

Increase (decrease) for the year	453.53	276.81	232.02
Distribution of interest income to feeder funds	(20.53)	(55.98)	(52.49)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,588.26	1,367.43	1,187.90

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,021.26	$1,588.26	$1,367.43

*	Includes clearing fees

**	Excludes clearing fees

	2008	2007	2006

Ratios to average net assets:
Net investment income (loss)***	1.0%	3.7%	3.8%

Operating expenses	0.1%	0.2%	0.4%

Total return	28.6%	20.2%	19.5%

***	Interest income less total expenses

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2008

The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2008 to	July 1, 2008 to	from	from
	December 31,	September 30,	April 1, 2008 to	January 1, 2008 to
	2008	2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$64,847,978	$(37,683,528)	$38,151,732	$63,963,466

Net income (loss)	$64,838,710	$(37,692,795)	$38,142,296	$63,955,571

Increase (decrease) in Net Asset Value per Redeemable Unit	$241.14	$(136.12)	$129.68	$218.83

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2007 to	July 1, 2007 to	from	from
	December 31,	September 30,	April 1, 2007 to	January 1, 2007 to
	2007	2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$26,421,519	$22,636,219	$47,121,703	$(18,627,004)

Net income (loss)	$26,421,271	$22,624,252	$47,111,076	$(18,637,630)

Increase (decrease) in Net Asset Value per Redeemable Unit	$93.17	$78.00	$184.25	$(78.61)

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Graham Capital Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for the year ended December 31, 2007 and for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for the year ended December 31, 2007 and for the period April 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$214,551,266	$191,110,075
Cash margin (Note 3c)	9,073,580	24,672,137
Net unrealized appreciation on open futures contracts	1,162,793	278,888
Unrealized appreciation on open forward contracts	2,695,908	6,792,116

	227,483,547	222,853,216
Interest receivable	3,343	424,676

Total assets	$227,486,890	$223,277,892

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,975,865	$7,439,350
Accrued expenses:
Professional fees	16,740	24,122
Distribution payable	3,343	424,676
Redemptions payable	—	1,795,357

Total liabilities	2,995,948	9,683,505

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 146,784.8652 and 186,334.8221 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	224,490,942	213,594,387

Total liabilities and partners’ capital	$227,486,890	$223,277,892

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2008

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$1,840	0.00%*
Energy	325,615	0.15
Grains	13,370	0.01
Indices	(19,645)	(0.01)
Interest Rates Non-U.S.	947,609	0.42
Interest Rates U.S.	507,653	0.23
Metals	33,132	0.01
Softs	3,251	0.00 *

Total futures contracts purchased	1,812,825	0.81

Futures Contracts Sold
Currencies	8,038	0.00 *
Energy	(266,237)	(0.12)
Grains	(207,227)	(0.09)
Indices	(86,831)	(0.04)
Interest Rates Non-U.S.	(9,163)	(0.00)*
Livestock	25,220	0.01
Metals	(35,970)	(0.02)
Softs	(77,862)	(0.03)

Total futures contracts sold	(650,032)	(0.29)

Net unrealized appreciation on open futures contracts	1,162,793	0.52

Unrealized Appreciation on Open Forward Contracts
Currencies	2,398,640	1.07
Metals	297,268	0.13

Total unrealized appreciation on open forward contracts	2,695,908	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,764,819)	(1.23)
Metals	(211,046)	(0.10)

Total unrealized depreciation on open forward contracts	(2,975,865)	(1.33)

Total fair value	$882,836	0.39%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S.	(2,712)	(0.00)*
Interest Rates Non-U.S.	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)

Total futures contracts purchased	559,385	0.26

Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S.	(67,681)	(0.03)
Interest Rates Non-U.S.	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)

Total futures contracts sold	(280,497)	(0.13)

Net unrealized appreciation on open futures contracts	278,888	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22

Total unrealized appreciation on open forward contracts	6,792,116	3.18

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)

Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)

Total fair value	$(368,346)	(0.17)%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2008, 2007 and
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

	2008	2007	2006

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed positions	$61,878,532	$37,612,230	$(10,694,864)
Change in net unrealized gains (losses) on open positions	1,251,182	(7,303,599)	6,935,253

Gain (loss) from trading, net	63,129,714	30,308,631	(3,759,611)
Interest income	2,202,621	7,463,020	5,820,992

Total income (loss)	65,332,335	37,771,651	2,061,381

Expenses:
Clearing fees	940,378	857,460	473,603
Professional fees	30,056	29,466	39,606

Total expenses	970,434	886,926	513,209

Net income (loss)	$64,361,901	$36,884,725	$1,548,172

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$396.07	$187.22	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2008, 2007 and
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

Partners’
Capital

Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income (loss)	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)

Partners’ Capital at December 31, 2006	226,673,516
Net income (loss)	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)

Partners’ Capital at December 31, 2007	213,594,387
Net income (loss)	64,361,901
Sale of 3,998.1810 Redeemable Units of Limited Partnership Interest	5,096,496
Redemption of 43,548.1379 Redeemable Units of Limited Partnership Interest	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	$224,490,942

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$995.61

2007:	$1,146.29

2008:	$1,529.39

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.  Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On April 1, 2006 (commencement of trading operations), Citigroup Diversified 2000 Futures Fund L.P., formerly Salomon Smith Barney Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Smith Barney Global Markets Futures Fund (“Global Markets”), Smith Barney Diversified Futures Fund L.P. (“Diversified I”) and Smith Barney Diversified Futures Fund L.P. II (“Diversified II”) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (“Fairfield II”) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Units of the Master with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Units of the Master with a fair value of $1,799,772, which includes interest income of $4,415 that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified (each a “Feeder”, collectively the “Funds”) with approximately 12.6%, 5.0%, 4.7%, 27.1% and 50.6% investments in the Master at December 31, 2008, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Citigroup Diversified owned approximately 14.2%, 5.5%, 5.3%, 32.5% and 42.5% investments in the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.  Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition . Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

\

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	2,695,908	297,268	2,398,640	—

Total assets	3,858,701	1,460,061	2,398,640	—

Liabilities
Forwards	$2,975,865	$211,046	$2,764,819	$—

Total liabilities	2,975,865	211,046	2,764,819	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME,

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.  Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $9,073,580 and $24,672,137, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $1,746,353 and $4,235,297, respectively.

5.	Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2008, 2007 and the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$383.27	$150.83	$(4.18)
Interest income	12.97	36.54	28.87
Expenses**	(0.17)	(0.15)	(0.21)

Increase (decrease) for the period	396.07	187.22	24.48
Distribution of interest income to feeder funds	(12.97)	(36.54)	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	1,146.29	995.61	1,000.00

Net Asset Value per Redeemable Unit, end of period	$1,529.39	$1,146.29	$995.61

Ratios to Average Net Assets:
Net investment income (loss)***	0.6%	3.0%	3.8	%****

Operating expenses	0.4%	0.4%	0.4	%****

Total return	34.6%	18.8%	2.4%

*	Includes clearing fees

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2008

**	Excludes clearing fees

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

     Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2008 and 2007 are summarized below:

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2008 to	July 1, 2008 to	from	from
	December 31,	September 30,	April 1, 2008 to	January 1, 2008 to
	2008	2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$34,035.718	$(8,466,890)	$18,680,824	$20,142,305

Net income (loss)	$34,029,127	$(8,473,481)	$18,672,387	$20,133,868

Increase (decrease) in Net Asset Value per Redeemable Unit	$224.58	$(52.04)	$112.99	$110.54

	For the period	For the period
	from	from	For the period	For the period
	October 1, 2007 to	July 1, 2007 to	from	from
	December 31,	September 30,	April 1, 2007 to	January 1, 2007 to
	2007	2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,324,937	$(2,413,943)	$45,168,613	$(15,165,416)

Net income (loss)	$9,325,295	$(2,423,727)	$45,158,828	$(15,175,671)

Increase (decrease) in Net Asset Value per Redeemable Unit	$45.83	$(11.73)	$222.94	$(69.82)

To the Limited Partners of
CMF Avant Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Citigroup Managed Futures LLC
General Partner,
CMF Avant Master Fund L.P.

Citigroup Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Report of Independent Auditors
To the Partners of
CMF Avant Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Avant Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Avant Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Avant Master Fund L.P. (the “Partnership”), as of December 31, 2007, and the related statements of income and expenses, and changes in partners’ capital for the year ended December 31, 2007 and for the period March 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Avant Master Fund L.P. as of December 31, 2007, and the results of its operations, and changes in partners’ capital for the year December 31, 2007 and for the period March 1, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Avant Master Fund L.P.
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$51,744,010	$57,143,345
Cash margin (Note 3c)	6,298,957	5,380,422
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	1,524,860
Options owned, at fair value (cost $5,563,825 and $4,537,230 respectively)	9,586,424	2,142,508

	67,629,391	66,191,135
Interest receivable	1,084	144,420

Total assets	$67,630,475	$66,335,555

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$433,120	$—
Options written, at fair value (premium $5,314,025 and $5,608,210, respectively)	14,795,076	3,495,216
Accrued expenses:
Professional fees	29,159	24,590
Distribution payable	1,084	144,420

Total liabilities	15,258,439	3,664,226

Partners’ capital:
General Partner, 0.0000 Unit equivalents at December 31, 2008 and 2007	—	—
Limited Partners’ Capital, 56,889.3869 and 71,883.9319 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2008 and 2007, respectively	52,372,036	62,671,329

Total liabilities and partners’ capital	$67,630,475	$66,335,555

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Natural Gas Mar. 2009 — Aug. 2012	806	$(6,272,350)	(11.98)%
NMX HH N Gas Swap Mar. 2009 — Aug. 2012	1,600	(5,452,440)	(10.41)
Other		(1,752,130)	(3.34)

Total futures and exchange cleared swap contracts purchased		(13,476,920)	(25.73)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX Natural Gas Feb. 2009 — Dec. 2012	1,023	10,264,700	19.60
NMX HH N Gas Swap Dec. 2009 — Sep. 2011	1,024	2,779,100	5.31

Total futures and exchange cleared swap contracts sold		13,043,800	24.91

Net unrealized depreciation on open futures and exchange cleared swap contracts		(433,120)	(0.82)

Options Owned
Energy		9,586,424	18.30

Options Written
Energy		(14,795,076)	(28.25)

Total fair value		$(5,641,772)	(10.77)%

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Schedule of Investments
December 31, 2007

		% of Partners’
	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy	$4,441,520	7.09%

Futures and Exchange Cleared Swap Contracts Sold
Energy	(2,916,660)	(4.65)

Net unrealized appreciation on open futures and exchange cleared swap contracts	1,524,860	2.44

Options Owned
Energy	2,142,508	3.42

Options Written
Energy	(3,495,216)	(5.58)

Total fair value	$172,152	0.28%

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2008 and 2007 and for the period from March 1, 2006
(commencement of trading operations)
to December 31, 2006

	2008	2007	2006

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$11,106,601	$(8,119,508)	$(1,226,853)
Change in net unrealized gains (losses) on open positions	(7,134,704)	2,160,940	(2,248,438)

Gain (loss) from trading, net	3,971,897	(5,958,568)	(3,475,291)
Interest income	632,913	2,179,378	897,895

Total income (loss)	4,604,810	(3,779,190)	(2,577,396)

Expenses:
Clearing fees	148,722	252,377	170,982
Professional fees	48,973	30,957	40,054

Total expenses	197,695	283,334	211,036

Net income (loss)	$4,407,115	$(4,062,524)	$(2,788,432)

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$58.65	$(59.91)	$5.19 *

*	The amount shown per Redeemable Units does not correspond with the loss presented above because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interests.

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2008 and 2007 and the period from March 1, 2006
(commencement of trading operations)
to December 31, 2006

Partners’
Capital

Initial capital contribution from Limited Partners at March 1, 2006 representing 8,177.1175 Redeemable Units of Limited Partnership Interest	$8,177,117
Net income (loss)	(2,788,432)
Sale of 63,923.9908 Redeemable Units of Limited Partnership Interest	65,670,058
Redemption of 33,858.6305 Redeemable Units of Limited Partnership Interest	(33,143,888)
Distribution of interest income to feeder funds	(897,895)

Partners’ Capital at December 31, 2006	37,016,960
Net income (loss)	(4,062,524)
Sale of 38,610.2462 Redeemable Units of Limited Partnership Interest	36,599,757
Redemption of 4,968.7921 Redeemable Units of Limited Partnership Interest	(4,703,486)
Distribution of interest income to feeder funds	(2,179,378)

Partners’ Capital at December 31, 2007	62,671,329
Net income (loss)	4,407,115
Sale of 10,313.7684 Redeemable Units of Limited Partnership Interest	9,669,031
Redemptions of 25,308.3134 Redeemable Units of Limited Partnership Interest	(23,742,526)
Distribution of interest income to feeder funds	(632,913)

Partners’ Capital December 31, 2008	$52,372,036

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2006:	$967.95

2007:	$871.84

2008:	$920.59

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

1.	Partnership Organization:

CMF Avant Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

On March 1, 2006 (commencement of trading operations), Citigroup Emerging CTA Portfolio L.P. (“Emerging CTA”) purchased 8,177.1175 Redeemable Units of the Master with cash of $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. On May 1, 2006, Alera Portfolio SPC (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,242.8088 Redeemable Units with cash of $4,795,225. On July 1, 2006, Citigroup Diversified Futures Fund L.P. (“Citigroup Diversified”) allocated a portion of its capital to the Master and purchased 17,941.7382 Redeemable Units with a cash of $20,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (“Energy Fund”) allocated a portion of its capital to the Master and purchased 2,456.7378 Redeemable Units with cash of $2,370,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,717.5007 Redeemable Units with a fair value of $1,672,710, which includes interest income of $6,907. The Master was formed to permit commodity pools managed now or in the future by Avant Capital Management L.P., a Texas limited partnership (the “Advisor”) using the Managed Account Trading Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Emerging CTA, Citigroup Diversified and Energy Fund, (each a “Fund,” collectively the “Funds”) with approximately 30.1%, 57.2%, and 12.7% ownership interests of the Master at December 31, 2008, respectively and approximately 34.3%, 55.5%, and 10.2% ownership interests of the Master at December 31, 2007, respectively.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”). As of December 31, 2008, all trading decisions for the Master are made by the Advisor.

On January 13, 2009, Citigroup Inc. reached a definitive agreement to sell CGM’s division, Smith Barney, which includes Smith Barney in the U.S., Smith Barney in Australia and Quilter in the U.K., to a joint venture to be formed with Morgan Stanley. The joint venture, to be called Morgan Stanley Smith Barney, will combine the sold businesses with Morgan Stanley’s Global Wealth Management Group. Upon closing, Morgan Stanley will own 51% and Citigroup will own 49% of the joint venture. Morgan Stanley and Citigroup will have various purchase and sale rights for the joint venture, but Citigroup is expected to retain the full amount of its stake at least through year three and to continue to own a significant stake in the joint venture at least through year five. The transaction, which is subject to and contingent upon regulatory approvals and other customary closing conditions, is expected to close the third quarter of 2009.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.  Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

c.	Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in commodity futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Fair Value Measurements.  The Master adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options	$9,586,424	$9,586,424	$—	$—

Total assets	9,586,424	9,586,424	—	—

Liabilities
Futures and Exchange Cleared Swaps	$433,120	$433,120	$—	$—
Options	14,795,076	14,795,076

Total liabilities	15,228,196	15,228,196	—	—

Total fair value	$(5,641,772)	$(5,641,772)	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Master for the year ended December 31, 2008 and that no provision for income tax is required in the Master’s financial statements.

The following are the major tax jurisdictions for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Recent Accounting Pronouncements. On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Master accounts for derivatives (the Master does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including, selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2008 and 2007, the amount of cash held by the Master for margin requirements was $6,298,957 and $5,380,422. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

4.  Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values for the years ended December 31, 2008 and 2007 based on a monthly calculation, were $5,014,679 and $933,428, respectively.

5.  Distributions and Redemptions:

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and inform the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2008, 2007 and for the period from March 1, 2006 (commencement of trading operations) to December 31, 2006 were as follows:

	2008	2007	2006

Net realized and unrealized gains (losses)*	$49.55	$(95.55)	$(29.91)
Interest income	9.90	36.20	37.24
Expenses**	(0.80)	(0.56)	(2.14)

Increase (decrease) for the period	58.65	(59.91)	5.19 ***
Distribution of interest income to feeder funds	(9.90)	(36.20)	(37.24)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	871.84	967.95	1,000.00

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$920.59	$871.84	$967.95

*	Includes clearing fees

**	Excludes clearing fees

***	The amount shown per Unit does not correspond with the loss on the Statements of Income and Expenses because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

	2008	2007	2006

Ratios to average net assets:
Net investment income (loss)*****	0.7%	3.5%	3.3	%****

Operating expenses	0.3%	0.5%	1.0	%****

Total return	6.7%	(6.2)%	(0.5)%

****	Annualized

*****	Interest income less total expenses

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2008

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. As of December 31, 2008, there are no OTC swap contracts the Master is a party to. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

     Selected unaudited quarterly financial data for Avant Master for the years ended December 31, 2008 and 2007 are summarized below:

				For the period
	For the period	For the period	For the period	from
	from	from	from	January 1, 2008
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$13,513	$(6,373,164)	$5,790,002	$5,025,737
Net income (loss)	$4,132	$(6,387,237)	$5,775,487	$5,014,733
Increase (decrease) in Net Asset Value per Redeemable Unit	$0.12	$(108.70)	$96.87	$70.36

	For the period	For the period		For the period
	from	from	For the period	from
	October 1, 2007 to	July 1, 2007 to	from	January 1, 2007
	December 31,	September 30,	April 1, 2007 to	to
	2007	2007	June 30, 2007	March 31, 2007
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$435,763	$(3,865,905)	$(1,208,573)	$607,148
Net income (loss)	$436,419	$(3,875,104)	$(1,220,066)	$596,227
Increase (decrease) in Net Asset Value per Redeemable Unit	$6.18	$(52.69)	$(25.92)	$12.52

PART III
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      KPMG LLP was previously the principal accountant for the Partnership. On June 26, 2008, that firm was dismissed as principal accountant and PricewaterhouseCoopers LLP was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
      In connection with the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the year.
      The audit report of KPMG LLP on the financial statements of the Partnership as of and for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisors.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $54,081,006 were earned by CGM for the year ended December 31, 2008. Management fees and incentive fees of $17,779,951 and $30,928,566, respectively, were earned by the Advisors for the year ended December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security ownership of certain beneficial owners. As of February 28, 2009, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 9,701.7842 Redeemable Units (1.2%) of Limited Partnership Interest as of December 31, 2008.
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     CGM and the General Partner would be considered promoters for purposes of item 404 (d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) in the period from June 27, 2008 through December 31, 2008 and KPMG LLP (“KPMG”)in the period from January 1, 2007 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
     PwC         $180,000
     KPMG     $310,135
     (2) Audit-Related Fees. None
     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC in 2008 and KPMG in 2007 for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:
     PwC         $  70,000
     KPMG     $100,647

     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
Statements of Financial Condition at December 31, 2008 and 2007.
Schedules of Investments at December 31, 2008 and 2007
Statements of Income and Expenses for the years ended December 31, 2008, 2007 and 2006.
Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006.
Notes to Financial Statements.
(2) Exhibits:
10.1	Letters extending Management Agreements with Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A. and Graham Capital Management L.P. for 2004 (previously filed).

10.2	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (previously filed).

10.3	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (previously filed).

10.4	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (previously filed).

10.5	Management Agreement among the Partnership, the General Partner and AAA Capital Management, Inc. (previously filed).

10.6	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management and Winton Capital Management Limited for 2005 (previously filed).

10.7	Management Agreement among the Partnership, the General Partner and Avant Capital Management L.P. (previously filed).

10.8	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., AAA Capital Management Advisors, Ltd., Graham Capital Management and Winton Capital Management Limited for 2006 (previously filed).

10.9	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates Inc., Capital Fund Management S.A., Graham Capital Management, AAA Capital Management Advisors, Ltd., Avant Capital Management L.P. and Winton Capital Management Limited for 2007 (previously filed).

10.10	Letters from General Partner extending Management Agreements to Drury Capital, Inc., Aspect Capital Limited, John W. Henry & Company, Inc., Willowbridge Associates., Capital Fund Management S.A., AAA Capital Management Advisors, Ltd., Graham Capital Management., Avant Capital Management L.P. and Winton Capital Management Limited for 2008 (filed herein).

23.1	Consent from KPMG LLP dated March 26, 2009 (filed herein).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 – Section 1350 Certification (Certification of President and Director)

32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2009.
CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	/s/ Citigroup Managed Futures LLC
(General Partner)

By	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman
Jerry Pascucci	Shelley Deavitt Ullman
President and Director	Director

/s/ Jennifer Magro	/s/ Ihor Rakowsky

Jennifer Magro	Ihor Rakowsky
Chief Financial Officer and	Secretary and Director
Director

/s/ Steve Ciampi	/s/ Daryl Dewbrey

Steve Ciampi	Daryl Dewbrey
Director	Director

/s/ Raymond Nolte

Raymond Nolte
Director
     Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.