Form 10-Q
period 2009-03-31
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2009-05-15
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

As of April 30, 2009, 665,962.6204 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 23

Item 4T.	Controls and Procedures	24

PART II - Other Information		25 – 29
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets:

Investment in Partnerships, at fair value	$899,060,880	$1,044,481,163
Equity in trading account:
Cash	27,010,630	22,416,754
Cash margin	1,980,486	1,826,064
Net unrealized appreciation on open futures contracts	—	1,066,300

	928,051,996	1,069,790,281
Interest receivable	2,622	362

Total assets	$928,054,618	$1,069,790,643

Liabilities and Partners’ Capital:

Liabilities:
Net unrealized depreciation on open futures contracts	$155,949	$—
Accrued expenses:
Brokerage commissions	4,252,869	4,903,208
Management fees	1,483,704	1,706,336
Incentive fees	2,401,283	13,265,102
Other	781,756	690,558
Redemptions payable	40,086,209	31,754,585

Total liabilities	49,161,770	52,319,789

Partners’ Capital:
General Partner, 9,701.7842 Unit equivalents outstanding at March 31, 2009 and December 31, 2008	12,242,681	12,519,764
Limited Partners, 686,783.1163 and 778,756.5669 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	866,650,167	1,004,951,090

Total partners’ capital	878,892,848	1,017,470,854

Total liabilities and partners’ capital	$928,054,618	$1,069,790,643

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	63	$(114,325)	(0.01	)*%
Energy	6	(19,700)	(0.01)
Indices	4	(15,391)	(0.00	)*
Interest Rates - U.S.	174	(71,623)	(0.01)
Interest Rates Non - U.S.	154	92,999	0.01
Metals	32	(64,805)	(0.01)
Softs	52	(15,324)	(0.00	)*

Total futures contracts purchased		(208,169)	(0.03)

Futures Contracts Sold
Currencies	51	30,044	0.00	*
Energy	26	55,798	0.01
Grains	43	(22,698)	(0.00	)*
Indices	9	(4,143)	(0.00	)*
Interest Rates Non - U.S.	3	(911)	(0.00	)*
Softs	26	(5,870)	(0.00	)*

Total futures contracts sold		52,220	0.01

Net unrealized depreciation on open futures contracts		(155,949)**	(0.02)

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		107,720,550	12.26
CMF Willowbridge Argo Master Fund L.P.		88,452,440	10.07
CMF Aspect Master Fund L.P.		131,146,337	14.92
CMF Capital Fund Management Master Fund L.P.		178,454,147	20.30
CMF Winton Master L.P.		127,266,857	14.48
SB AAA Master Fund LLC		140,380,971	15.97
CMF Graham Capital Master Fund L.P.		97,169,157	11.06
CMF SandRidge Master Fund L.P.		28,470,421	3.24

Total investment in Partnerships		899,060,880	102.30

Total fair value		$898,904,931	102.28%

*	Due to rounding.

**	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.
See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	85	$21,063	0.00	*%
Grains	9	(738)	(0.00	)*
Interest Rates - U.S.	116	644,683	0.06
Interest Rates Non - U.S.	142	209,160	0.02
Metals	9	37,600	0.01

Total futures contracts purchased		911,768	0.09

Futures Contracts Sold
Currencies	24	16,212	0.00	*
Energy	68	101,398	0.01
Grains	18	(23,868)	(0.00	)*
Indices	10	(1,641)	(0.00	)*
Softs	68	62,431	0.01

Total futures contracts sold		154,532	0.02

Net unrealized appreciation on open futures contracts		1,066,300 **	0.11

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		154,127,975	15.15
CMF Willowbridge Argo Master Fund L.P.		126,449,928	12.43
CMF Aspect Master Fund L.P.		162,328,063	15.95
CMF Capital Fund Management Master Fund L.P.		171,427,475	16.85
CMF Winton Master L.P.		149,948,887	14.74
SB AAA Master Fund LLC		136,584,029	13.42
CMF Graham Capital Master Fund L.P.		113,642,734	11.17
CMF Avant Master Fund L.P.		29,972,072	2.94

Total investment in Partnerships		1,044,481,163	102.65

Total fair value		$1,045,547,463	102.76%

*	Due to rounding.

**	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(695,006)	$4,722,987
Net realized gains (losses) on investment in Partnerships	24,415,179	71,674,210
Change in net unrealized gains (losses) on open contracts	(1,222,249)	49,976
Change in net unrealized gains (losses) on investment in Partnerships	(21,489,654)	(1,321,576)

Gain (loss) from trading, net	1,008,270	75,125,597
Interest income	6,369	61,562
Interest income from investment in Partnerships	197,186	3,445,381

Total income (loss)	1,211,825	78,632,540

Expenses:
Brokerage commissions including clearing fees	14,476,365	13,117,326
Management fees	4,714,933	4,242,179
Incentive fees	2,401,283	5,469,694
Other	371,589	302,490

Total expenses	21,964,170	23,131,689

Net income (loss)	(20,752,345)	55,500,851
Additions – Limited Partners	—	32,194,000
Redemptions – Limited Partners	(117,825,661)	(44,327,577)

Net increase (decrease) in Partners’ Capital	(138,578,006)	43,367,274
Partners’ Capital, beginning of period	1,017,470,854	819,176,071

Partners’ Capital, end of period	$878,892,848	$862,543,345

Net Asset Value per Unit (696,484.9005 and 803,108.2884 Units outstanding at March 31, 2009 and 2008, respectively)	$1,261.90	$1,074.01

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(28.56)	$67.40

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (“Citigroup”)

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”). Avant Capital Management L.P. (“Avant”) was terminated as of January 31, 2009. SandRidge was added as an advisor to the Partnership on March 1, 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31, 2009
	2009	2008
Net realized and unrealized gains (losses) *	$(18.99)	$75.29
Interest income	0.27	4.25
Expenses **	(9.84)	(12.14)

Increase (decrease) for the period	(28.56)	67.40
Net Asset Value per Redeemable Unit, beginning of period	1,290.46	1,006.61

Net Asset Value per Redeemable Unit, end of period	$1,261.90	$1,074.01

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended
	March 31, 2009
	2009	2008
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.2)%	(6.7)%

Operating expenses	8.3%	8.3%
Incentive fees	0.3%	0.6%

Total expenses	8.6%	8.9%

Total return:
Total return before incentive fees	(1.9)%	7.4%
Incentive fees	(0.3)%	(0.7)%

Total return after incentive fees	(2.2)%	6.7%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $310,468 and $1,089,419, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2009 and December 31, 2008 were $(155,949) and $1,066,300, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss)
Sector	from trading
Currencies	$(865,678)
Energy	82,285
Grains	(183,681)
Indices	(32,467)
Interest Rates U.S.	(372,851)
Interest Rates Non-U.S.	(136,275)
Metals	(205,425)
Softs	(203,163)

Total	$(1,917,255)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$899,060,880	$—	$899,060,880	$—

Total assets	899,060,880	—	899,060,880	—

Liabilities
Futures	$155,949	$155,949	$—	$—

Total liabilites	155,949	155,949	—	—

Total fair value	$898,904,931	$(155,949)	$899,060,880	$—

5.	Investment in Partnerships:

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

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash of $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward contracts with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash of $117,943,205 and a

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

contribution of open futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash of $157,804,021 and a contribution of open futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA for trading were invested in the Citigroup AAA Master Fund LLC, (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of AAA Master with cash of $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

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

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 Redeemable Units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on January 31, 2009 for cash equal to $14,065,898.

On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 Redeemable Units of SandRidge Master with cash of $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Managed Account Program, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and SandRidge Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through a commodity brokerage account maintained with CGM.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage commission are charged at the Partnership level.

At March 31, 2009, the Partnership owned approximately 92.2% of Drury Master, 38.9% of Willowbridge Master, 63.3% of Aspect Master, 81.9% of CFM Master, 23.9% of Winton Master, 10.4% of AAA Master, 51.3% of Graham Master and 5.6% of SandRidge Master. At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$119,438,012	$2,557,847	$116,880,165
Willowbridge Master	227,599,897	16,163	227,583,734
Aspect Master	209,855,740	2,700,536	207,155,204
CFM Master	217,844,582	18,064	217,826,518
Winton Master	534,331,372	1,049,135	533,282,237
AAA Master	1,736,172,386	385,313,890	1,350,858,496
Graham Master	191,467,038	1,904,562	189,562,476
SandRidge Master	511,229,301	2,938,336	508,290,965

Total	$3,747,938,328	$396,498,533	$3,351,439,795

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Drury Master	$166,832,228	$16,757	$166,815,471
Willowbridge Master	297,439,763	19,759	297,420,004
Aspect Master	240,236,167	881,834	239,354,333
CFM Master	204,219,612	189,265	204,030,347
Winton Master	547,770,185	18,642	547,751,543
AAA Master	1,962,984,697	624,353,598	1,338,631,099
Graham Master	224,787,639	296,697	224,490,942
Avant Master	67,629,391	15,257,355	52,372,036

Total	$3,711,899,682	$641,033,907	$3,070,865,775

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2009		For the three months ended March 31, 2009
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	12.26%	107,720,550	$(1,716,398)	$33,303	$8,084	$(1,757,785)	Commodity Portfolio	Monthly
Willowbridge Master	10.07%	88,452,440	(14,417,144)	23,211	3,524	(14,443,879)	Commodity Portfolio	Monthly
Aspect Master	14.92%	131,146,337	(1,535,732)	26,699	6,476	(1,568,907)	Commodity Portfolio	Monthly
CFM Master	20.30%	178,454,147	11,065,583	678,713	8,663	10,378,207	Commodity Portfolio	Monthly
Winton Master	14.48%	127,266,857	(950,626)	17,227	2,384	(970,237)	Commodity Portfolio	Monthly
AAA Master	15.97%	140,380,971	9,506,201	71,646	18,417	9,416,138	Energy Markets	Monthly
Graham Master	11.06%	97,169,157	(552,222)	65,095	4,241	(621,558)	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Markets	Monthly
SandRidge Master	3.24%	28,470,421	1,476,434	4,789	1,224	1,470,421	Energy Markets	Monthly

Total		$899,060,880	$3,122,711	$923,658	$54,267	$2,144,786

	December 31, 2008		For the three months ended March 31, 2008
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	15.15%	$154,127,975	$9,036,291	$48,731	$7,805	$8,979,755	Commodity Portfolio	Monthly
Willowbridge Master	12.43%	126,449,928	8,426,499	48,966	3,607	8,373,926	Commodity Portfolio	Monthly
Aspect Master	15.95%	162,328,063	19,248,670	63,980	3,839	19,180,851	Commodity Portfolio	Monthly
CFM Master	16.85%	171,427,475	5,309,707	451,572	6,174	4,851,961	Commodity Portfolio	Monthly
Winton Master	14.74%	149,948,887	16,351,701	47,100	1,994	16,302,607	Commodity Portfolio	Monthly
AAA Master	13.42%	136,584,029	3,823,087	68,336	12,677	3,742,074	Energy Markets	Monthly
Graham Master	11.17%	113,642,734	8,810,323	124,906	3,635	8,681,782	Commodity Portfolio	Monthly
Avant Master	2.94%	29,972,072	2,791,737	23,324	6,095	2,762,318	Energy Markets	Monthly

Total		$1,044,481,163	$73,798,015	$876,915	$45,826	$72,875,274

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents (iii) and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 13.6% from $1,017,470,854 to $878,892,848. This decrease was attributable to the net loss from operations of $20,752,345, coupled with the redemption of 91,973.4506 Redeemable Units of Limited Partnership Interest resulting in an outflow of $117,825,661. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses and Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Options. The Funds may purchase and write (sell) both exchange listed and over the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses and Partners’ Capital.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.

Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

      During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 2.2% from $1,290.46 to $1,261.90 as compared to an increase of 6.7% in the same period of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2009 of $1,008,270. Gains were primarily attributable to the Partnership/Funds’ trading in energy, non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, grains, U.S. interest rates, metals, softs and lumber. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $75,125,597. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs, indices and lumber.

The first quarter of 2009 is a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims have doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear.

The severity of the economic downturn was highlighted early in the quarter when reports showed the US unemployment rate rising to fifteen year highs of 7.2%. With the US Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Yields moved higher as world governments planned record bond sales to rescue failing banking systems, resulting in losses in trading US fixed income markets. In the currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In the metals sector, industrial metals reversed their previously established strong bearish trend as bullish trend seemed to appear during the quarter. Precious metals were profitable during the early part of quarter when bullish trend materialized, however, the trend reversed significantly in the later part of the quarter causing the Partnership to realize losses.

In the energy sector, the Partnership recorded gains as the bearish trend across the petroleum complex became range bound. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. Short positions in the equity market also added to profits. Many equity indexes around the global registered double digit percentage losses in February as concerns on the fragile state of the global banking sector and further significant rises in unemployment data continued.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2009 decreased $3,303,388, as compared to the corresponding period in 2008. The decrease is due to lower U.S. Treasury bill rates for the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 increased $1,359,039, as compared to the corresponding period in 2008. The increase is due to an increase in average net assets in 2009 as compared to 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 increased $472,754 as compared to the corresponding period in 2008. The increase is due to an increase in average net assets in 2009 as compared to 2008.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $2,401,283. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $5,469,694.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2009 and the highest, lowest and average values, during the three months ended March 31, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Partnership’s total capitalization was $878,892,848.
March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$381,460	0.04%	$502,200	$81,090	$407,220
Energy	120,939	0.01%	702,680	118,014	461,246
Grains	96,500	0.01%	367,500	16,230	164,917
Interest Rates U.S.	310,100	0.04%	310,100	16,500	148,491
Interest Rates Non -U.S.	332,592	0.04%	332,592	86,804	238,456
Metals	159,984	0.02%	407,940	38,718	255,295
Softs	129,500	0.01%	232,600	14,400	137,033
Indices	72,440	0.01%	230,787	6,400	164,303

Total	$1,603,515	0.18%

* Average of month-end Values at Risk

As of March 31, 2009, Drury Master’s total capitalization was $116,880,165. The Partnership owned approximately 92.2% of Drury Master.

March 31, 2009 (Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$5,883,143	5.03%	$6,643,389	$2,348,976	$5,358,679
Energy	1,569,099	1.34%	2,550,600	1,569,099	1,994,153
Grains	1,134,200	0.97%	1,367,500	1,118,500	1,261,100
Interest Rates U.S.	607,700	0.52%	1,494,200	600,500	751,933
Interest Rates Non-U.S.	2,801,136	2.40%	3,761,422	2,284,777	2,878,178
Metals	2,330,798	2.00%	3,475,587	1,540,774	2,692,863
Softs	958,253	0.82%	1,251,119	689,338	850,794
Indices	2,902,632	2.48%	5,611,425	1,430,190	4,005,809

Total	$18,186,961	15.56%

*	Average of month-end Values at Risk

As of March 31, 2009, Willowbridge Master’s total capitalization was $227,583,734. The Partnership owned approximately 38.9% of Willowbridge Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,193,631	2.29%	$7,338,483	$1,008,000	$4,278,945
Energy	2,445,700	1.07%	8,077,000	391,000	2,243,721
Grains	529,500	0.23%	2,292,000	529,500	869,000
Interest Rates U.S.	3,834,300	1.68%	3,834,300	280,500	2,979,900
Interest Rates Non-U.S.	4,546,693	2.00%	5,175,310	2,315,238	4,060,808
Livestock	183,000	0.08%	244,800	163,200	213,900
Metals:	4,046,263	1.78%	6,016,118	2,123,864	3,419,906
Softs	237,900	0.10%	2,227,200	237,900	1,068,767

Total	$21,016,987	9.23%

* Average of month-end Values at Risk

As of March 31, 2009, Aspect Master’s total capitalization was $207,155,204. The Partnership owned approximately 63.3% of Aspect Master.

March 31, 2009 (Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,126,919	1.99%	$5,853,840	$2,836,858	$4,451,524
Energy	743,960	0.36%	1,729,802	723,160	1,147,757
Grains	574,998	0.28%	853,184	336,132	583,598
Interest Rates U.S.	369,500	0.18%	1,623,300	68,325	873,900
Interest Rates Non-U.S.	3,331,599	1.61%	7,058,907	3,056,662	5,312,324
Livestock	225,600	0.11%	247,500	130,800	216,067
Lumber	2,200	0.00%**	2,200	1,100	2,200
Metals	1,627,890	0.78%	3,001,846	1,409,667	2,210,544
Softs	1,074,369	0.52%	1,117,032	648,164	947,488
Indices	1,604,586	0.77%	4,024,021	735,579	1,559,935

Total	$13,681,621	6.60%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2009, CFM Master’s total capitalization was $217,826,518. The Partnership owned approximately 81.9% of CFM Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,863,892	1.78%	$8,533,360	$857,717	$4,963,359
Energy	1,874,499	0.86%	4,250,800	300,323	2,071,821
Grains	114,250	0.05%	779,500	91,000	384,717
Interest Rates U.S.	2,557,900	1.17%	4,044,700	98,500	2,692,642
Interest Rates Non -U.S.	2,586,391	1.19%	7,076,216	975,517	2,546,693
Livestock	29,100	0.01%	34,800	1,500	29,100
Metals	121,249	0.06%	390,483	58,412	199,216
Softs	1,068,438	0.49%	1,268,172	148,773	1,003,709
Indices	12,027,848	5.52%	15,705,584	1,989,697	7,439,188

Total	$24,243,567	11.13%

* Average of month-end Values at Risk

As of March 31, 2009, Winton Master’s total capitalization was $533,282,237. The Partnership owned approximately 23.9% of Winton Master.

March 31, 2009 (Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalizaton	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,970,225	0.93%	$7,148,200	$4,970,225	$5,879,958
Energy	341,797	0.07%	1,501,030	228,335	643,272
Grains	1,202,647	0.23%	1,976,399	1,095,346	1,501,180
Interest Rates U.S.	3,052,875	0.57%	3,458,850	716,705	1,796,014
Interest Rates Non-U.S.	6,473,253	1.22%	7,323,281	4,348,472	5,734,252
Livestock	328,800	0.06%	328,800	72,450	184,183
Lumber	3,300	0.00%**	3,300	1,100	2,200
Metals	2,206,704	0.41%	2,206,704	1,316,143	1,821,245
Softs	746,515	0.14%	857,162	724,732	791,384
Indices	2,089,185	0.39%	3,026,185	1,261,608	2,000,924

Total	$21,415,301	4.02%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2009, AAA Master’s total capitalization was $1,350,858,496. The Partnership owned approximately 10.4% of AAA Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$240,698,609	17.82%	$352,329,038	$216,503,805	$235,594,814

Total	$240,698,609	17.82%

*	Average of month-end Values at Risk

As of March 31, 2009, Graham Master’s total capitalization was $189,562,476. The Partnership owned approximately 51.3% of Graham Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,819,619	3.07%	$5,819,619	$1,740,029	$4,590,415
Energy	767,264	0.41%	1,948,078	404,590	1,181,169
Grains	260,350	0.14%	1,104,100	96,550	396,717
Interest Rates U.S.	1,119,000	0.59%	1,747,200	603,500	877,800
Interest Rates Non-U.S.	2,722,929	1.44%	4,533,977	1,209,514	3,472,743
Livestock	79,200	0.04%	85,200	13,200	70,000
Metals	340,430	0.18%	1,094,881	297,478	690,713
Softs	387,238	0.20%	438,132	190,202	322,248
Indices	3,172,302	1.67%	10,175,633	623,680	5,009,127

Total	$14,668,332	7.74%

*	Average of month-end Values at Risk

As of March 31, 2009, SandRidge Master’s total capitalization was $508,290,965. The Partnership owned approximately 5.6% of SandRidge Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$22,039,410	4.34%	$40,574,022	$22,039,410	$26,909,807

Totals	$22,039,410	4.34%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership and the General Partner.
Enron-Related Civil Actions

In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation

On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters

On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.

On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.

On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.

Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities

Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.

On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters

On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.

        On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.

Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

For the account of the Partnership, the amount of Redeemable Units sold as of March 31, 2009 is 1,709,979.0795 and the aggregate offering price of the amount sold as of March 31, 2009 is $1,653,087,278.

From the effective date of the first Registration Statement to March 31, 2009, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $2,300,000.

From the effective date of the first Registration Statement to March 31, 2009, the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,653,087,278.

These units were purchased by accredited investors as defined in Regulation D.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	18,876.4843	$1,290.80	N/A	N/A
February 1, 2009 – February 28, 2009	41,330.4163	$1,291.39	N/A	N/A
March 1, 2009 – March 31, 2009	31,766.5500	$1,261.90	N/A	N/A
	91,973.4506	$1,281.08

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

Exhibit – 10.1 – Management Agreement among the Partnership, the General Partner and SandRidge Capital L.P.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director

Date:	May 15, 2009