Form 10-Q
period 2009-06-30
CITIGROUP DIVERSIFIED FUTURES FUND LP
filed 2009-08-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Yes     No X

As of July 31, 2009, 625,524.0170 Limited Partnership Redeemable Units were outstanding.

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 23

Item 4T.	Controls and Procedures	24

PART II - Other Information		25 – 28
Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Citigroup Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets:

Investment in Partnerships, at fair value	$784,328,216	$1,044,481,163
Equity in trading account:
Cash	24,987,867	22,416,754
Cash margin	2,039,251	1,826,064
Net unrealized appreciation on open futures contracts	140,156	1,066,300

	811,495,490	1,069,790,281
Interest receivable	1,795	362

Total assets	$811,497,285	$1,069,790,643

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$3,719,363	$4,903,208
Management fees	1,303,991	1,706,336
Incentive fees	493,918	13,265,102
Other	685,481	690,558
Redemptions payable	14,292,479	31,754,585

Total liabilities	20,495,232	52,319,789

Partners’ Capital:
General Partner, 9,701.7842 Unit equivalents outstanding at June 30, 2009 and December 31, 2008	11,868,387	12,519,764
Limited Partners, 636,901.9022 and 778,756.5669 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	779,133,666	1,004,951,090

Total partners’ capital	791,002,053	1,017,470,854

Total liabilities and partners’ capital	$811,497,285	$1,069,790,643

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund, L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	111	$57,325	0.01%
Energy	78	(188,480)	(0.02)
Grains	10	(23,550)	(0.01)
Indices	37	3,446	0.00 *
Interest Rates Non — U.S.	102	69,453	0.01
Metals	32	(68,160)	(0.01)
Softs	80	88,043	0.01

Total futures contracts purchased		(61,923)	(0.01)

Futures Contracts Sold
Energy	14	10,170	0.00 *
Grains	123	144,574	0.02
Interest Rates — U.S.	100	32,406	0.00 *
Interest Rates Non — U.S.	6	(12,845)	(0.00)*
Metals	8	(2,200)	(0.00)*
Softs	28	29,974	0.01

Total futures contracts sold		202,079	0.03

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		93,171,086	11.78
CMF Willowbridge Argo Master Fund L.P.		87,448,184	11.05
CMF Aspect Master Fund L.P.		99,213,137	12.54
CMF Capital Fund Management Master Fund L.P.		151,267,888	19.12
CMF Winton Master L.P.		103,140,577	13.04
Citigroup AAA Master Fund LLC		137,534,975	17.39
CMF Graham Capital Master Fund L.P.		82,889,353	10.48
CMF SandRidge Master Fund L.P.		29,663,016	3.75

Total investment in Partnerships		784,328,216	99.15

Total fair value		$784,468,372	99.17%

*	Due to rounding.
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

Citigroup Diversified Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(548,614)	$273,350	$(1,243,620)	$4,996,337
Net realized gains (losses) on investment in Partnerships	53,401,980	23,162,041	77,817,159	94,836,249
Change in net unrealized gains (losses) on open contracts	296,106	(131,610)	(926,143)	(81,634)
Change in net unrealized gains (losses) on investment in Partnerships	(62,597,247)	69,572,075	(84,086,901)	68,250,501

Gain (loss) from trading, net	(9,447,775)	92,875,856	(8,439,505)	168,001,453
Interest income	5,540	47,798	11,909	109,360
Interest income from investment in Partnerships	155,885	2,273,280	353,071	5,718,661

Total income (loss)	(9,286,350)	95,196,934	(8,074,525)	173,829,474

Expenses:
Brokerage commissions including clearing fees	12,534,485	13,279,214	27,010,850	26,396,540
Management fees	4,047,171	4,349,619	8,762,104	8,591,798
Incentive fees	236,401	8,189,654	2,637,684	13,659,348
Other	231,670	397,231	603,259	699,721

Total expenses	17,049,727	26,215,718	39,013,897	49,347,407

Net income (loss)	(26,336,077)	68,981,216	(47,088,422)	124,482,067
Additions — Limited Partners	—	35,976,699	—	68,170,699
Additions — General Partner	—	1,000,000	—	1,000,000
Redemptions — Limited Partners	(61,554,718)	(53,380,709)	(179,380,379)	(97,708,286)

Net increase (decrease) in Partners’ Capital	(87,890,795)	52,577,206	(226,468,801)	95,944,480
Partners’ Capital, beginning of period	878,892,848	862,543,345	1,017,470,854	819,176,071

Partners’ Capital, end of period	$791,002,053	$915,120,551	$791,002,053	$915,120,551

Net Asset Value per Unit (646,603.6864 and 789,238.3619 Units outstanding at June 30, 2009 and 2008, respectively)	$1,223.32	$1,159.50	$1,223.32	$1,159.50

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(38.58)	$85.49	$(67.14)	$152.89

See accompanying notes to financial statements.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”). Avant Capital Management L.P. (“Avant”) was terminated as of January 31, 2009. SandRidge was added as an advisor to the Partnership on March 1, 2009.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$(32.17)	$98.61	$(51.16)	$173.90
Interest income	0.24	2.87	0.51	7.12
Expenses **	(6.65)	(15.99)	(16.49)	(28.13)

Increase (decrease) for the period	(38.58)	85.49	(67.14)	152.89
Net Asset Value per Redeemable Unit, beginning of period	1,261.90	1,074.01	1,290.46	1,006.61

Net Asset Value per Redeemable Unit, end of period	$1,223.32	$1,159.50	$1,223.32	$1,159.50

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009	2008
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.0)%		(7.2)%	(8.1)%	(6.9)%

Operating expenses	8.1%		8.3%	8.2%	8.3%
Incentive fees	0.0	%*****	0.9%	0.3%	1.6%

Total expenses	8.1%		9.2%	8.5%	9.9%

Total return:
Total return before incentive fees	(3.0)%		8.9%	(4.9)%	16.9%
Incentive fees	(0.1)%		(0.9)%	(0.3)%	(1.7)%

Total return after incentive fees	(3.1)%		8.0%	(5.2)%	15.2%

***	Annualized (other than incentive fees)

****	Interest income less total expenses

*****	Due to rounding

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $643,283 and $1,089,419, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2009 and December 31, 2008 were $140,156 and $1,066,300, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

June 30, 2009
Assets
Futures Contracts
Currencies	$73,550
Energy	10,170
Grains	159,175
Indices	11,938
Interest Rates - U.S.	37,219
Interest Rates Non - U.S.	69,453
Softs	118,817

Total unrealized appreciation on open futures contracts	$480,322

Liabilities
Futures Contracts
Currencies	$(16,225)
Energy	(188,480)
Grains	(38,151)
Indices	(8,492)
Interest Rates - U.S.	(4,813)
Interest Rates Non - U.S.	(12,845)
Metals	(70,360)
Softs	(800)

Total unrealized depreciation on open futures contracts	$(340,166)

Net unrealized appreciation on open futures contracts	$140,156 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(23,659)	$(889,337)
Energy	71,818	154,103
Grains	10,902	(172,779)
Indices	178,374	145,907
Interest Rates U.S.	(178,966)	(551,817)
Interest Rates Non-U.S.	(270,317)	(406,592)
Softs	(229,660)	(435,085)
Metals	189,000	(14,163)

Total	$(252,508)	$(2,169,763)

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$784,328,216	$—	$784,328,216	$—
Futures	140,156	140,156	—	—

Total assets	784,468,372	140,156	784,328,216	—

Total fair value	$784,468,372	$140,156	$784,328,216	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$1,044,481,163	$—	$1,044,481,163	$—
Futures	1,066,300	1,066,300	—	—

Total assets	1,045,547,463	1,066,300	1,044,481,163	—

Total fair value	$1,045,547,463	$1,066,300	$1,044,481,163	$—

5.	Investment in Partnerships:

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
June 30, 2009
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

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 Redeemable Units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the K4D-12.5 program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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
June 30, 2009
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

At June 30, 2009, the Partnership owned approximately 90.8% of Drury Master, 34.5% of Willowbridge Master, 60.4% of Aspect Master, 78.7% of CFM Master, 20.8% of Winton Master, 10.6% of AAA Master, 49.9% of Graham Master and 5.4% of SandRidge Master. At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$102,649,899	$9,930	$102,639,969
Willowbridge Master	259,072,410	5,438,678	253,633,732
Aspect Master	165,591,176	1,355,048	164,236,128
CFM Master	192,263,188	11,863	192,251,325
Winton Master	498,953,686	2,141,912	496,811,774
AAA Master	1,818,357,143	521,062,446	1,297,294,697
Graham Master	167,640,064	1,650,079	165,989,985
SandRidge Master	555,427,974	3,678,000	551,749,974

Total	$3,759,955,540	$535,347,956	$3,224,607,584

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Drury Master	$166,832,228	$16,757	$166,815,471
Willowbridge Master	297,439,763	19,759	297,420,004
Aspect Master	240,236,167	881,834	239,354,333
CFM Master	204,219,612	189,265	204,030,347
Winton Master	547,770,185	18,642	547,751,543
AAA Master	1,962,984,697	624,353,598	1,338,631,099
Graham Master	224,787,639	296,697	224,490,942
Avant Master	67,629,391	15,257,355	52,372,036

Total	$3,711,899,682	$641,033,907	$3,070,865,775

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2009		For the three months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	11.78%	$93,171,086	$295,732	$27,409	$9,113	$259,210	Commodity Portfolio	Monthly
Willowbridge Master	11.05%	87,448,184	11,409,801	28,964	4,332	11,376,505	Commodity Portfolio	Monthly
Aspect Master	12.54%	99,213,137	(14,226,749)	44,362	5,437	(14,276,548)	Commodity Portfolio	Monthly
CFM Master	19.12%	151,267,888	(1,464,614)	668,061	7,304	(2,139,979)	Commodity Portfolio	Monthly
Winton Master	13.04%	103,140,577	(6,984,193)	18,739	2,055	(7,004,987)	Commodity Portfolio	Monthly
AAA Master	17.39%	137,534,975	1,257,909	78,540	18,653	1,160,716	Energy Markets	Monthly
Graham Master	10.48%	82,889,353	(1,080,295)	81,377	4,381	(1,166,053)	Commodity Portfolio	Monthly
SandRidge Master	3.75%	29,663,016	1,753,027	9,093	2,735	1,741,199	Energy Markets	Monthly

Total		$784,328,216	$(9,039,382)	$956,545	$54,010	$(10,049,937)

	June 30, 2009		For the six months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	11.78%	$93,171,086	$(1,420,666)	$60,712	$17,197	$(1,498,575)	Commodity Portfolio	Monthly
Willowbridge Master	11.05%	87,448,184	(3,007,343)	52,175	7,856	(3,067,374)	Commodity Portfolio	Monthly
Aspect Master	12.54%	99,213,137	(15,762,482)	71,060	11,914	(15,845,456)	CommodityPortfolio	Monthly
CFM Master	19.12%	151,267,888	9,600,970	1,346,774	15,967	8,238,229	Commodity Portfolio	Monthly
Winton Master	13.04%	103,140,577	(7,934,818)	35,966	4,439	(7,975,223)	Commodity Portfolio	Monthly
AAA Master	17.39%	137,534,975	10,764,109	150,186	37,069	10,576,854	Energy Markets	Monthly
Graham Master	10.48%	82,889,353	(1,632,516)	146,473	8,622	(1,787,611)	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Markets	Monthly
SandRidge Master	3.75%	29,663,016	3,229,460	13,882	3,959	3,211,619	Energy Markets	Monthly

Total		$784,328,216	$(5,916,671)	$1,880,203	$108,277	$(7,905,151)

	December 31, 2008		For the three months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	15.15%	$154,127,975	$9,415,074	$34,598	$8,358	$9,372,118	Commodity Portfolio	Monthly
Willowbridge Master	12.43%	126,449,928	25,820,829	37,105	4,082	25,779,642	Commodity Portfolio	Monthly
Aspect Master	15.95%	162,328,063	9,692,292	54,018	6,621	9,631,653	Commodity Portfolio	Monthly
CFM Master	16.85%	171,427,475	12,684,933	338,718	9,898	12,336,317	Commodity Portfolio	Monthly
Winton Master	14.74%	149,948,887	9,268,567	27,941	2,323	9,238,303	Commodity Portfolio	Monthly
AAA Master	13.42%	136,584,029	15,934,179	78,991	20,639	15,834,549	Energy Markets	Monthly
Graham Master	11.17%	113,642,734	8,878,249	158,419	3,939	8,715,891	Commodity Portfolio	Monthly
Avant Master	2.94%	29,972,072	3,313,273	23,318	8,263	3,281,692	Energy Markets	Monthly

Total		$1,044,481,163	$95,007,396	$753,108	$64,123	$94,190,165

	December 31, 2008		For the six months ended June 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	15.15%	$154,127,975	$18,451,364	$83,329	$16,163	$18,351,872	Commodity Portfolio	Monthly
Willowbridge Master	12.43%	126,449,928	34,247,329	86,070	7,689	34,153,570	Commodity Portfolio	Monthly
Aspect Master	15.95%	162,328,063	28,940,962	117,998	10,460	28,812,504	Commodity Portfolio	Monthly
CFM Master	16.85%	171,427,475	17,994,641	790,290	16,072	17,188,279	Commodity Portfolio	Monthly
Winton Master	14.74%	149,948,887	25,620,268	75,041	4,317	25,540,910	Commodity Portfolio	Monthly
AAA Master	13.42%	136,584,029	19,757,265	147,327	33,317	19,576,621	Energy Markets	Monthly
Graham Master	11.17%	113,642,734	17,688,571	283,325	7,574	17,397,672	Commodity Portfolio	Monthly
Avant Master	2.94%	29,972,072	6,105,011	46,643	14,357	6,044,011	Energy Markets	Monthly

Total		$1,044,481,163	$168,805,411	$1,630,023	$109,949	$167,065,439

Citigroup Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts (iii) and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 22.3% from $1,017,470,854 to $791,002,053. This decrease was attributable to the net loss from operations of $47,088,422, coupled with the redemption of 141,854.6647 Redeemable Units of Limited Partnership Interest resulting in an outflow of $179,380,379. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.

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

Fair Value Measurements. The Partnership and the Funds adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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
The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.
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
In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
Recent Accounting Pronouncements. In  2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
During the second quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 3.1% from $1,261.90 to $1,223.32 as compared to an increase of 8.0% in the same period of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2009 of $9,447,775. Losses were primarily attributable to the Partnership/Funds’ trading in energy, non-U.S. interest rates, metals, softs and lumber and were partially offset by gains in currencies, grains, U.S. interest rates, livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $92,875,856. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, indices, lumber and softs and were partially offset by losses in U.S. interest rates, livestock and metals.
     The markets expressed a broad increase in risk tolerance during the second quarter as government programs encouraged the re-leveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse-than-expected economic data, fears about the lack of action by the European Central Bank and lack of clarity in the economic environment. The Partnership realized losses for the quarter, primarily in fixed income, energy and metals markets.
     Losses were recorded in fixed income as prices of long-dated bonds fell. U.S. fixed income continues to be affected by supply and demand factors. While the U.S. Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve was seen purchasing Treasuries as part of their quantitative easing activities. Improving economic conditions and stalling inventory growth saw WTI crude oil prices rally to six month highs. Refinery fires in the U.S. and supply disruptions in Nigeria, resulted in losses for the sector. In base metals, losses were realized in trading aluminum as prices whipsawed in the second half of the quarter. In precious metals, prices came under pressure as a rally in the U.S. dollar reduced investor demand for precious and base metals. The prices of gold and silver declined as stocks rose and demand waned for the precious metals as a safe haven investment.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 5.2% from $1,290.46 to $1,223.32 as compared to an increase of 15.2% in the same period of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2008 of $8,439,505. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, lumber, metals and softs and were partially offset by gains in energy, indices and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2008 of $168,001,453. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2009 decreased $2,159,653 and $5,463,041, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates for the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended June 30, 2009 decreased $744,729 as compared to the corresponding period in 2008. The decrease is due to a decrease in average net assets in 2009 as compared to 2008. Brokerage commissions and fees for the six months ended June 30, 2009 increased $614,310 as compared to the corresponding period in 2008. The increase is due to an increase in average net assets in 2009 as compared to 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended June 30, 2009 decreased $302,448 as compared to the corresponding period in 2008. The decrease is due to a decrease in average net assets in 2009 as compared to 2008. Management fees for the six months ended June 30, 2009 increased $170,306 as compared to the corresponding period in 2008. The increase is due to an increase in average net assets in 2009 as compared to 2008.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $236,401 and $2,637,684, respectively. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $8,189,654 and $13,659,348, respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2009 and the highest, lowest and average values, during the three months ended June 30, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Partnership’s total capitalization was $791,002,053.
June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$422,415	0.05%	$630,720	$295,110	$481,617
Energy	471,335	0.06%	549,735	151,730	349,141
Grains	258,255	0.03%	519,480	82,215	313,972
Interest Rates U.S.	256,500	0.03%	418,635	20,777	251,078
Interest Rates Non -U.S.	105,482	0.01%	477,776	105,482	260,360
Metals	190,760	0.03%	561,535	86,378	296,781
Softs	160,640	0.02%	341,280	90,040	217,452
Indices	147,749	0.02%	157,858	67,621	125,189

Total	$2,013,136	0.25%

* Average of month-end Values at Risk

As of June 30, 2009, Drury Master’s total capitalization was $102,639,969. The Partnership owned approximately 90.8% of Drury Master.

June 30, 2009 (Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,162,153	2.11%	$6,489,643	$1,947,297	$4,529,067
Energy	1,698,303	1.65%	1,860,440	1,194,400	1,690,370
Grains	585,741	0.57%	1,445,025	534,516	969,091
Interest Rates U.S.	96,903	0.09%	778,815	96,903	502,891
Interest Rates Non-U.S.	2,387,939	2.33%	2,825,328	1,105,258	2,020,294
Metals	2,340,385	2.28%	2,801,845	842,023	2,203,312
Softs	1,087,814	1.06%	1,124,531	539,475	830,045
Indices	5,571,649	5.43%	5,863,135	2,458,124	4,679,789

Total	$15,930,887	15.52%

*	Average of month-end Values at Risk

As of June 30, 2009, Willowbridge Master’s total capitalization was $253,633,732. The Partnership owned approximately 34.5% of Willowbridge Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,118,128	5.18%	$13,147,160	$5,538,108	$8,545,585
Energy	12,294,113	4.85%	12,294,113	3,461,603	7,404,729
Grains	3,284,044	1.29%	5,919,480	714,826	3,531,527
Interest Rates U.S.	4,041,900	1.59%	5,954,715	1,232,010	2,404,608
Interest Rates Non-U.S.	3,643,986	1.44%	7,303,934	2,589,407	4,302,563
Softs	1,021,440	0.40%	2,249,100	320,040	1,392,978

Total	$37,403,611	14.75%

* Average of month-end Values at Risk

As of June 30, 2009, Aspect Master’s total capitalization was $164,236,128. The Partnership owned approximately 60.4% of Aspect Master.

June 30, 2009 (Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,925,302	2.39%	$9,657,630	$3,162,167	$4,807,028
Energy	1,745,360	1.06%	4,972,100	949,573	2,527,497
Grains	739,855	0.45%	1,461,017	526,909	881,585
Interest Rates U.S.	1,834,830	1.12%	3,009,169	308,273	1,037,083
Interest Rates Non-U.S.	6,195,402	3.77%	8,835,309	3,165,359	5,000,595
Livestock	548,370	0.33%	704,364	230,850	461,213
Lumber	1,650	0.00%**	6,600	1,650	3,224
Metals	2,478,975	1.51%	4,707,270	813,671	2,616,935
Softs	1,533,107	0.93%	2,057,410	1,031,420	1,521,979
Indices	1,869,030	1.14%	2,687,927	994,524	1,771,268

Total	$20,871,881	12.70%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2009, CFM Master’s total capitalization was $192,251,325. The Partnership owned approximately 78.7% of CFM Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,799,510	1.98%	$11,762,820	$1,152,403	$4,970,032
Energy	1,410,132	0.73%	5,914,077	418,156	2,103,157
Grains	246,369	0.13%	740,813	140,150	286,928
Interest Rates U.S.	8,442,428	4.39%	8,442,428	81,041	2,214,564
Interest Rates Non -U.S.	1,869,061	0.97%	8,930,489	553,633	2,701,925
Livestock	41,189	0.02%	87,075	19,845	46,003
Metals	170,756	0.09%	1,529,181	29,024	175,673
Softs	237,080	0.12%	1,197,643	186,771	510,451
Indices	7,780,791	4.05%	16,110,455	1,026,517	7,630,732

Total	$23,997,316	12.48%

* Average of month-end Values at Risk

As of June 30, 2009, Winton Master’s total capitalization was $496,811,774. The Partnership owned approximately 20.8% of Winton Master.

June 30, 2009 (Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,859,097	1.78%	$8,859,097	$3,479,307	$5,498,936
Energy	1,328,142	0.27%	2,627,998	421,858	1,607,888
Grains	1,735,598	0.35%	1,751,852	1,506,767	1,639,557
Interest Rates U.S.	1,956,170	0.39%	4,289,355	1,412,777	2,653,818
Interest Rates Non-U.S.	4,517,638	0.91%	6,588,104	2,841,339	4,285,101
Livestock	235,616	0.05%	425,655	235,616	381,686
Metals	2,026,388	0.41%	2,629,647	849,000	2,287,274
Softs	479,423	0.10%	1,269,508	479,423	950,433
Indices	5,803,898	1.17%	6,425,774	2,321,055	5,287,835

Total	$26,941,970	5.43%

*	Average of month-end Values at Risk

As of June 30, 2009, AAA Master’s total capitalization was $1,297,294,697. The Partnership owned approximately 10.6% of AAA Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$147,468,039	11.37%	$207,597,990	$4,405,231	$133,166,548

Total	$147,468,039	11.37%

*	Average of month-end Values at Risk

As of June 30, 2009, Graham Master’s total capitalization was $165,989,985. The Partnership owned approximately 49.9% of Graham Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,102,364	1.87%	$7,588,894	$3,102,364	$5,298,470
Energy	1,355,746	0.82%	3,017,929	951,459	1,590,887
Grains	258,736	0.15%	1,356,550	190,880	839,923
Interest Rates U.S.	418,266	0.25%	2,310,120	355,318	1,097,898
Interest Rates Non-U.S.	818,966	0.49%	3,850,371	818,966	2,316,813
Livestock	46,575	0.03%	160,380	1,080	78,671
Metals	628,262	0.38%	1,223,707	303,915	613,811
Softs	574,090	0.35%	1,041,887	492,343	733,819
Indices	5,683,722	3.42%	8,672,872	1,905,290	5,108,007

Total	$12,886,727	7.76%

*	Average of month-end Values at Risk

As of June 30, 2009, SandRidge Master’s total capitalization was $551,749,974. The Partnership owned approximately 5.4% of SandRidge Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$27,679,472	5.02%	$37,013,942	$11,157,117	$23,300,777

Totals	$27,679,472	5.02%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Enron-Related Civil Actions

On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation

On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.

On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation

Securities Actions.    On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.

Governmental and Regulatory Actions.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Falcon and ASTA/MAT-Related Litigation

Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.

In re MAT Five Securities Litigation.    On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.

ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.

Zentner v. Citigroup, et al.    (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.

Zentner v. Citigroup, et al.    (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.

American Home Mortgage.    On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).

American International Group.    On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors.

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

For the account of the Partnership, the amount of Redeemable Units sold as of June 30, 2009 is 1,709,979.0795 and the aggregate offering price of the amount sold as of June 30, 2009 is $1,653,087,278.

From the effective date of the first Registration Statement to June 30, 2009, the amount of expenses incurred for the Partnership’s account in connection with the issuance and distribution of the securities registered totaled $2,340,000.

From the effective date of the first Registration Statement to June 30, 2009, the amount of net offering proceeds to the Partnership used for trading of commodity interests, including futures contracts, options, forwards and swap contracts, and to make investments in other partnerships for use for the same purposes, totaled $1,653,087,278.

These units were purchased by accredited investors as defined in Regulation D.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	20,820.4959	$1,220.40	N/A	N/A
May 1, 2009 – May 31, 2009	17,377.3654	$1,257.55	N/A	N/A
June 1, 2009 – June 30, 2009	11,683.3528	$1,223.32	N/A	N/A
	49,881.2141	$1,234.03

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 and quarterly report on Form 10-Q for the quarter ended March 31, 2009.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

CITIGROUP DIVERSIFIED FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2009