Form 10-Q
period 2009-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2009-11-16
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50718

TACTICAL DIVERSIFIED FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	13-4224248

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
55 East 59th Street – 10th Floor
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

Yes     No X

As of October 31, 2009, 608,209.1615 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

10.12 Agency Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC dated as of November 11, 2009 and effective July 31, 2009
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets:

Investment in Partnerships, at fair value	$757,956,622	$1,044,481,163
Equity in trading account:
Cash	31,331,405	22,416,754
Cash margin	4,067,085	1,826,064
Net unrealized appreciation on open futures contracts	2,120,454	1,066,300

	795,475,566	1,069,790,281
Interest receivable	1,546	362

Total assets	$795,477,112	$1,069,790,643

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$3,645,936	$4,903,208
Management fees	1,278,747	1,706,336
Incentive fees	2,963,733	13,265,102
Other	469,404	690,558
Redemptions payable	5,988,808	31,754,585

Total liabilities	14,346,628	52,319,789

Partners’ Capital:
General Partner, 9,701.7842 Unit equivalents outstanding at September 30, 2009 and December 31, 2008	12,180,881	12,519,764
Limited Partners, 612,451.0582 and 778,756.5669 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	768,949,603	1,004,951,090

Total partners’ capital	781,130,484	1,017,470,854

Total liabilities and partners’ capital	$795,477,112	$1,069,790,643

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	248	$648,975	0.08%
Indices	44	6,286	0.00	*
Interest Rates — U.S.	220	21,876	0.01
Interest Rates Non — U.S.	340	229,354	0.03
Metals	144	726,305	0.09
Softs	168	127,290	0.02

Total futures contracts purchased		1,760,086	0.23

Futures Contracts Sold
Currencies	16	7,900	0.00	*
Energy	46	(95,772)	(0.01)
Grains	248	450,240	0.06
Softs	8	(2,000)	(0.00	)*

Total futures contracts sold		360,368	0.05

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		94,964,238	12.16
CMF Willowbridge Argo Master Fund L.P.		73,889,288	9.46
CMF Aspect Master Fund L.P.		96,863,299	12.40
CMF Capital Fund Management Master Fund L.P.		153,341,135	19.63
CMF Winton Master L.P.		93,950,779	12.03
AAA Master Fund LLC		131,509,626	16.83
CMF Graham Capital Master Fund L.P.		83,112,887	10.64
CMF SandRidge Master Fund L.P.		30,325,370	3.88

Total investment in Partnerships		757,956,622	97.03

Total fair value		$760,077,076	97.31%

*	Due to rounding.
See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
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

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(3,867,920)	$1,857,541	$(5,111,540)	$6,853,878
Net realized gains (losses) on investment in Partnerships	23,514,952	8,962,360	101,332,111	103,798,609
Change in net unrealized gains (losses) on open contracts	1,980,297	591,396	1,054,154	509,762
Change in net unrealized gains (losses) on investment in Partnerships	17,239,194	(21,745,810)	(66,847,707)	46,504,691

Gain (loss) from trading, net	38,866,523	(10,334,513)	30,427,018	157,666,940
Interest income	6,968	46,579	18,877	155,939
Interest income from investment in Partnerships	155,217	2,425,257	508,288	8,143,918

Total income (loss)	39,028,708	(7,862,677)	30,954,183	165,966,797

Expenses:
Brokerage commissions including clearing fees	11,685,913	12,932,724	38,696,763	39,329,264
Management fees	3,855,472	4,264,238	12,617,576	12,856,036
Incentive fees	2,963,733	4,004,117	5,601,417	17,663,465
Other	56,158	533,095	659,417	1,232,816

Total expenses	18,561,276	21,734,174	57,575,173	71,081,581

Net income (loss)	20,467,432	(29,596,851)	(26,620,990)	94,885,216
Additions — Limited Partners	47,869	48,526,000	47,869	116,696,699
Additions — General Partner	—	—	—	1,000,000
Redemptions — Limited Partners	(30,386,870)	(48,689,831)	(209,767,249)	(146,398,117)

Net increase (decrease) in Partners’ Capital	(9,871,569)	(29,760,682)	(236,340,370)	66,183,798
Partners’ Capital, beginning of period	791,002,053	915,120,551	1,017,470,854	819,176,071

Partners’ Capital, end of period	$781,130,484	$885,359,869	$781,130,484	$885,359,869

Net Asset Value per Unit (622,152.8424 and 788,593.3269 Units outstanding at September 30, 2009 and 2008, respectively)	$1,255.53	$1,122.71	$1,255.53	$1,122.71

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$32.21	$(36.79)	$(34.93)	$116.10

Weighted average units outstanding	636,263.7066	802,922.1989	691,724.3480	812,316.8149

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between March 27, 2003 (commencement of the public offering period) and April 30, 2003, 36,616 redeemable units of Limited Partnership Interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to publicly offer 300,000 Redeemable Units during the initial public offering period. As of December 4, 2003, the Partnership was authorized to publicly offer an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to publicly offer an additional 1,000,000 Redeemable Units. As of June 30, 2005, the Partnership was authorized to publicly offer the 2,000,000 Redeemable Units previously registered. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”). Avant Capital Management L.P. (“Avant”) was terminated as of January 31, 2009. SandRidge was added as an advisor to the Partnership on March 1, 2009. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$42.72	$(28.91)	$(8.44)	$144.99
Interest income	0.26	3.08	0.77	10.20
Expenses **	(10.77)	(10.96)	(27.26)	(39.09)

Increase (decrease) for the period	32.21	(36.79)	(34.93)	116.10
Net Asset Value per Redeemable Unit, beginning of period	1,223.32	1,159.50	1,290.46	1,006.61

Net Asset Value per Redeemable Unit, end of period	$1,255.53	$1,122.71	$1,255.53	$1,122.71

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(7.8)%	(6.9)%	(8.0)%	(7.0)%

Operating expenses	7.9%	8.0%	8.1%	8.2%
Incentive fees	0.4%	0.5%	0.6%	2.0%

Total expenses	8.3%	8.5%	8.7%	10.2%

Total return:
Total return before incentive fees	3.0%	(2.7)%	(2.0)%	13.8%
Incentive fees	(0.4)%	(0.5)%	(0.7)%	(2.3)%

Total return after incentive fees	2.6%	(3.2)%	(2.7)%	11.5%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $840,466 and $1,089,419, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008 were $2,120,454 and $1,066,300, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10 Derivatives and Hedging (formerly, FAS No. 16 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

September 30, 2009
Assets
Futures Contracts
Currencies	$656,875
Energy	11,750
Grains	504,032
Indices	32,821
Interest Rates - U.S.	49,977
Interest Rates Non - U.S.	246,538
Metals	726,305
Softs	240,990

Total unrealized appreciation on open futures contracts	$2,469,288

Liabilities
Futures Contracts
Energy	$(107,522)
Grains	(53,792)
Indices	(26,536)
Interest Rates - U.S.	(28,100)
Interest Rates Non - U.S.	(17,184)
Softs	(115,700)

Total unrealized depreciation on open futures contracts	$(348,834)

Net unrealized appreciation on open futures contracts	$2,120,454 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$114,369	$(774,968)
Energy	(1,610,086)	(1,455,983)
Grains	(66,190)	(238,969)
Indices	(3,275)	142,632
Interest Rates U.S.	(490,235)	(1,042,052)
Interest Rates Non-U.S.	(240,846)	(647,438)
Metals	398,555	(36,530)
Softs	10,085	(4,078)

Total	$(1,887,623)	$(4,057,386)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$757,956,622	$—	$757,956,622	$—
Futures	2,120,454	2,120,454	—	—

Total assets	760,077,076	2,120,454	757,956,622	—

Total fair value	$760,077,076	$2,120,454	$757,956,622	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Partnerships	$1,044,481,163	$—	$1,044,481,163	$—
Futures	1,066,300	1,066,300	—	—

Total assets	1,045,547,463	1,066,300	1,044,481,163	—

Total fair value	$1,045,547,463	$1,066,300	$1,044,481,163	$—

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

5.	Investment in Partnerships:

The assets allocated to JWH for trading are invested directly pursuant to JWH’s Global Analytics Program.

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”), a limited partnership which was organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 Redeemable Units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 Redeemable Units of Aspect Master with cash of $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 Redeemable Units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward contracts with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 Redeemable Units of Drury Master with cash of $117,943,205 and a contribution of open futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 Redeemable Units of CFM Master with cash of $157,804,021 and a contribution of open futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (formerly, Citigroup AAA Master Fund LLC), (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 Units of AAA Master with cash of $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading program, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 Redeemable Units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the K4D-12.5 program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 Redeemable Units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on January 31, 2009 for cash equal to $14,065,898.

On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 Redeemable Units of SandRidge Master with cash of $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using SandRidge’s Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

At September 30, 2009, the Partnership owned approximately 89.5% of Drury Master, 31.0% of Willowbridge Master, 58.9% of Aspect Master, 76.2% of CFM Master, 17.9% of Winton Master, 9.9% of AAA Master, 49.5% of Graham Master and 4.9% of SandRidge Master. At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$106,144,819	$17,780	$106,127,039
Willowbridge Master	238,192,320	30,172	238,162,148
Aspect Master	164,579,268	16,670	164,562,598
CFM Master	201,206,982	18,714	201,188,268
Winton Master	524,755,608	442,584	524,313,024
AAA Master	1,933,729,139	605,566,558	1,328,162,581
Graham Master	168,037,387	14,694	168,022,693
SandRidge Master	621,430,942	752,175	620,678,767

Total	$3,958,076,465	$606,859,347	$3,351,217,118

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Drury Master	$166,832,228	$16,757	$166,815,471
Willowbridge Master	297,439,763	19,759	297,420,004
Aspect Master	240,236,167	881,834	239,354,333
CFM Master	204,219,612	189,265	204,030,347
Winton Master	547,770,185	18,642	547,751,543
AAA Master	1,962,984,697	624,353,598	1,338,631,099
Graham Master	224,787,639	296,697	224,490,942
Avant Master	67,629,391	15,257,355	52,372,036

Total	$3,711,899,682	$641,033,907	$3,070,865,775

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$14,026,369	$14,048,678	$13,992,367
Willowbridge Master	(20,085,700)	(20,026,877)	(20,139,642)
Aspect Master	9,440,451	9,476,242	9,387,591
CFM Master	19,379,509	19,423,002	18,945,243
Winton Master	7,322,348	7,447,037	7,339,274
AAA Master	40,194,995	40,401,333	39,460,830
Graham Master	14,413,920	14,449,688	14,240,193
SandRidge Master	34,131,288	34,264,993	34,047,914

Total	$118,823,180	$119,484,096	$117,273,770

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$12,436,326	$12,508,714	$12,367,730
Willowbridge Master	(23,802,080)	(23,622,469)	(23,895,630)
Aspect Master	(16,781,998)	(16,658,459)	(16,878,438)
CFM Master	30,794,979	30,925,716	28,772,541
Winton Master	(29,310,166)	(28,936,214)	(29,217,064)
AAA Master	143,718,324	144,327,480	141,598,562
Graham Master	10,826,683	10,942,253	10,429,707
Avant Master	2,359,038	2,375,401	2,302,189
SandRidge Master	106,906,561	107,255,829	106,581,046

Total	$237,147,667	$239,118,251	$232,060,643

	For the three months ended September 30, 2008
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$10,630,937	$10,970,141	$10,930,002
Willowbridge Master	8,930,938	9,817,051	9,686,363
Aspect Master	(20,271,442)	(19,655,505)	(19,753,889)
CFM Master	(16,676,409)	(16,114,178)	(16,476,614)
Winton Master	(39,233,959)	(37,573,727)	(37,692,795)
AAA Master	193,315,855	194,927,645	193,836,326
Graham Master	(8,833,929)	(8,216,506)	(8,473,481)
Avant Master	(6,528,088)	(6,342,304)	(6,387,237)

Total	$121,333,903	$127,812,617	$125,668,675

	For the nine months ended September 30, 2008
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$29,918,321	$30,036,694	$30,888,492
Willowbridge Master	87,588,256	90,440,613	90,089,941
Aspect Master	22,293,556	24,471,311	24,178,434
CFM Master	2,765,897	4,691,897	3,402,948
Winton Master	59,111,379	64,841,142	64,405,072
AAA Master	395,536,118	400,447,961	397,460,650
Graham Master	29,103,729	31,236,297	30,332,774
Avant Master	3,945,849	4,556,472	4,402,983

Total	$630,263,105	$650,722,387	$645,161,294

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2009		For the three months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	12.16%	$94,964,238	$12,670,516	$41,259	$9,407	$12,619,850	Commodity Portfolio	Monthly
Willowbridge Master	9.46%	73,889,288	(6,817,147)	30,204	6,055	(6,853,406)	Commodity Portfolio	Monthly
Aspect Master	12.40%	96,863,299	5,585,594	47,444	5,279	5,532,871	Commodity Portfolio	Monthly
CFM Master	19.63%	153,341,135	15,089,867	361,197	7,425	14,721,245	Commodity Portfolio	Monthly
Winton Master	12.03%	93,950,779	1,168,076	18,702	1,650	1,147,724	Commodity Portfolio	Monthly
AAA Master	16.83%	131,509,626	4,328,120	81,740	13,398	4,232,982	Energy Portfolio	Monthly
Graham Master	10.64%	83,112,887	7,143,988	98,592	4,942	7,040,454	Commodity Portfolio	Monthly
SandRidge Master	3.88%	30,325,370	1,740,349	9,045	1,850	1,729,454	Energy Portfolio	Monthly

Total		$757,956,622	$40,909,363	$688,183	$50,006	$40,171,174

	September 30, 2009		For the nine months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	12.16%	$94,964,238	$11,249,850	$101,971	$26,604	$11,121,275	Commodity Portfolio	Monthly
Willowbridge Master	9.46%	73,889,288	(9,824,490)	82,379	13,911	(9,920,780)	Commodity Portfolio	Monthly
Aspect Master	12.40%	96,863,299	(10,176,888)	118,504	17,193	(10,312,585)	CommodityPortfolio	Monthly
CFM Master	19.63%	153,341,135	24,690,837	1,707,971	23,392	22,959,474	Commodity Portfolio	Monthly
Winton Master	12.03%	93,950,779	(6,766,742)	54,668	6,089	(6,827,499)	Commodity Portfolio	Monthly
AAA Master	16.83%	131,509,626	15,092,229	231,926	50,467	14,809,836	Energy Portfolio	Monthly
Graham Master	10.64%	83,112,887	5,511,472	245,065	13,564	5,252,843	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Portfolio	Monthly
SandRidge Master	3.88%	30,325,370	4,969,809	22,927	5,809	4,941,073	Energy Portfolio	Monthly

Total		$757,956,622	$34,992,692	$2,568,386	$158,283	$32,266,023

	December 31, 2008		For the three months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	15.15%	$154,127,975	$10,054,812	$30,796	$6,031	$10,017,985	Commodity Portfolio	Monthly
Willowbridge Master	12.43%	126,449,928	4,162,880	52,887	4,039	4,105,954	Commodity Portfolio	Monthly
Aspect Master	15.95%	162,328,063	(13,002,235)	58,076	6,648	(13,066,959)	Commodity Portfolio	Monthly
CFM Master	16.85%	171,427,475	(13,467,502)	294,646	8,477	(13,770,625)	Commodity Portfolio	Monthly
Winton Master	14.74%	149,948,887	(9,605,705)	27,905	2,354	(9,635,964)	Commodity Portfolio	Monthly
AAA Master	13.42%	136,584,029	18,984,709	82,065	24,400	18,878,244	Energy Portfolio	Monthly
Graham Master	11.17%	113,642,734	(3,868,594)	119,523	3,148	(3,991,265)	Commodity Portfolio	Monthly
Avant Master	2.94%	29,972,072	(3,616,558)	17,543	7,999	(3,642,100)	Energy Portfolio	Monthly

Total		$1,044,481,163	$(10,358,193)	$683,441	$63,096	$(11,104,730)

	December 31, 2008		For the nine months ended September 30, 2008
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted
Drury Master	15.15%	$154,127,975	$28,506,176	$114,125	$22,194	$28,369,857	Commodity Portfolio	Monthly
Willowbridge Master	12.43%	126,449,928	38,410,209	138,957	11,728	38,259,524	Commodity Portfolio	Monthly
Aspect Master	15.95%	162,328,063	15,938,727	176,074	17,108	15,745,545	Commodity Portfolio	Monthly
CFM Master	16.85%	171,427,475	4,527,139	1,084,936	24,549	3,417,654	Commodity Portfolio	Monthly
Winton Master	14.74%	149,948,887	16,014,563	102,946	6,671	15,904,946	Commodity Portfolio	Monthly
AAA Master	13.42%	136,584,029	38,741,974	229,392	57,717	38,454,865	Energy Portfolio	Monthly
Graham Master	11.17%	113,642,734	13,819,977	402,848	10,722	13,406,407	Commodity Portfolio	Monthly
Avant Master	2.94%	29,972,072	2,488,453	64,186	22,356	2,401,911	Energy Portfolio	Monthly

Total		$1,044,481,163	$158,447,218	$2,313,464	$173,045	$155,960,709

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts (iii) and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 23.2% from $1,017,470,854 to $781,130,484. This decrease was attributable to the net loss from operations of $26,620,990, coupled with the redemption of 166,344.3546 Redeemable Units of Limited Partnership Interest resulting in an outflow of $209,767,249, which was partially offset by the addition of 38.8459 Redeemable Units of Limited Partnership Interest totaling $47,869. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements. The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Options. The Funds may purchase and write (sell) both exchange listed and over the counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2005.
Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the third quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit increased 2.6% from $1,223.32 to $1,255.53 as compared to a decrease of 3.2% in the same period of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $38,866,523. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs, lumber and indices and were partially offset by losses in energy and grains. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $10,334,513. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, and softs and were partially offset by gains in U.S. interest rates, livestock, metals, indices and lumber.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has bounced off record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in equity indices, fixed income, and metals.

The majority of the profits were earned on the back of the equity rally. The combination of strong growth news, benign inflation data and accommodative monetary policy stances from key central banks has continued to support the price action in risky assets. Gains were recorded from fixed income trading as central banks maintained low levels of interest rates during the period while both the U.S. Federal Reserve and Bank of England reiterated their commitment to quantitative easing. Strong demand for new issues of government-backed debt and a weaker-than-expected rise in a key index of German business sentiment contributed to the market’s rise as well. Gains were also recorded in metals, primarily in copper and gold, as prices established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains.

In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trendless and volatile, thus contributing to losses.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 2.7% from $1,290.46 to $1,255.53 as compared to an increase of 11.5% in the same period of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009 of $30,427,018. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, livestock, metals and indices and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates, lumber and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $157,666,940. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, lumber, metals and softs.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased $2,309,651 and $7,772,692, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 decreased $1,246,811 and $632,501, respectively, as compared to the corresponding periods in 2008. The decrease is due to a decrease in average net assets for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased $408,766 and $238,460, respectively, as compared to the corresponding period in 2008. The decrease is due to a decrease in average net assets for the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees paid quarterly are based on the new trading profits generated by each Advisor as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $2,963,733 and $5,601,417, respectively. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $4,004,117 and $17,663,465, respectively.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2009 and the highest, lowest and average values, during the three months ended September 30, 2009. All open position trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, the Partnership’s total capitalization was $781,130,484. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,034,640	0.13%	$1,093,705	$426,172	$814,240
Energy	194,885	0.02%	585,665	118,694	305,357
Grains	602,640	0.08%	706,320	282,555	480,119
Interest Rates U.S.	371,520	0.05%	498,150	40,014	216,475
Interest Rates Non -U.S.	631,449	0.08%	632,703	102,281	310,220
Metals	691,157	0.09%	691,157	64,800	432,514
Softs	407,200	0.05%	473,920	181,640	328,091
Indices	165,743	0.02%	231,803	10,500	166,394

Total	$4,099,234	0.52%

* Average of month-end Values at Risk

As of September 30, 2009, Drury Master’s total capitalization was $106,127,039. The Partnership owned approximately 89.5% of Drury Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Drury Master was as follows:

September 30, 2009 (Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,988,083	1.88%	$2,129,368	$1,699,038	$1,851,233
Energy	840,814	0.79%	1,647,440	840,814	1,090,906
Grains	1,137,580	1.07%	1,502,215	723,633	1,190,977
Interest Rates U.S.	1,031,603	0.97%	1,031,603	97,576	810,045
Interest Rates Non-U.S.	1,623,437	1.53%	2,109,650	1,089,172	1,679,831
Metals	1,886,353	1.78%	2,600,199	1,885,753	2,318,864
Softs	618,100	0.58%	1,060,832	548,802	698,463
Indices	6,205,993	5.85%	6,313,897	5,318,317	5,957,419

Total	$15,331,963	14.45%

*	Average of month-end Values at Risk

As of September 30, 2009, Willowbridge Master’s total capitalization was $238,162,148. The Partnership owned approximately 31.0% of Willowbridge Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,855,650	3.30%	$14,208,480	$2,908,305	$8,695,042
Energy	1,451,588	0.61%	13,037,019	685,800	6,087,536
Grains	3,415,500	1.44%	3,415,500	1,723,410	2,429,356
Interest Rates U.S.	5,191,560	2.18%	9,939,105	507,263	3,052,277
Interest Rates Non-U.S.	10,084,707	4.23%	14,168,324	455,649	7,346,189
Livestock	273,240	0.12%	410,400	133,110	209,851
Metals	8,083,122	3.39%	8,372,754	1,909,575	5,660,365
Softs	1,841,840	0.77%	2,445,100	981,960	1,607,183

Total	$38,197,207	16.04%

* Average of month-end Values at Risk

As of September 30, 2009, Aspect Master’s total capitalization was $164,562,598. The Partnership owned approximately 58.9% of Aspect Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:

September 30, 2009 (Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,366,166	1.44%	$4,191,221	$1,450,765	$2,425,063
Energy	1,968,743	1.20%	2,538,363	1,067,489	1,521,969
Grains	750,505	0.45%	891,787	370,820	687,709
Interest Rates U.S.	2,149,740	1.30%	3,363,654	1,195,838	2,126,906
Interest Rates Non-U.S.	8,067,197	4.90%	10,090,643	4,189,859	6,253,076
Livestock	356,333	0.22%	515,295	149,783	313,466
Lumber	1,650	0.00%**	3,300	1,650	2,475
Metals	2,089,947	1.27%	2,425,890	1,011,784	1,841,692
Softs	1,840,765	1.12%	1,840,765	746,654	1,427,542
Indices	4,177,780	2.54%	4,177,780	750,192	2,501,650

Total	$23,768,826	14.44%

*	Average of month-end Values at Risk

**	Due to rounding

As of September 30, 2009, CFM Master’s total capitalization was $201,188,268. The Partnership owned approximately 76.2% of CFM Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in CFM Master was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,117,331	2.04%	$5,367,136	$808,375	$3,083,238
Energy	1,231,707	0.61%	4,464,759	307,645	1,491,836
Grains	212,962	0.11%	376,543	131,109	233,646
Interest Rates U.S.	73,467	0.04%	6,017,693	73,467	2,915,154
Interest Rates Non -U.S.	7,343,405	3.65%	8,257,986	216,059	3,280,576
Livestock	53,258	0.03%	56,498	14,850	37,856
Metals	267,060	0.13%	1,110,814	54,224	427,672
Softs	176,559	0.09%	341,193	107,469	180,578
Indices	20,002,699	9.94%	24,411,702	1,904,151	10,534,478

Total	$33,478,448	16.64%

* Average of month-end Values at Risk

As of September 30, 2009, Winton Master’s total capitalization was $524,313,024. The Partnership owned approximately 17.9% of Winton Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master was as follows:

September 30, 2009 (Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,333,591	1.78%	$10,700,900	$8,478,938	$9,504,427
Energy	1,240,349	0.24%	2,549,525	703,862	1,440,952
Grains	1,718,287	0.33%	1,718,287	1,133,559	1,432,359
Interest Rates U.S.	6,173,010	1.18%	6,518,610	2,078,339	4,522,123
Interest Rates Non-U.S.	10,044,891	1.92%	11,661,822	4,837,528	7,726,635
Livestock	111,186	0.02%	227,651	102,533	161,785
Metals	3,879,776	0.74%	3,998,291	1,589,099	2,918,296
Softs	585,138	0.11%	1,035,185	385,375	606,465
Indices	10,676,526	2.04%	10,676,526	1,905,983	5,639,298

Total	$43,762,754	8.36%

*	Average of month-end Values at Risk

As of September 30, 2009, AAA Master’s total capitalization was $1,328,162,581. The Partnership owned approximately 9.9% of AAA Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in AAA Master was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$156,850,602	11.81%	$188,797,618	$153,049,427	$171,524,611

Total	$156,850,602	11.81%

*	Average of month-end Values at Risk

As of September 30, 2009, Graham Master’s total capitalization was $168,022,693. The Partnership owned approximately 49.5% of Graham Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$6,395,662	3.81%	$8,136,447	$3,040,693	$5,464,391
Energy	678,527	0.41%	1,774,426	484,382	1,096,708
Grains	1,411,794	0.84%	1,846,996	215,255	1,126,000
Interest Rates U.S.	2,238,368	1.33%	2,365,808	87,777	682,461
Interest Rates Non-U.S.	8,320,518	4.95%	8,320,518	471,498	2,721,058
Livestock	36,180	0.02%	48,263	15,660	26,831
Metals	1,596,936	0.95%	1,806,942	488,247	1,265,220
Softs	1,479,945	0.88%	1,479,945	511,314	883,086
Indices	9,707,902	5.78%	12,019,804	3,419,163	8,269,216

Total	$31,865,832	18.97%

*	Average of month-end Values at Risk

As of September 30, 2009, SandRidge Master’s total capitalization was $620,678,767. The Partnership owned approximately 4.9% of SandRidge Master. As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$25,720,664	4.14%	$25,720,664	$18,754,664	$24,319,593

Totals	$25,720,664	4.14%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.

Auction Rate Securities—Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.

Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..

Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.

IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.

Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors.

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Funds by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Funds by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Funds; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Funds) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2009, there were additional sales of 38.8459 Redeemable Units totaling $47,869. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	11,388.7835	$1,235.77	N/A	N/A
August 1, 2009 – August 31, 2009	8,330.9626	$1,239.25	N/A	N/A
September 1, 2009 – September 30, 2009	4,769.9438	$1,255.53	N/A	N/A
	24,489.6899	$1,240.80

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits
3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management L.P. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge Associates Inc. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury Capital, Inc. (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury Capital, Inc. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with John W. Henry & Company, Inc. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (filed as Exhibit 10.3 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Capital Fund Management S.A. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the Form 10-Q filed on May 12, 2006 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with AAA Capital Management Advisors, Ltd. for 2008 (filed as Exhibit 10.10 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and SandRidge Capital LP (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

10.12	Agency Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC dated as of November 11, 2009 and effective July 31, 2009 (filed herein).
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
32.1 — Section 1350 Certification (Certification of President and Director)
32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci
President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 16, 2009