Form 10-K
period 2009-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-03-31
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
c/o Ceres Managed Futures LLC
55 East 59 Street — 10th Floor
New York, New York 10022

(Address and Zip Code of principal executive offices)
(212) 559-2011

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Redeemable Units of Limited Partnership Interest
Securities registered pursuant to Section 12(g) of the Act:	(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Limited Partnership Redeemable Units with an aggregate value of $754,873,306 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2010, 650,344.5868 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I
Item 1. Business.
(a) General Development of Business. Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
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
     A third Registration Statement on Form S-1 relating to the public offering of 2,000,000 Redeemable Units (including the 1,000,000 Redeemable Units that had been previously registered) became effective on October 7, 2004. As of that date 807,449.3782 Redeemable Units had been sold.
     A fourth Registration Statement on Form S-1 relating to the public offering of 2,000,000 Redeemable Units previously registered became effective on June 30, 2005. As of that date 1,027,701.7549 Redeemable Units had been sold. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
     Redemptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-14 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2009, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Avant Capital Management L.P. (“Avant”) was terminated as of January 31, 2009. SandRidge was added as an advisor to the Partnership on March 1, 2009. The Advisors are not affiliated with one another, are not affiliated with the General Partner/managing member or CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership will be liquidated upon the first to occur of the following: December 31, 2022; the net asset value of a Redeemable Unit decreased to less than $400 per Redeemable Unit as of the close of any trading day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

     The assets allocated to JWH for trading are invested directly pursuant to JWH’s Global Analytics Program.
     On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
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
     On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.
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

     On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC, (formerly Citigroup AAA Master Fund LLC) (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The General Partner is also the managing member of AAA Master. Individual and pooled accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.
     On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the K4D-12.5 Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
     On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on January 31, 2009 for cash equal to $14,145,443.
     On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 units of SandRidge Master with cash of $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using SandRidge’s Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.
     Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and SandRidge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A Limited Partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the Limited Partner/non-managing member elects to redeem and informs the Funds.
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector distribution for the Partnership was as follows:
     At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.
     Pursuant to the terms of the management agreements (the “Management Agreements”) the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership during each calender quarter.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 0.46% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership directly and through its investment in the Funds will pay for the clearing fees. In addition, CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009 was $789,539,282.
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
          The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
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
          An investor’s ability to redeem units is limited and no market exists for the units.
     Conflicts of interest exist.
          The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     An investor’s tax liability may exceed cash distributions.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
     Mutual Funds
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
     FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4. [Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2009 was 20,035.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2009, there were additional sales of 51,211.7956 Redeemable Units of Limited Partnership Interest totaling $63,653,869. For the twelve months ended December 31, 2008, there were additional sales of 181,317.5434 Redeemable Units of Limited Partnership Interest totaling $206,908,278 and General Partner’s contribution representing 902.0630 Unit equivalents totaling $1,000,000. For the twelve months ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units of Limited Partnership Interest totaling $96,929,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D, and a small number of persons who are non-accredited investors. Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	5,225.5450	$1,225.21	N/A	N/A

November 1, 2009 – November 30, 2009	5,914.4588	$1,277.45	N/A	N/A

December 1, 2009 – December 31, 2009	8,944.1742	$1,212.71	N/A	N/A

	20,084.1780	$1,235.03	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $50,422,263, $54,081,006, $51,503,887, $57,053,310 and $52,829,855, respectively	$(31,303,499)	$271,522,814	$51,964,083	$(4,575,484)	$(24,401,825)
Interest income	571,324	8,606,237	29,043,564	34,415,640	19,554,975

	$(30,732,175)	$280,129,051	$81,007,647	$29,840,156	$(4,846,850)

Net income (loss)	$(54,332,616)	$229,556,006	$59,503,224	$3,897,198	$(34,013,339)

Increase (decrease) in Net Asset Value per Unit	$(77.75)	$283.85	$70.82	$4.83	$(43.17)

Net Asset Value per Unit	$1,212.71	$1,290.46	$1,006.61	$935.79	$930.96

Total assets	$806,423,847	$1,069,790,643	$842,617,677	$925,899,948	$881,378,897

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

     The programs traded by each Advisor on behalf of the Partnership are: Drury — Diversified Trend-Following Program, Graham — K4D-12.5 Program (“K4D”), JWH — Global Analytics Program, Aspect — Diversified Program, CFM — Discus Program, Winton — Diversified Program, AAA — Energy Program — Futures and Swaps (“Energy”), Willowbridge — Argo Trading System (“Argo”) and SandRidge — Energy Program. As of December 31, 2009, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Drury 11%, Graham 11%, JWH 5%, Aspect 13%, CFM 19%, Winton 12%, AAA 10%, Willowbridge 9% and SandRidge 10%. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time.
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
     Graham Capital Management, L.P.
     Graham trades its K4D program on behalf of Graham Master. The K4D program allocates assets equally among four other distinct Graham trading programs.
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
     John W. Henry & Company, Inc.
     JWH trades its JWH Global Analytics Program on behalf of the Partnership, a systematic trading program. Since the firm’s inception, the JWH investment philosophy has been based on the premise that market prices, rather than market fundamentals, are the key aggregators of information necessary to make investment decisions and that market prices, which may at first seem random, are actually related through time in complex, but discernable ways.
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

Willowbridge Associates Inc.
     Willowbridge trades its Select Investment Program using the Argo Trading System on behalf of Willowbridge Master. Argo is a computerized systematic trading system that relies on technical information. It is not a trend-following system, but does follow a trend when the opportunity arises. Argo uses the concepts of pattern recognition, support/resistance levels and counter trend liquidations in making trading decisions. Argo determines, on a daily basis, whether to be long, short or flat the various commodities in its portfolio.
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
     Winton employs a fully systematic, computerized, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.
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
     AAA Capital Management Adviors, Ltd.
     AAA trades its Energy Program on behalf of AAA Master, and thereby the Partnership’s, assets in accordance with its Energy Program — Futures and Swaps, a discretionary trading program.
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

     SandRidge Capital, L.P.
     SandRidge trades the Partnership’s assets in accordance with its Energy Program. SandRidge primarily attempts to achieve the Partnership’s objective through the speculative trading of energy-related commodity interests, including, but not limited to, natural gas, crude oil, heating oil and gasoline. With the prior approval of the General Partner, SandRidge may trade in other commodity interests that are now traded, or may be traded in the future, on exchanges and markets located in the United States and abroad.
     SandRidge is a discretionary trader that employs primarily fundamental analysis. Fundamental analysis examines factors external to the trading market that affect the supply and demand for a particular group or type of commodity in order to predict future prices. Effective risk management is an important aspect of SandRidge’s trading program. An account’s size, volatility of the market traded and the nature of other positions taken are all factors used in deciding whether to initiate a position and in determining the amount of equity committed to that position. While SandRidge relies heavily on fundamental research to develop its overall point of view, it also employs technical analysis in its trading to help determine entry and exit points. Technical analysis includes moving averages, index rolls and Stochastic/relative strength indicators. Technical analysis is based on the theory that the study of the markets themselves provides a means of anticipating price movements. SandRidge may employ various strategies for phasing an account in and out of the markets. Entry points are based on a number of price breakout and retracement indicators. Position exits are based on multiple strategies including trailing stops, target prices and technical reversals. If SandRidge believes that the markets traded are unstable, SandRidge may temporarily reduce positions or exit the markets entirely and therefore hold no open positions for a period of time. SandRidge estimates that, generally, 10% to 15% of the Partnership’s assets allocated to SandRidge will be committed to margin at any one time. The actual amount committed as such may be substantially more. Trading decisions will require the exercise of judgment by SandRidge.
     SandRidge’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce SandRidge’s ability to trade profitably in the future.
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.
     For the period January 1, 2009 through December 31, 2009, the average allocation by commodity market sector for each of the Funds was as follows:
CMF Drury Capital Master Fund L.P.

Currencies	24.4%
Energy	8.2%
Grains	6.2%
Interest Rates Non-U.S.	11.9%
Interest Rates U.S.	4.5%
Metals	12.6%
Softs	4.6%
Stock Indices	27.6%
CMF Graham Capital Master Fund L.P.

Currencies	26.1%
Energy	6.8%
Grains	4.0%
Interest Rates Non-U.S.	16.9%
Interest Rates U.S.	6.3%
Livestock	0.4%
Metals	5.2%
Softs	4.5%
Stock Indices	29.8%
John W. Henry & Company, Inc.

Currencies	23.1%
Energy	15.1%
Grains	12.2%
Interest Rates Non-U.S.	12.4%
Interest Rates U.S.	9.3%
Metals	12.9%
Softs	10.0%
Stock Index	5.0%
CMF Willowbridge Argo Master Fund L.P.

Currencies	23.4%
Energy	17.8%
Grains	8.3%
Interest Rates Non-U.S.	16.6%
Interest Rates U.S.	9.5%
Livestock	0.4%
Metals	18.1%
Softs	5.9%
CMF Aspect Master Fund L.P.

Currencies	20.7%
Energy	8.2%
Grains	3.3%
Interest Rates Non-U.S.	28.8%
Interest Rates U.S.	7.7%
Livestock	1.5%
Metals	10.8%
Softs	7.1%
Stock Indices	11.9%
CMF Capital Fund Management Master Fund L.P.

Currencies	21.2%
Energy	8.1%
Grains	1.8%
Interest Rates Non-U.S.	14.1%
Interest Rates U.S.	12.5%
Livestock	0.2%
Metals	1.5%
Softs	2.3%
Stock Indices	38.3%
CMF Winton Master L.P.

Currencies	26.1%
Energy	4.3%
Grains	5.6%
Interest Rates Non-U.S.	20.5%
Interest Rates U.S.	11.1%
Livestock	0.8%
Metals	9.0%
Softs	3.0%
Stock Indices	19.6%
AAA Master Fund LLC

Energy	100.0%
CMF SandRidge Master Fund L.P.

Energy	100.0%
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity futures and other derivatives trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the

Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any trading day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on 10 days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 186,428.5326 Redeemable Units were redeemed totaling $234,571,753 and General Partner’s redemption representing 2,188.2548 Unit equivalents totaling $2,681,072. For the year ended December 31, 2008, 207,556.2917 Redeemable Units were redeemed totaling $239,169,501. For the year ended December 31, 2007, 245,925.1928 Redeemable Units were redeemed totaling $232,324,170.
     For the year ended December 31, 2009, there were additional sales of 51,211.7956 Redeemable Units totaling $63,653,869. For the year ended December 31, 2008, there were additional sales of 181,317.5434 Redeemable Units totaling $206,908,278 and General Partner’s contribution representing 902.0630 Unit equivalents totaling $1,000,000. For the year ended December 31, 2007, there were additional sales of 103,235.6457 Redeemable Units totaling $96,929,000.
     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 6.0% from $1,290.46 to $1,212.71. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 28.2% from $1,006.61 to $1,290.46. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 7.6% from $935.79 to $1,006.61.
     The Partnership experienced a net trading gain of $19,118,764 before brokerage commissions and expenses in 2009. Gains were primarily attributed to the Partnership’s/Funds’ trading in livestock, metals and indices and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates, lumber and softs.
     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom in March, banks were seeking to return TARP bailout money and other leading indicators were recovering. The Partnership realized losses due to volatile trends. The volatility was due to sensitivity to news shocks and contrary economic data.
     Losses were realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest and concerns over the acres likely to be seeded for the new crop. Losses were also taken in trading of currencies, primarily in December as the Japanese Yen reversed sharply on the Japanese government’s dissatisfaction over the high value of the Yen.

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
     Profits were primarily realized from trading in energy, fixed income and equity indices. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year T-bill yielded on an average between 3.5%-4% for most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets.
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and twelve months ended December 31, 2009 decreased by $262,221 and $8,034,913, respectively as compared to the corresponding periods in 2008. The decrease is due to a decrease in the average interest rate over the corresponding periods. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and twelve months ended December 31, 2009 decreased by $3,026,242 and $3,658,743, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2009 decreased by $1,047,269 and $1,285,729, respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2009 resulted in an incentive fees accrual of $643,364 and $6,244,781, respectively. Trading performance for the three and twelve months ended December 31, 2008 resulted in an incentive fees accrual of $13,265,101 and $30,928,566, respectively.
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
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors, other than AAA and SandRidge, to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.
     (d) Off-Balance Sheet Arrangements. None.
     (e) Contractual Obligations.  None
     (f) Operational Risk.
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
     (g) Critical Accounting Policies.
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 amd 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.
     The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.
     Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. See Note 9. Subsequent Events on page F-28 under “Item 8. Financial Statements and Supplementary Data.”
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements,” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

     Certain prior period amounts have been reclassified to conform to the current year presentation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Introduction
     The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.
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
     The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in other Partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
     In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.
     The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of JWH, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. JWH directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $789,539,282.

	December 31, 2009
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,520,217	1.08%
Energy	13,769,720	1.74%
Grains	2,034,508	0.26%
Interest Rates U.S.	2,927,000	0.37%
Interest Rates Non-U.S.	8,929,362	1.13%
Livestock	162,582	0.02%
Metals	6,119,563	0.78%
Softs	4,477,500	0.57%
Indices	16,677,937	2.11%

Total	$63,618,389	8.06%

     As of December 31, 2008, the Partnership’s total capitalization was $1,017,470,854.

	December 31, 2008
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,781,411	0.86%
Energy	36,709,910	3.61%
Grains	2,942,280	0.29%
Interest Rates U.S.	5,914,392	0.58%
Interest Rates Non-U.S.	13,399,896	1.32%
Livestock	136,747	0.01%
Lumber	301	0.00%
Metals	6,465,212	0.64%
Softs	2,329,545	0.23%
Indices	5,935,442	0.58%

Total	$82,615,136	8.12%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2009 and December 31, 2008, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

	December 31, 2009
				Low	Average
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Value at Risk	Value at Risk*
Currencies	$291,750	0.04%	$1,093,705	$81,090	$578,832
Energy	194,500	0.03%	702,680	116,500	352,111
Grains	175,000	0.02%	706,320	16,230	299,210
Interest Rates U.S.	122,400	0.02%	498,150	16,500	211,148
Interest Rates Non-U.S.	322,880	0.04%	632,703	86,804	315,408
Softs	575,600	0.07%	575,600	14,400	264,769
Indices	185,058	0.02%	231,803	6,400	146,211

Total	$1,867,188	0.24%

* Annual average of month-end Value at Risk

As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

	December 31, 2008
				Low	Average
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Value at Risk	Value at Risk*
Currencies:	$288,144	0.03%	$629,775	$46,226	$352,693
Energy	452,600	0.04%	1,385,500	44,150	430,629
Grains	49,500	0.01%	500,500	31,500	190,333
Interest Rates U.S.	218,800	0.02%	257,600	12,750	145,760
Interest Rates Non -U.S.	324,474	0.03%	587,645	74,732	276,809
Metals	38,718	0.00%**	415,000	28,000	157,456
Softs	112,900	0.01%	267,360	6,000	134,253
Indices	44,716	0.01%	364,060	19,308	144,304

Total	$1,529,852	0.15%

*	Annual average of month-end Value at Risk

**	Due to Rounding

     As of December 31, 2009, Drury Master’s total capitalization was $115,243,532. The Partnership owned approximately 89.2% of Drury Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Drury Master was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,805,531	1.56%	$6,643,389	$1,699,038	$3,381,473
Energy	689,202	0.60%	2,550,600	634,893	1,401,082
Grains	816,125	0.71%	1,502,215	534,516	1,052,253
Interest Rates U.S.	538,125	0.47%	1,494,200	96,903	704,978
Interest Rates Non-U.S.	1,694,307	1.47%	3,761,422	1,089,172	2,207,261
Metals	1,969,687	1.71%	3,475,587	842,023	2,328,903
Softs	1,305,960	1.13%	1,305,960	442,173	802,681
Indices	5,057,873	4.39%	6,313,897	1,430,190	4,940,095

Total	$13,876,810	12.04%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Drury Master’s total capitalization was $166,815,471. The Partnership owned approximately 92.4% of Drury Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Drury Master was as follows:

	December 31, 2008

		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$2,581,094	1.54%	$17,727,084	$1,302,310	$3,479,486
Energy	2,986,750	1.79%	4,282,250	31,800	1,971,388
Grains	1,479,000	0.89%	2,329,350	256,500	1,129,692
Interest Rates U.S.	1,746,100	1.05%	1,746,100	57,000	586,117
Interest Rates Non-U.S.	4,058,791	2.43%	4,068,452	490,193	2,290,993
Metals	3,231,468	1.94%	3,926,979	584,529	2,383,966
Softs	985,316	0.59%	2,774,966	325,350	1,182,200
Indices	1,478,392	0.89%	5,767,562	881,189	2,873,542

Total	$18,546,911	11.12%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Willowbridge Master’s total capitalization was $231,105,317. The Partnership owned approximately 30.8% of Willowbridge Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,974,364	2.58%	$14,208,480	$1,008,000	$7,206,662
Energy	2,116,000	0.92%	13,037,019	391,000	5,515,268
Grains	1,058,000	0.46%	5,919,480	259,875	2,320,519
Interest Rates U.S.	1,959,945	0.85%	9,939,105	280,500	2,836,425
Interest Rates Non-U.S.	3,403,449	1.47%	14,168,324	455,649	4,852,602
Metals	3,968,558	1.72%	8,372,754	1,909,575	3,799,612
Softs	2,725,100	1.18%	3,202,100	237,900	1,531,645

Total	$21,205,416	9.18%

*	Annual average based on month-end Value at Risk
     As of December 31, 2008, Willowbridge Master’s total capitalization was $297,420,004. The Partnership owned approximately 42.5% of Willowbridge Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master was as follows:

	December 31, 2008
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,945,600	0.65%	$11,556,229	$245,220	$3,464,607
Energy	816,000	0.27%	15,933,000	448,000	4,885,321
Grains	1,100,800	0.37%	5,470,800	201,000	2,038,390
Interest Rates U.S.	2,380,800	0.80%	4,367,200	219,300	1,272,506
Interest Rates Non-U.S.	3,571,688	1.20%	8,375,150	387,940	3,540,377
Metals	3,110,400	1.05%	8,742,000	764,750	4,883,083
Softs	819,200	0.28%	2,989,200	120,600	1,077,150

Total	$13,744,488	4.62%

*	Annual average based on month-end Value at Risk

     As of December 31, 2009, Aspect Master’s total capitalization was $165,138,058. The Partnership owned approximately 60.3% of Aspect Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946

Total	$19,164,811	11.61%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Aspect Master’s total capitalization was $239,354,333. The Partnership owned approximately 67.8% of Aspect Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:

	December 31, 2008
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$3,017,826	1.26%	$7,405,062	$1,762,375	$3,652,203
Energy	1,802,535	0.75%	4,744,750	520,250	2,336,576
Grains	549,062	0.23%	1,268,423	84,806	622,221
Interest Rates U.S.	1,627,200	0.68%	3,458,200	49,886	1,299,759
Interest Rates Non-U.S.	6,748,387	2.82%	8,325,577	1,490,653	5,019,733
Livestock	156,600	0.06%	283,500	66,700	165,771
Metals	1,975,576	0.83%	4,213,675	86,337	1,755,108
Softs	775,053	0.32%	1,461,690	353,834	833,381
Indices	730,475	0.31%	7,152,565	584,698	2,556,035

Total	$17,382,714	7.26%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, CFM Master’s total capitalization was $194,668,638. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in CFM Master was as follows:

	December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,236,160	0.63%	$11,762,820	$422,120	$3,753,698
Energy	268,420	0.14%	5,914,077	154,593	1,586,039
Grains	181,491	0.09%	779,500	91,000	284,195
Interest Rates U.S.	1,241,850	0.64%	8,442,428	73,467	2,727,515
Interest Rates Non -U.S.	1,382,622	0.71%	8,930,489	82,126	2,615,548
Livestock	11,950	0.01%	87,075	1,500	35,893
Metals	64,876	0.03%	1,529,181	29,024	247,081
Softs	91,212	0.05%	1,268,172	107,469	449,559
Indices	5,578,750	2.87%	24,411,702	1,026,517	7,228,664

Total	$10,057,331	5.17%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, CFM Master’s total capitalization was $204,030,347. The Partnership owned approximately 84.0% of CFM Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in CFM Master was as follows:

	December 31, 2008
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,154,757	0.57%	$5,248,775	$396,280	$1,493,127
Energy	117,440	0.06%	3,024,050	18,500	1,041,887
Grains	96,000	0.05%	291,500	41,685	138,757
Interest Rates U.S.	860,400	0.42%	3,370,050	82,729	1,301,688
Interest Rates Non -U.S.	904,335	0.44%	7,246,652	192,944	1,805,655
Metals	58,412	0.03%	283,750	10,250	95,853
Softs	144,740	0.07%	903,874	76,623	398,779
Indices	3,863,451	1.89%	9,954,147	385,099	4,151,612

Total	$7,199,535	3.53%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Winton Master’s total capitalization was $574,408,313. The Partnership owned approximately 17.2% of Winton Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master was as follows:

	December 31, 2009
				Low	Average
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,596,005	0.80%	$10,700,900	$3,479,307	$6,740,750
Energy	556,296	0.10%	2,627,998	228,335	1,092,646
Grains	1,098,663	0.19%	1,976,399	864,083	1,388,868
Interest Rates U.S.	1,030,011	0.18%	6,518,610	716,705	2,896,261
Interest Rates Non-U.S.	4,507,567	0.78%	11,661,822	2,841,339	5,786,393
Livestock	169,800	0.03%	425,655	59,475	207,937
Metals	5,057,067	0.88%	5,057,067	849,000	2,780,563
Softs	955,200	0.17%	1,269,508	385,375	791,384
Indices	16,589,011	2.89%	16,589,011	1,261,608	6,511,470

Total	$34,559,620	6.02%

*	Annual average of month-end Value at Risk

     As of December 31, 2008, Winton Master’s total capitalization was $547,751,543. The Partnership owned approximately 27.4% of Winton Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master was as follows:

	December 31, 2008
		% of Total		High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization		Value at Risk	Risk	Risk*
Currencies	$4,842,125	0.88%		$6,844,904	$2,234,600	$4,333,162
Energy	1,417,010	0.26%		6,750,850	581,600	3,815,788
Grains	1,912,314	0.35%		4,647,430	41,072	2,278,577
Interest Rates U.S.	3,213,000	0.59%		4,165,350	160,797	2,234,433
Interest Rates Non-U.S.	6,633,201	1.21%		6,862,943	1,875,349	4,923,678
Livestock	87,200	0.02%		350,900	32,205	165,842
Lumber	1,100	0.00	% **	5,400	1,100	2,500
Metals	1,408,458	0.25%		4,997,086	797,395	2,496,016
Softs	762,259	0.14%		2,273,575	354,777	896,692
Indices	1,768,247	0.32%		12,018,105	1,433,950	5,538,325

Total	$22,044,914	4.02%

*	Annual average of month-end Value at Risk

**	Due to Rounding
     As of December 31, 2009 the AAA Master’s total capitalization was $1,229,195,192. The Partnership owned approximately 6.6% of AAA Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in AAA Master was as follows:

	December 31, 2009
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$133,905,240	10.89%	$352,329,038	$4,405,231	$166,882,818

Total	$133,905,240	10.89%

*	Average monthly Values at Risk
     As of December 31, 2008 the AAA Master’s total capitalization was $1,338,631,099. The Partnership owned approximately 10.2% of AAA Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in AAA Master was as follows:

December 31, 2008
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$306,037,030	22.86%	$393,679,114	$86,922,706	$205,141,776

Total	$306,037,030	22.86%

*	Average monthly Values at Risk

     As of December 31, 2009, Graham Master’s total capitalization was $171,212,260. The Partnership owned approximately 51.1% of Graham Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:

	December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991

Total	$12,878,465	7.52%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Graham Master’s total capitalization was $224,490,942. The Partnership owned approximately 50.6% of Graham Master. As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:

	December 31, 2008
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
     As of December 31, 2009, SandRidge Master’s total capitalization was $684,909,493. The Partnership owned approximately 11.7% of SandRidge Master. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:

	December 31, 2009
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average of month-end Value at Risk

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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2009 by market sector.
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
     Currencies. The Partnership’s/Funds’ currency exposure is subject to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner/Managing Member does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership/Funds in expressing Value at Risk in a functional currency other than U.S. dollars.
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2009 the Partnership’s/Funds’ primary exposures were in the Sydney Futures Exchange (SFE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

     Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Partnership/Funds have consistently been in the precious metals, gold and silver.
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s/Funds’ commodity exposure.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2009.
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
     The General Partner/managing member monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/managing member felt it necessary to do so, the General Partner/managing member could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/managing member primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
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

\

Item 8. Financial Statements and Supplementary Data.
TACTICAL DIVERSIFIED FUTURES FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firms	F-5 – F-9
Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008	F-10
Condensed Schedules of Investments at December 31, 2009 and 2008	F-11 – F-12
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-13
Statements of Changes in Patners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-14
Notes to Financial Statements	F-15 – F-28
Selected Unaudited Quarterly Financial Data	F-29
Financial Statements of AAA Master Fund LLC
Oath or Affirmation	F-30
Reports of Independent Registered Public Accounting Firms	F-31 – F-33
Statements of Financial Condition at December 31, 2009 and 2008	F-34
Condensed Schedules of Investments at December 31, 2009 and 2008	F-35 – F-36
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-37
Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	F-38
Notes to Financial Statements	F-39 – F-47
Selected Unaudited Quarterly Financial Data	F-48
Financial Statements of CMF Aspect Master Fund L.P.
Oath or Affirmation	F-49
Reports of Independent Registered Public Accounting Firms	F-50 – F-52
Statements of Financial Condition at December 31, 2009 and 2008	F-53
Condensed Schedules of Investments at December 31, 2009 and 2008	F-54 – F-55
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-56
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-57
Notes to Financial Statements	F-58 – F-66
Selected Unaudited Quarterly Financial Data	F-67
Financial Statements of CMF Capital Fund Management Master Fund L.P.
Oath or Affirmation	F-68
Reports of Independent Registered Public Accounting Firms	F-69 – F-71
Statements of Financial Condition at December 31, 2009 and 2008	F-72
Condensed Schedules of Investments at December 31, 2009 and 2008	F-73 – F-74
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-75
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-76
Notes to Financial Statements	F-77 – F-84
Selected Unaudited Quarterly Financial Data	F-85
Financial Statements of CMF Drury Capital Master Fund L.P.
Oath or Affirmation	F-86
Reports of Independent Registered Public Accounting Firms	F-87 – F-89
Statements of Financial Condition at December 31, 2009 and 2008	F-90
Condensed Schedules of Investments at December 31, 2009 and 2008	F-91 – F-92
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-93
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-94
Notes to Financial Statements	F-95 – F-103
Selected Unaudited Quarterly Financial Data	F-104
Financial Statements of CMF Willowbridge Argo Master Fund L.P.
Oath or Affirmation	F-105
Reports of Independent Registered Public Accounting Firms	F-106 – F-108
Statements of Financial Condition at December 31, 2009 and 2008	F-109
Condensed Schedules of Investments at December 31, 2009 and 2008	F-110 – F-111
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-112

Page
Number
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-113
Notes to Financial Statements	F-114 – F-121
Selected Unaudited Quarterly Financial Data	F-122
Financial Statements of CMF Winton Master L.P. Oath or Affirmation	F-123
Reports of Independent Registered Public Accounting Firms	F-124 – F-126
Statements of Financial Condition at December 31, 2009 and 2008	F-127
Condensed Schedules of Investments at December 31, 2009 and 2008	F-128 – F-129
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-130
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-131
Notes to Financial Statements	F-132 – F-141
Selected Unaudited Quarterly Financial Data	F-142
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath or Affirmation	F-143
Reports of Independent Registered Public Accounting Firms	F-144 – F-146
Statements of Financial Condition at December 31, 2009 and 2008	F-147
Condensed Schedules of Investments at December 31, 2009 and 2008	F-148 – F-149
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-150
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-151
Notes to Financial Statements	F-152 – F-160
Selected Unaudited Quarterly Financial Data	F-161
Financial Statements of CMF SandRidge Master Fund L.P.
Oath or Affirmation	F-162
Reports of Independent Registered Public Accounting Firms	F-163 – F-165
Statements of Financial Condition at December 31, 2009 and 2008	F-166
Condensed Schedules of Investments at December 31, 2009 and 2008	F-167 – F-168
Statements of Income and Expenses for the years ended December 31, 2009,2008 and 2007	F-169
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-170
Notes to Financial Statements	F-171 – F-178
Selected Unaudited Quarterly Financial Data	F-179

TABLE OF CONTENTS

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. [Removed and Reserved]
PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
To the Limited Partners of Tactical Diversified Futures Fund L.P.
Management’s Report on Internal Control Over Financial Reporting
Statements of Financial Condition December 31, 2009 and 2008
Condensed Schedule of Investments December 31, 2009
Condensed Schedule of Investments December 31, 2008
Statements of Income and Expenses
Statements of Changes in Partners’ Capital
Notes to Financial Statements
To the Members of AAA Master Fund LLC
Statements of Financial Condition December 31, 2009 and 2008
Condensed Schedule of Investments December 31, 2009
Condensed Schedule of Investments December 31, 2008
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements December 31, 2009
Statements of Financial Condition
Condensed Schedule of Investments
Condensed Schedule of Investments
Statements of Income and Expenses
Statements of Changes in Partners’ Capital
Notes to Financial Statements December 31, 2009
To the Limited Partners of CMF Capital Fund Management Master Fund L.P.
Statements of Financial Condition
Condensed Schedule of Investments
Condensed Schedule of Investments
Statements of Income and Expenses
Statements of Changes in Partners’ Capital
Notes to Financial Statements December 31, 2009
To the Limited Partners of CMF Drury Capital Master Fund L.P.
Statements of Financial Condition December 31, 2009 and 2008
Condensed Schedule of Investments December 31, 2009
Condensed Schedule of Investments December 31, 2008
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements December 31, 2009
To the Limited Partners of CMF Willowbridge Argo Master Fund L.P.
CMF Willowbridge Argo Master Fund L.P. Statements of Financial Condition December 31, 2009 and 2008
Condensed Schedule of Investments December 31, 2009
Condensed Schedule of Investments December 31, 2008
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007
CMF Willowbridge Argo Master Fund L.P. Notes to Financial Statements December 31, 2009
Statements of Financial Condition
Condensed Schedule of Investments
Condensed Schedule of Investments
Statements of Income and Expenses
Statements of Changes in Partners’ Capital
Notes to Financial Statements December 31, 2009
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
Condensed Schedule of Investments
Condensed Schedule of Investments
Statements of Income and Expenses
Statements of Changes in Partners’ Capital
Notes to Financial Statements
To the Limited Partners of CMF SandRidge Master Fund L.P.
Statements of Financial Condition
Condensed Schedule of Investments
Condensed Schedule of Investments
Statements of Income and Expenses for the years ended
Statements of Changes in Partners’ Capital
Notes to Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T). Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationship and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-10.3.A
EX-10.4.A
EX-10.5.A
EX-10.6.A
EX-10.7.A
EX-10.9.A
EX-10.10.A
EX-10.11.A
EX-31.1
EX-31.2
EX-32.1
EX-32.2

To the Limited Partners of
Tactical Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Tactical Diversified Futures Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2008 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Tactical Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Tactical Diversified Futures Fund L.P.:
We have audited the accompanying statement of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Tactical Diversified Futures Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. (formerly known as Citigroup Diversified Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Tactical Diversified Futures Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Tactical Diversified Futures Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Tactical Diversified Futures Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Partnerships, at fair value (Note 5)	$769,374,582	$1,044,481,163
Equity in trading account:
Cash (Note 3c)	34,398,435	22,416,754
Cash margin (Note 3c)	2,260,585	1,826,064
Net unrealized appreciation on open futures contracts	389,833	1,066,300

	806,423,435	1,069,790,281
Interest receivable (Note 3c)	412	362

Total assets	$806,423,847	$1,069,790,643

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$3,696,108	$4,903,208
Management fees (Note 3b)	1,295,876	1,706,336
Incentive fees (Note 3b)	643,364	13,265,102
Professional fees	230,955	596,629
Other	171,573	93,929
Redemptions payable (Note 6)	10,846,689	31,754,585

Total liabilities	16,884,565	52,319,789

Partners’ Capital (Notes 1 and 6):
General Partner, 7,513.5294 and 9,701.7842 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	9,111,732	12,519,764
Limited Partners, 643,539.8299 and 778,756.5669 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	780,427,550	1,004,951,090

Total partners’ capital	789,539,282	1,017,470,854

Total liabilities and partners’ capital	$806,423,847	$1,069,790,643

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	25	$(58,174)	(0.01)%
Grains	100	(20,637)	0.00	*
Indices	50	95,922	0.01
Interest Rates Non — U.S.	144	(78,253)	(0.01)
Softs	204	409,718	0.05

Total futures contracts purchased		348,576	0.04

Futures Contracts Sold
Currencies	116	75,606	0.01
Energy	23	(86,875)	(0.01)
Grains	50	(26,538)	(0.00	)*
Interest Rates — U.S.	51	16,469	0.00	*
Interest Rates Non — U.S.	20	(28,875)	(0.00	)*
Softs	176	91,470	0.01

Total futures contracts sold		41,257	0.01

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		102,802,718	13.02
CMF Willowbridge Argo Master Fund L.P.		71,165,944	9.01
CMF Aspect Master Fund L.P.		99,623,421	12.62
CMF Capital Fund Management Master Fund L.P.		148,578,532	18.82
CMF Winton Master L.P.		98,783,450	12.51
AAA Master Fund LLC		80,949,560	10.25
CMF Graham Capital Master Fund L.P.		87,454,721	11.08
CMF SandRidge Master Fund L.P.		80,016,236	10.14

Total investment in Partnerships		769,374,582	97.45

Total fair value		$769,764,415	97.50%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	85	$21,063	0.00	*%
Grains	9	(738)	(0.00	)*
Interest Rates — U.S.	116	644,683	0.06
Interest Rates Non — U.S.	142	209,160	0.02
Metals	9	37,600	0.01

Total futures contracts purchased		911,768	0.09

Futures Contracts Sold
Currencies	24	16,212	0.00	*
Energy	68	101,398	0.01
Grains	18	(23,868)	(0.00	)*
Indices	10	(1,641)	(0.00	)*
Softs	68	62,431	0.01

Total futures contracts sold		154,532	0.02

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		154,127,975	15.15
CMF Willowbridge Argo Master Fund L.P.		126,449,928	12.43
CMF Aspect Master Fund L.P.		162,328,063	15.95
CMF Capital Fund Management Master Fund L.P.		171,427,475	16.85
CMF Winton Master L.P.		149,948,887	14.74
AAA Master Fund LLC		136,584,029	13.42
CMF Graham Capital Master Fund L.P.		113,642,734	11.17
CMF Avant Master Fund L.P.		29,972,072	2.94

Total investment in Partnerships		1,044,481,163	102.65

Total fair value		$1,045,547,463	102.76%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(5,239,963)	$13,540,158	$(187,465)
Net realized gains (losses) on investment in Partnerships	97,401,760	279,286,109	115,862,369
Change in net unrealized gains (losses) on open contracts	(676,467)	641,199	(3,079,534)
Change in net unrealized gains (losses) on investment in Partnerships	(72,366,566)	32,136,354	(9,127,400)

Gain (loss) from trading, net	19,118,764	325,603,820	103,467,970
Interest income (Note 3c)	21,052	162,765	1,726,794
Interest income from investment in Partnerships	550,272	8,443,472	27,316,770

Total income (loss)	19,690,088	334,210,057	132,511,534

Expenses:
Brokerage commissions including clearing fees (Note 3c)	50,422,263	54,081,006	51,503,887
Management fees (Note 3b)	16,494,222	17,779,951	16,370,092
Incentive fees (Note 3b)	6,244,781	30,928,566	3,786,958
Professional fees	557,048	1,460,873	969,853
Other	304,390	403,655	377,520

Total expenses	74,022,704	104,654,051	73,008,310

Net income (loss)	$(54,332,616)	$229,556,006	$59,503,224

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(77.75)	$283.85	$70.82

Weighted average units outstanding	679,812.2725	810,237.3418	899,851.2908

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$886,833,326	$8,234,691	$895,068,017
Net income (loss)	58,880,028	623,196	59,503,224
Sale of 103,235.6457 Redeemable Units of Limited Partnership Interest	96,929,000	—	96,929,000
Redemption of 245,925.1928 Redeemable Units of Limited Partnership Interest	(232,324,170)	—	(232,324,170)

Partners’ Capital at December 31, 2007	810,318,184	8,857,887	819,176,071
Net income (loss)	226,894,129	2,661,877	229,556,006
Sale of 181,317.5434 Redeemable Units of Limited Partnership Interest and General Partner’s contribution representing 902.0630 Unit equivalents	206,908,278	1,000,000	207,908,278
Redemption of 207,556.2917 Redeemable Units of Limited Partnership Interest	(239,169,501)	—	(239,169,501)

Partners’ Capital at December 31, 2008	1,004,951,090	12,519,764	1,017,470,854
Net income (loss)	(53,605,656)	(726,960)	(54,332,616)
Sale of 51,211.7956 Redeemable Units of Limited Partnership Interest	63,653,869	—	63,653,869
Redemption of 186,428.5326 Redeemable Units of Limited Partnership Interest and 2,188.2548 General Partner Unit equivalents	(234,571,753)	(2,681,072)	(237,252,825)

Partners’ Capital at December 31, 2009	$780,427,550	$9,111,732	$789,539,282

Net Asset Value per Unit:

2007:	$1,006.61

2008:	$1,290.46

2009:	$1,212.71

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$389,833	$389,833	$—	$—
Investment in Partnerships	769,374,582	—	769,374,582	—

Total fair value	$769,764,415	$389,833	$769,374,582	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,066,300	$1,066,300	$—	$—
Investment in Partnerships	1,044,481,163	—	1,044,481,163	—

Total fair value	$1,045,547,463	$1,066,300	$1,044,481,163	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to the current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Drury Capital, Inc. (“Drury”), Graham Capital Management L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (successor to AAA Capital Management, Inc.) (“AAA”) and SandRidge Capital L.P. (“SandRidge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Avant Capital Management L.P. (“Avant”) was terminated as of January 31, 2009. SandRidge was added as an advisor to the Partnership on March 1, 2009. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 0.46% (5.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership will pay for NFA fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures, Trading Commission regulations. At December 31, 2009 and 2008 the amounts of cash held for margin requirements were $2,260,585 and $1,826,064, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 953.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures Contracts
Currencies	$86,594
Grains	28,112
Indices	95,922
Interest Rates — U.S.	16,469
Softs	503,618

Total unrealized appreciation on open futures contracts	$730,715

Liabilities
Futures Contracts
Currencies	$(10,987)
Energy	(145,049)
Grains	(75,287)
Interest Rates Non — U.S.	(107,129)
Softs	(2,430)

Total unrealized depreciation on open futures contracts	$(340,882)

Net unrealized appreciation on open futures contracts	$389,833 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$(1,431,282)
Energy	(2,217,992)
Grains	(939,005)
Indices	66,744
Interest Rates U.S.	(1,522,840)
Interest Rates Non-U.S.	(1,114,624)
Metals	761,530
Softs	481,039

Total	$(5,916,430)

5.	Investment in Partnerships:

The assets allocated to JWH for trading are invested directly pursuant to JWH’s Global Analytics Program.

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash of $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership are permitted to be limited partners of the Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.

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

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash of $85,442,868 and a contribution of open futures and forward positions with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC, (formerly, Citigroup AAA Master Fund LLC) (“AAA Master”) a limited liability company which was organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 units of the AAA Master with cash of $50,000,000. The AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The General Partner is the managing member of AAA Master. Individual and pool accounts currently managed by AAA, including the Partnership are permitted to be non-managing members of AAA Master. The General Partner and AAA believe that trading through this structure should promote efficiency and economy in the trading process.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash of $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the K4D-12.5 Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 units of Avant Master with cash of $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on January 31, 2009 for cash equal to $14,145,443.

On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 Redeemable Units of SandRidge

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, AAA Master’s, Graham Master’s and Sandridge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are are charged at the Partnership level. All clearing fees are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. At December 31, 2008, the Partnership owned approximately 92.4% of Drury Master, 42.5% of Willowbridge Master, 67.8% of Aspect Master, 84.0% of CFM Master, 27.4% of Winton Master, 10.2% of AAA Master, 50.6% of Graham Master and 57.2% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Drury Master	$115,272,360	$28,828	$115,243,532
Willowbridge Master	231,147,799	42,482	231,105,317
Aspect Master	166,072,281	934,223	165,138,058
CFM Master	194,696,778	28,140	194,668,638
Winton Master	574,479,690	71,377	574,408,313
AAA Master	1,632,583,054	403,387,862	1,229,195,192
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$3,801,111,488	$435,230,685	$3,365,880,803

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Drury Master	$18,210,626	$18,289,276	$18,092,884
Willowbridge Master	(42,016,964)	(41,821,187)	(42,198,191)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
CFM Master	18,865,607	19,008,386	16,329,276
Winton Master	(25,033,464)	(24,623,815)	(25,021,263)
AAA Master	154,505,739	155,167,589	151,195,430
Graham Master	12,468,065	12,593,321	11,932,221
SandRidge Master	99,192,706	99,581,610	98,747,670

Total	$217,374,250	$219,510,351	$210,080,424

	For the Year Ended December 31, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Drury Master	$83,209,445	$84,373,848	$84,193,598
Willowbridge Master	114,625,338	117,584,985	117,208,252
Aspect Master	68,781,504	71,028,704	70,690,200
CFM Master	24,265,697	26,253,575	24,475,233
Winton Master	123,848,030	129,757,734	129,243,782
AAA Master	571,420,201	576,682,953	572,610,772
Graham Master	63,129,714	65,332,335	64,361,901
Avant Master	3,971,897	4,604,810	4,407,115

Total	$1,053,251,826	$1,075,618,944	$1,067,190,853

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009

Drury Master	13.02%	$102,802,718	$16,358,613	$133,793	$44,173	$16,180,647	Commodity Portfolio	Monthly

Willowbridge Master	9.01%	71,165,944	(15,530,904)	107,808	20,333	(15,659,045)	Commodity Portfolio	Monthly

Aspect Master	12.62%	99,623,421	(11,422,149)	162,808	28,290	(11,613,247)	Commodity Portfolio	Monthly

CFM Master	18.82%	148,578,532	15,593,323	2,093,492	37,131	13,462,700	Commodity Portfolio	Monthly

Winton Master	12.51%	98,783,450	(5,891,742)	70,162	10,980	(5,972,884)	Commodity Portfolio	Monthly

AAA Master	10.25%	80,949,560	16,588,688	314,067	61,365	16,213,256	Energy Markets	Monthly

Graham Master	11.08%	87,454,721	6,340,658	309,729	23,601	6,007,328	Commodity Portfolio	Monthly

Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Markets	Monthly

Sandridge Master	10.14%	80,016,236	3,302,364	32,773	12,073	3,257,518	Energy Markets	Monthly

Total		$769,374,582	$25,585,466	$3,227,607	$239,200	$22,118,659

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008

Drury Master	15.15%	$154,127,975	$77,619,017	$137,612	$28,254	$77,453,151	Commodity Portfolio	Monthly

Willowbridge Master	12.43%	126,449,928	50,131,600	146,511	15,354	49,969,735	Commodity Portfolio	Monthly

Aspect Master	15.95%	162,328,063	47,186,337	199,926	23,900	46,962,511	Commodity Portfolio	Monthly

CFM Master	16.85%	171,427,475	22,319,568	1,484,355	33,343	20,801,870	Commodity Portfolio	Monthly

Winton Master	14.74%	149,948,887	32,970,935	121,134	9,110	32,840,691	Commodity Portfolio	Monthly

AAA Master	13.42%	136,584,029	56,429,160	313,424	82,856	56,032,880	Energy Markets	Monthly

Graham Master	11.17%	113,642,734	30,692,536	432,918	14,005	30,245,613	Commodity Portfolio	Monthly

Avant Master	2.94%	29,972,072	2,516,782	84,004	27,674	2,405,104	Energy Markets	Monthly

Total		$1,044,481,163	$319,865,935	$2,919,884	$234,496	$316,711,555

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value per Redeemable Unit as of the last day of any month on ten days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(43.96)	$335.75	$62.77
Interest income	0.84	10.59	32.12
Expenses**	(34.63)	(62.49)	(24.07)

Increase (decrease) for the year	(77.75)	283.85	70.82
Net Asset Value per Redeemable Unit, beginning of year	1,290.46	1,006.61	935.79

Net Asset Value per Redeemable Unit, end of year	$1,212.71	$1,290.46	$1,006.61

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(8.0)%	(7.3)%	(4.8)%

Operating expenses	8.0%	8.3%	8.3%
Incentive fees	0.7%	3.5%	0.5%

Total expenses	8.7%	11.8%	8.8%

Total return:
Total return before incentive fees	(5.3)%	32.1%	8.1%
Incentive fees	(0.7)%	(3.9)%	(0.5)%

Total return after incentive fees	(6.0)%	28.2%	7.6%

***	Interest income less total expenses.

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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2009

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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

9.	Subsequent Events:

On January 31, 2010, the Partnership fully redeemed its investment in AAA Master for cash equal to $40,267,084.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(22,989,595)	$27,342,795	$(21,820,835)	$(13,264,540)
Net income (loss)	$(27,711,626)	$20,467,432	$(26,336,077)	$(20,752,345)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(42.82)	$32.21	$(38.58)	$(28.56)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$153,491,516	$(20,795,401)	$81,917,722	$65,515,214
Net income (loss)	$134,670,790	$(29,596,851)	$68,981,216	$55,500,851
Increase (decrease) in Net Asset Value per Redeemable Unit	$167.75	$(36.79)	$85.49	$67.40

To the Members of
AAA Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC Managing Member, AAA Master Fund LLC

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of
AAA Master Fund LLC:
We have audited the accompanying statement of financial condition of AAA Master Fund LLC (the “Company”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in members’ capital for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of AAA Master Fund LLC as of December 31, 2009, and the results of its operations and its changes in members’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Members of
AAA Master Fund LLC:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in members’ capital present fairly, in all material respects, the financial position of AAA Master Fund LLC (formerly known as Citigroup AAA Master Fund LLC) at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Members
AAA Master Fund LLC:
We have audited the accompanying statements of income and expenses and changes in members’ capital of AAA Master Fund LLC (formerly, Citigroup AAA Master Fund LLC) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in members’ capital of AAA Master Fund LLC for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

AAA Master Fund LLC
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$778,736,469	$696,338,412
Cash margin (Note 3c)	112,350,862	90,640,874
Net unrealized appreciation on open futures and exchange cleared swap contracts	—	268,819,884
Options owned, at fair value (cost $885,211,273 and $867,124,483, respectively)	741,495,723	906,666,577

	1,632,583,054	1,962,465,747
Due from brokers	—	518,950

Total assets	$1,632,583,054	$1,962,984,697

Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$50,857,890	$—
Options written, at fair value (premium $435,825,576 and $600,446,669, respectively)	352,233,900	624,018,932
Accrued expenses:
Professional fees	296,072	334,666

Total liabilities	403,387,862	624,353,598

Members’ Capital:
Members’ Capital, 123,710.6078 and 150,805.9242 Units of Member Interest outstanding at December 31, 2009 and 2008, respectively	1,229,195,192	1,338,631,099

Total liabilities and members’ capital	$1,632,583,054	$1,962,984,697

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy	76,309	$(83,380,536)	(6.78)%

Total futures and exchange cleared swap contracts purchased		(83,380,536)	(6.78)

Futures and Exchange Cleared Swap Contracts Sold
Energy	68,230	32,522,646	2.65

Total futures and exchange cleared swap contracts sold		32,522,646	2.65

Options Owned
Energy
Call
NYMEX LT Crude Oil Feb 10 – Dec 12	10,366	130,224,950	10.59
NYMEX Natural Gas E Feb 10 – Oct 14	23,072	135,333,168	11.01
Other	8,589	115,880,958	9.43

Call options owned		381,439,076	31.03

Put
NYMEX Crude Oil E Dec 10 – Dec 16	13,074	127,745,250	10.39
NYMEX LT Crude Oil Feb 10 – Dec 13	10,761	73,976,480	6.02
NYMEX Natural Gas E Feb 10 – May 14	9,735	116,193,705	9.45
Other	8,960	42,141,212	3.43

Put options owned		360,056,647	29.29

Total options owned		741,495,723	60.32

Options Written
Energy
Call
NYMEX Heating Oil Feb 10 – Dec 10	6,014	(61,856,584)	(5.03)
NYMEX Natural Gas E Feb 10 – Oct 14	18,423	(77,041,748)	(6.27)
Other	19,042	(109,221,068)	(8.89)

Call options owned		(248,119,400)	(20.19)

Put
Other	21,738	(104,114,500)	(8.47)

Put options written		(104,114,500)	(8.47)

Total options written		(352,233,900)	(28.66)

Total fair value		$338,403,933	27.53%

See accompanying notes to financial statements.

AAA Master Fund LLC
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Members’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Heating Oil Feb 09 – Aug 11	8,011	$(441,745,130)	(33.00)%
NYMEX HH N Gas Swap Feb 09 – Dec 14	18,654	(89,160,340)	(6.66)
NYMEX LS Crude Oil Feb 09 – Dec 12	11,641	(129,427,041)	(9.67)
NYMEX Natural Gas May 09 – Dec 13	8,255	(139,708,500)	(10.44)
NYMEX NYH RBOB Gas Feb 09 – Dec 11	4,404	(119,810,053)	(8.95)
NYMEX WTI Financial Jun 09 – Dec 16	4,936	(209,218,410)	(15.63)
Other	16,316	(151,807,029)	(11.34)

Total futures and exchange cleared swap contracts purchased		(1,280,876,503)	(95.69)

Futures and Exchange Cleared Swap Contracts Sold
Energy
IPE Brent Crude Oil Mar 09 – Dec 14	4,692	121,030,070	9.04
IPE Gas Oil Jan 09 – Jun 11	11,819	535,126,020	39.98
NYMEX Heating Oil Feb 09 – Dec 11	3,501	166,705,095	12.45
NYMEX HH N Gas Swap Mar 09 – Dec 12	29,532	155,897,847	11.65
NYMEX Natural Gas Feb 09 – Dec 14	13,299	260,526,256	19.46
NYMEX NYH RBOB Gas Apr 09 – Apr 10	3,293	137,456,648	10.27
Other	16,695	172,954,451	12.92

Total futures and exchange cleared swap contracts sold		1,549,696,387	115.77

Options Owned
Energy
Call
NYMEX Natural Gas EC Feb 09 – May 14	28,842	164,736,675	12.31
Other	22,190	31,922,424	2.38

Call options owned		196,659,099	14.69

Put
NYMEX Brent Crude EP Jun 09 – Dec 10	2,533	73,938,930	5.52
NYMEX Crude EP Mar 09 – Dec 16	11,958	253,787,240	18.96
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,383	205,040,500	15.32
NYMEX Natural Gas EP Mar 09 – Mar 11	4,433	70,822,470	5.29
Other	3,227	106,418,338	7.95

Put options owned		710,007,478	53.04

Total options owned		906,666,577	67.73

Options Written
Energy
Call
Other	48,267	(108,711,985)	(8.12)

Call options written		(108,711,985)	(8.12)

Put
NYMEX LS Crude Oil P Feb 09 – Dec 12	6,493	(131,792,570)	(9.84)
NYMEX Natural Gas EP Feb 09 – May 11	6,340	(209,214,966)	(15.63)
Other	8,146	(174,299,411)	(13.02)

Put options written		(515,306,947)	(38.49)

Total options written		(624,018,932)	(46.61)

Total fair value		$551,467,529	41.20%

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$550,277,218	$383,464,674	$139,780,388
Change in net unrealized gains (losses) on open contracts	(395,771,479)	187,955,527	(15,598,237)

Gain (loss) from trading, net	154,505,739	571,420,201	124,182,151
Interest income	661,850	5,262,752	27,854,202

Total income (loss)	155,167,589	576,682,953	152,036,353

Expenses:
Clearing fees	3,343,809	3,223,638	3,197,637
Professional fees	628,350	848,543	508,210

Total expenses	3,972,159	4,072,181	3,705,847

Net income (loss)	$151,195,430	$572,610,772	$148,330,506

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$1,064.36	$3,494.47	$756.40

Weighted average units outstanding	139,419.9283	172,420.9234	200,906.2331

See accompanying notes to financial statements.

AAA Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2009, 2008 and 2007

Members’
Capital

Members’ Capital at December 31, 2006	$993,359,899
Net income (loss)	148,330,506
Sale of 28,091.0093 Units of Member Interest	140,284,151
Redemption of 50,568.2147 Units of Member Interest	(254,888,582)
Distribution of interest income to feeder funds	(27,632,438)

Members’ Capital at December 31, 2007	999,453,536
Net income (loss)	572,610,772
Sale of 26,018.8922 Units of Member Interest	176,599,395
Redemption of 59,881.8271 Units of Member Interest	(404,833,765)
Distribution of interest income to feeder funds	(5,198,839)

Members’ Capital at December 31, 2008	1,338,631,099
Net income (loss)	151,195,430
Sale of 18,789.6645 Units of Member Interest	178,448,063
Redemption of 45,884.9809 Units of Member Interest	(438,417,550)
Distribution of interest income to feeder funds	(661,850)

Members’ Capital at December 31, 2009	$1,229,195,192

Net Asset Value per Unit of Member Interest:

2007:	$5,412.14

2008:	$8,876.52

2009:	$9,936.05

See accompanying notes to financial statements.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

1.	General:

AAA Master Fund LLC, formerly Citigroup AAA Master Fund LLC (the “Master”) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of units of member interest (“Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the managing member (the “Managing Member”) and commodity pool operator of the Master. The Managing Member is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the Managing Member was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On September 1, 2001 (date Master commenced trading), AAA Capital Energy Fund L.P. (formerly Smith Barney AAA Energy Fund L.P.) (“AAA”) allocated substantially all of its capital and Orion Futures Fund L.P. (formerly Citigroup Orion Futures Fund L.P.) (“Orion”) allocated a portion of its capital to the Master. The partnerships purchased 133,712.5867 Units of the Master with a fair value of $133,712,587 (including unrealized appreciation of $7,755,035). On July 1, 2002, AAA Capital Energy Fund L.P. II (formerly Citigroup AAA Energy Fund L.P. II) (“AAA II”) allocated substantially all of its capital to the Master and purchased 64,945.0387 Units with a fair value of $94,925,000. On November 1, 2003, Pinnacle Natural Resources, L.P. (“Pinnacle”) allocated a portion of its capital to the Master and purchased 1,104.9839 Units with a fair value of $1,500,000. On October 1, 2005, Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 13,956.1190 Units with a fair value of $50,000,000. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 2,386.2338 Units with a fair value of $7,000,000. On November 1, 2005, a private investor (“Private Investor”) purchased 1,196.6879 Units with a fair value of $4,000,000. On February 28, 2006, Pinnacle redeemed its entire investment in the Master. This redemption amounted to 2,662.7928 Units with a fair value of $11,982,967. On June 1, 2006, Legion Strategies LLC (“Legion LLC”) allocated a portion of its capital to the Master and purchased 827.0580 Units with a fair value of $4,000,000. On June 30, 2006, a Private investor redeemed its entire investment in the Master. This redemption amounted to 951.9315 Units with a fair value of $4,795,926. On July 1, 2006, Legion Strategies, LTD (“Legion LTD”) allocated a portion of its capital to the Master and purchased 793.9501 Units with a fair value of $4,000,000. On October 1, 2006, Energy Advisors Portfolio L.P. (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) allocated a portion of its capital to the Master and purchased 723.8213 Units with a fair value of $3,315,000. On March 1, 2007, Global Futures Fund Ltd. (formerly Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 344.5961 Units with a fair value of $1,614,644. On December 31, 2007, Legion LLC redeemed its entire investment in the Master. This redemption amounted to 761.6691 units with a fair value of $4,129,086, which includes interest income of $6,187. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (formerly Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman) allocated a portion of its capital to the Master and purchased 84.1311 Units with a fair value of $800,000. The Master was formed to permit commodity pools managed now or in the future by AAA Capital Management Advisors, Ltd (successor to AAA Capital Management, Inc.) (the “Advisor”) using the Energy Program – Futures and Swaps, the Advisor’s proprietary, discretionary trading program, to invest together in one vehicle.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The Master operates under a structure where its investors consist of AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD, Orion and Orion Cayman (each a “Member”, collectively the “Funds”) owned approximately 23.3%, 40.3%, 6.6%, 2.1%, 0.8%, 2.3%, 1.1%, 23.2% and 0.3% investments in the Master at December 31, 2009, respectively. AAA, AAA II, Tactical Diversified, Institutional Portfolio, Energy Advisors, Global Futures, Legion LTD and Orion had approximately 23.2% 40.6%, 10.2%, 2.0%, 1.2%, 2.0%, 1.0% and 19.8% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated under certain circumstances as defined in the Limited Liability Company Agreement of the Master (the “Limited Liability Company Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements. The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$741,495,723	$741,495,723	$—	$—

Total assets	741,495,723	741,495,723	—	—

Liabilities
Futures and Exchange Cleared Swaps	$50,857,890	$50,857,890	$—	$—
Options written	352,233,900	352,233,900	—	—

Total liabilities	403,091,790	403,091,790	—	—

Total fair value	$338,403,933	$338,403,933	$—	$—

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures and Exchange Cleared Swaps	$268,819,884	$268,819,884	$—	$—
Options owned	906,666,577	906,666,577	—	—

Total assets	1,175,486,461	1,175,486,461	—	—

Liabilities
Options written	$624,018,932	$624,018,932	$—	$—

Total liabilities	624,018,932	624,018,932	—	—

Total fair value	$551,467,529	$551,467,529	$—	$—

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Managing Member concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States – 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Unit. Net income (loss) per Unit of Member Interest is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Liability Company Agreement:

The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

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

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

connection with the Management Agreement shall be borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All floor brokerage, exchange, clearing, user, give-up and NFA fees (collectively the “clearing fees”) are borne by the Master consistent with contractual agreements. All other fees (management fees, administrative fees, incentive fees, brokerage commissions and offering costs) shall be borne by the Funds. All of the Master’s cash is deposited by CGM in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $112,350,862 and $90,640,874, respectively. The Customer Agreement may be terminated by either party. All commissions in connection with the Customer Agreement shall be borne by the Funds.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master, respectively, the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 312,729.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Members’ Capital.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures and options contracts as separate assets and liabilities.

	December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$274,140,959

Total unrealized appreciation on open futures and exchange cleared swap contracts	$274,140,959

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(324,998,849)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(324,998,849)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(50,857,890	)*

Assets
Options Owned
Energy	$741,495,723

Options owned	$741,495,723	**

Liabilities
Options Written
Energy	$352,233,900

Options written	$352,233,900	***

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31,2009
Sector	Gain (loss) from trading

Energy	$154,505,739

Total	$154,505,739	****

****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become non-managing members on the first day of the month after their subscription is processed. A non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Unit of Member Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the Managing Member at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the non-managing member elects to redeem and informs the Master.

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$1,064.16	$3,469.13	$618.16
Interest income	4.82	30.48	140.84
Expenses**	(4.62)	(5.14)	(2.60)

Increase (decrease) for the year	1,064.36	3,494.47	756.40
Distribution of interest income to feeder funds	(4.83)	(30.09)	(139.72)
Net Asset Value per Unit of Member Interest, beginning of year	8,876.52	5,412.14	4,795.46

Net Asset Value per Unit of Member Interest, end of year	$9,936.05	$8,876.52	$5,412.14

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

Ratio to average net assets:
Net investment income (loss)***	(0.3)%	0.1%	2.4%

Operating expenses	0.3%	0.4%	0.4%

Total return	12.0%	64.6%	15.8%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing member class using the non-managing member’s share of income, expenses and average net assets.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically

AAA Master Fund LLC
Notes to Financial Statements
December 31, 2009

limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization. As of December 31, 2009, there are no OTC swap contracts the Master is a party to.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The Managing Member monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards, options and swaps positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the AAA Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$9,738,633	$39,593,130	$11,578,159	$90,913,858
Net income (loss)	$9,596,868	$39,460,830	$11,401,249	$90,736,483
Increase (decrease) in Net Asset Value per Unit of Member Interest	$61.37	$289.49	$79.60	$633.90

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$175,399,992	$194,086,196	$163,785,949	$40,187,178
Net income (loss)	$175,150,122	$193,836,326	$163,573,146	$40,051,178
Increase (decrease) in Net Asset Value per Unit of Member Interest	$1,134.53	$1,182.02	$954.68	$223.24

To the Limited Partners of
CMF Aspect Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Aspect Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Aspect Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Aspect Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Aspect Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Aspect Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Aspect Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Aspect Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Aspect Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Aspect Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$142,959,369	$213,611,724
Cash margin (Note 3c)	22,969,045	18,981,887
Net unrealized appreciation on open futures contracts	—	7,642,556
Net unrealized appreciation on open forward contracts	143,867	—

Total assets	$166,072,281	$240,236,167

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$907,618	$—
Net unrealized depreciation on open forward contracts	—	866,177
Accrued expenses:
Professional fees	26,605	15,657

Total liabilities	934,223	881,834

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 96,151.3601 and 125,803.5845 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	165,138,058	239,354,333

Total liabilities and partners’ capital	$166,072,281	$240,236,167

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	5	$(36,750)	(0.02)%
Energy	233	465,769	0.28
Grains	174	190,195	0.12
Indices	1,391	1,242,828	0.75
Interest Rates U.S.	1,214	(1,328,931)	(0.81)
Interest Rates Non-U.S.	4,941	(1,403,280)	(0.85)
Metals	231	(1,423,928)	(0.86)
Softs	757	1,285,890	0.78

Total futures contracts purchased		(1,008,207)	(0.61)

Futures Contracts Sold
Energy	28	89,080	0.05
Grains	153	22,242	0.01
Indices	1	162	0.00 *
Interest Rates U.S.	36	8,594	0.01
Interest Rates Non-U.S.	217	43,819	0.03
Livestock	179	(137,508)	(0.08)
Softs	205	74,200	0.04

Total futures contracts sold		100,589	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$74,114,061	990,192	0.60
Metals	281	769,799	0.47

Total unrealized appreciation on open forward contracts		1,759,991	1.07

Unrealized Depreciation on Open Forward Contracts
Currencies	$95,889,125	(1,487,481)	(0.90)
Metals	70	(128,643)	(0.08)

Total unrealized depreciation on open forward contracts		(1,616,124)	(0.98)

Total fair value		$(763,751)	(0.46)%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/		% of Partners’
	Number of Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	30	$60,984	0.02%
Indices	2	2,573	0.00 *
Interest Rates U.S.	1,224	2,077,625	0.87
Interest Rates Non-U.S.	4,998	5,498,661	2.30
Metals	7	16,820	0.01
Softs	104	206,200	0.08

Total futures contracts purchased		7,862,863	3.28

Futures Contracts Sold
Energy	290	505,202	0.21
Grains	338	(604,114)	(0.25)
Indices	125	(146,058)	(0.06)
Livestock	137	61,865	0.03
Metals	50	31,653	0.01
Softs	411	(68,855)	(0.03)

Total futures contracts sold		(220,307)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Currencies	$51,489,955	1,384,014	0.58
Metals	26	48,387	0.02

Total unrealized appreciation on open forward contracts		1,432,401	0.60

Unrealized Depreciation on Open Forward Contracts
Currencies	$41,384,671	(1,743,244)	(0.73)
Metals	308	(555,334)	(0.23)

Total unrealized depreciation on open forward contracts		(2,298,578)	(0.96)

Total fair value		$6,776,379	2.83%

*	Due to rounding

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008, and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(11,277,935)	$69,752,159	$20,714,242
Change in net unrealized gains (losses) on open contracts	(7,540,130)	(970,655)	(2,250,581)

Gain (loss) from trading, net	(18,818,065)	68,781,504	18,463,661
Interest income	133,236	2,247,200	7,517,273

Total income (loss)	(18,684,829)	71,028,704	25,980,934

Expenses:
Clearing fees	266,630	302,515	431,717
Professional fees	46,144	35,989	26,148

Total expenses	312,774	338,504	457,865

Net income (loss)	$(18,997,603)	$70,690,200	$25,523,069

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(183.86)	$524.62	$160.42

Weighted average units outstanding	106,915.0569	138,185.2293	163,388.9365

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008, and 2007

Partners’
Capital

Partners’ capital at December 31, 2006	$211,758,913
Net income (loss)	25,523,069
Sale of 12,102.0599 Redeemable Units of Limited Partnership Interest	15,485,588
Redemption of 32,110.2714 Redeemable Units of Limited Partnership Interest	(42,555,077)
Distribution of interest income to feeder funds	(7,517,273)

Partners’ capital at December 31, 2007	202,695,220
Net income (loss)	70,690,200
Sale of 14,969.5777 Redeemable Units of Limited Partnership Interest	24,526,285
Redemption of 34,545.0307 Redeemable Units of Limited Partnership Interest	(56,310,172)
Distribution of interest income to feeder funds	(2,247,200)

Partners’ capital at December 31, 2008	239,354,333
Net income (loss)	(18,997,603)
Sale of 17,809.0598 Redeemable Units of Limited Partnership Interest	32,568,105
Redemption of 47,461.2842 Redeemable Units of Limited Partnership Interest	(87,653,541)
Distribution of interest income to feeder funds	(133,236)

Partners’ capital at December 31, 2009	$165,138,058

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,394.25

2008:	$1,902.60

2009:	$1,717.48

See accompanying notes to financial statements.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Aspect Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals, and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association(“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On March 1, 2005 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly, Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) (“Global Diversified”) and Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 43,434.9465 Redeemable Units with cash equal to $40,490,895, and a contribution of open commodity futures and forward positions with a fair value of $2,944,052. Global Diversified purchased 16,015.3206 Redeemable Units with cash equal to $14,955,106 and a contribution of open commodity futures and forwards positions with a fair value of $1,060,214. Tactical Diversified purchased 131,340.8450 Redeemable Units with cash equal to $122,786,448 and a contribution of open commodity futures and forward positions with a fair value of $8,554,397. On July 1, 2005 Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) purchased 6,469.5213 Redeemable Units with cash equal to $7,000,000. On June 1, 2006, Legion Aspect (“Legion”) purchased 2,450.2307 Redeemable Units with cash equal to 3,000,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) purchased 2,015.3949 Redeemable Units with cash equal to $2,500,000. On December 31, 2007, Legion redeemed its entire investment in the Master. This amounted to 2,990.3524 Redeemable Units with a fair value of $4,179,464, which includes interest income of $10,155. The Master was formed to permit commodity pools managed now or in the future by Aspect Capital Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary, systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures (each a “Feeder,” collectively the “Funds”) with approximately 8.7%, 12.0%, 5.5%, 60.3%, and 13.5% investments in the Master at December 31, 2009, respectively. Institutional Portfolio, Diversified 2000, Global Diversified, Tactical Diversified and Global Futures had approximately 6.8%, 12.6%, 5.5%, 67.8%, and 7.3% investments in the Master at December 31, 2008, respectively.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$641,156	$641,156	$—	$—

Total assets	641,156	641,156	—	—

Liabilities
Futures	$907,618	$907,618	$—	$—
Forwards	497,289	—	497,289	—

Total liabilities	1,404,907	907,618	497,289	—

Total fair value	$(763,751)	$(266,462)	$(497,289)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$7,642,556	$7,642,556	$—	$—

Total assets	7,642,556	7,642,556	—	—

Liabilities
Forwards	$866,177	$506,947	$359,230	$—

Total liabilities	866,177	506,947	359,230	—

Total fair value	$6,776,379	$7,135,609	$(359,230)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740-10, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current period presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees, including CGM’s direct brokerage commission, shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $22,969,045 and $18,981,887, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 9,972. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $179,140,879.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Assets	December 31, 2009

Futures Contracts
Energy	$574,121
Grains	238,475
Indices	1,310,009
Interest Rates U.S.	27,841
Interest Rates Non-U.S.	820,367
Livestock	1,170
Metals	156,363
Softs	1,560,990

Total unrealized appreciation on open futures contracts	$4,689,336

Liabilities
Futures Contracts
Currencies	$(36,750)
Energy	(19,273)
Grains	(26,038)
Indices	(67,019)
Interest Rates U.S.	(1,348,178)
Interest Rates Non-U.S.	(2,179,828)
Livestock	(138,678)
Metals	(1,580,290)
Softs	(200,900)

Total unrealized depreciation on open futures contracts	$(5,596,954)

Net unrealized depreciation on open futures contracts	$(907,618)*

Assets
Forward Contracts
Currencies	$990,192
Metals	769,799

Total unrealized appreciation on open forward contracts	$1,759,991

Liabilities
Forward Contracts
Currencies	$(1,487,481)
Metals	(128,643)

Total unrealized depreciation on open forward contracts	$(1,616,124)

Net unrealized appreciation on open forward contracts	$143,867 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$(6,825,819)
Energy	(8,384,587)
Grains	(1,053,672)
Indices	2,125,096
Interest Rates U.S.	(2,393,695)
Interest Rates Non-U.S.	(3,837,479)
Livestock	972,097
Softs	526,733
Metals	53,261

Total	$(18,818,065	)***

***	This amount is in “Gain(loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(184.65)	$508.62	$114.03
Interest income	1.26	16.27	46.55
Expenses**	(0.47)	(0.27)	(0.16)

Increase (decrease) for the year	(183.86)	524.62	160.42
Distribution of interest income to feeder funds	(1.26)	(16.27)	(46.55)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,902.60	1,394.25	1,280.38

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,717.48	$1,902.60	$1,394.25

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Aspect Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.2%	0.2%	0.2%

Total return	(9.7)%	37.6%	12.5%

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Aspect Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(2,100,606)	$9,396,484	$(23,478,167)	$(2,769,170)
Net income (loss)	$(2,119,165)	$9,387,591	$(23,487,080)	$(2,778,949)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.09)	$98.92	$(230.09)	$(28.60)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$46,521,870	$(19,743,784)	$14,513,377	$29,434,726
Net income (loss)	$46,511,766	$(19,753,889)	$14,503,460	$29,428,863
Increase (decrease) in Net Asset Value per Redeemable Unit	$363.39	$(148.72)	$106.51	$203.44

To the Limited Partners of
CMF Capital Fund Management Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Capital Fund Management Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Capital Fund Management Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Capital Fund Management Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Capital Fund Management Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Capital Fund Management Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Capital Fund Management Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Capital Fund Management Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Capital Fund Management Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Capital Fund Management Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Capital Fund Management Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$182,424,591	$195,841,219
Cash margin (Note 3c)	12,145,114	8,378,393
Net unrealized appreciation on open futures contracts	127,073	—

Total assets	$194,696,778	$204,219,612

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$—	$167,880
Accrued expenses:
Professional fees	28,140	21,385

Total liabilities	28,140	189,265

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 98,237.4502 and 112,029.2093 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	194,668,638	204,030,347

Total liabilities and partners’ capital	$194,696,778	$204,219,612

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	570	$466,828	0.24%
Energy	68	38,081	0.02
Grains	122	(7,943)	(0.00)*
Indices	1,223	(16,718)	(0.01)
Interest Rates U.S.	993	(164,855)	(0.08)
Interest Rates Non-U.S.	788	(138,256)	(0.07)
Livestock	3	(1,450)	(0.00)*
Metals	18	24,838	0.01
Softs	45	46,441	0.02

Total futures contracts purchased		246,966	0.13

Futures Contracts Sold
Currencies	177	(125,488)	(0.06)
Grains	17	(1,276)	(0.00)*
Indices	15	14,087	0.01
Interest Rates Non-U.S.	3	(226)	(0.00)*
Livestock	11	(9,770)	(0.01)
Metals	3	(690)	(0.00)*
Softs	5	3,470	0.00 *

Total futures contracts sold		(119,893)	(0.06)

Total fair value		$127,073	0.07%

*	Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	280	$(257,000)	(0.12)%
Energy	5	25,980	0.01
Indices	656	487,246	0.24
Interest Rates U.S.	570	(317,639)	(0.16)
Interest Rates Non-U.S.	375	101,735	0.05
Metals	7	3,410	0.00 *
Softs	22	62,852	0.03

Total futures contracts purchased		106,584	0.05

Futures Contracts Sold
Currencies	109	(15,501)	(0.01)
Energy	22	(60,244)	(0.03)
Grains	46	(154,067)	(0.07)
Indices	4	2,632	0.00 *
Interest Rates Non-U.S.	7	(592)	(0.00)*
Metals	7	(1,788)	(0.00)*
Softs	69	(44,904)	(0.02)

Total futures contracts sold		(274,464)	(0.13)

Total fair value		$(167,880)	(0.08)%

* Due to rounding

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$18,570,654	$24,376,644	$33,859,672
Change in net unrealized gains (losses) on open contracts	294,953	(110,947)	(1,167,564)

Gain (loss) from trading, net	18,865,607	24,265,697	32,692,108
Interest income	142,779	1,987,878	6,703,338

Total income (loss)	19,008,386	26,253,575	39,395,446

Expenses:
Clearing fees	2,631,807	1,739,085	2,608,618
Professional fees	47,303	39,257	36,586

Total expenses	2,679,110	1,778,342	2,645,204

Net income (loss)	$16,329,276	$24,475,233	$36,750,242

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$161.77	$222.92	$281.87

Weighted average units outstanding	104,914.4217	115,301.0584	132,715.5252

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$184,106,667
Net income (loss)	36,750,242
Sale of 14,768.5326 Redeemable Units of Limited Partnership Interest	21,757,131
Redemption of 25,337.4603 Redeemable Units of Limited Partnership Interest	(38,235,001)
Distribution of interest income to feeder funds	(6,703,338)

Partners’ Capital at December 31, 2007	197,675,701
Net income (loss)	24,475,233
Sale of 43,373.1588 Redeemable Units of Limited Partnership Interest	75,388,239
Redemptions of 53,659.8895 Redeemable Units of Limited Partnership Interest	(91,520,948)
Distribution of interest income to feeder funds	(1,987,878)

Partners’ Capital at December 31, 2008	204,030,347
Net income (loss)	16,329,276
Sale of 18,950.7886 Redeemable Units of Limited Partnership Interest	37,972,362
Redemption of 32,742.5477 Redeemable Units of Limited Partnership Interest	(63,520,568)
Distribution of interest income to feeder funds	(142,779)

Partners’ Capital at December 31, 2009	$194,668,638

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,616.11

2008:	$1,821.22

2009:	$1,981.61

See accompanying notes to financial statements.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Capital Fund Management Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York on July 25, 2005, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, indices, grains, metals, softs, livestock and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On August 1, 2005, (date Master commenced trading), Institutional Futures Portfolio L.P., formerly CMF Institutional Futures Portfolio L.P. (“Institutional Portfolio”), and Tactical Diversified Futures Fund L.P., formerly Citigroup Diversified Futures Fund L.P. (“Tactical Diversified”) each allocated a portion of their capital to the Master. Institutional Portfolio invested $4,860,099 of its initial capital and purchased 4,860.0990 Redeemable Units, and Tactical Diversified purchased 159,434.0631 Redeemable Units with cash equal to $157,804,020 and a contribution of open commodity futures and forwards positions with a fair value of $1,630,043. On March 1, 2007, Global Futures Fund Ltd., formerly Citigroup Global Futures Fund Ltd. (“Global Futures”), invested $2,300,000 of its initial capital and purchased 1,679.5630 Redeemable Units. The Master was formed to permit commodity pools managed now and in the future by Capital Fund Management (the “Advisor”) using the Discus Program, the Advisor’s proprietary systematic trading system, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Tactical Diversified, Institutional Portfolio and Global Futures (each a “Feeder,” collectively the “Funds”) with approximately 76.3%, 11.0% and 12.7% investments in the Master at December 31, 2009, respectively. Tactical Diversified, Institutional Portfolio and Global Futures had approximately 84.0%, 7.2% and 8.8% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2)) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$127,073	$127,073	$—	$—

Total assets	127,073	127,073	—	—

Total fair value	$127,073	$127,073	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Liabilities
Futures	$167,880	$167,880	$—	$—

Total liabilities	167,880	167,880	—	—

Total fair value	$(167,880)	$(167,880)	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.	Certain prior period amounts have been reclassified to conform to current year presentation.

j.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $12,145,114 and $8,378,393, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statement of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009, based on a quarterly calculation, was 7,112.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses or Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

December 31,
Assets	2009

Futures Contracts
Currencies	$597,070
Energy	72,142
Grains	26,555
Indices	388,118
Interest Rates U.S.	5,175
Interest Rates Non-U.S.	29,811
Metals	49,338
Softs	57,084

Total unrealized appreciation on open futures contracts	$1,225,293

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Liabilities

Futures Contracts
Currencies	$(255,730)
Energy	(34,061)
Grains	(35,774)
Indices	(390,749)
Interest Rates U.S.	(170,030)
Interest Rates Non-U.S.	(168,293)
Livestock	(11,220)
Metals	(25,190)
Softs	(7,173)

Total unrealized depreciation on open futures contracts	$(1,098,220)

Net unrealized appreciation on open futures contracts	$127,073 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from trading

Currencies	$7,120,213
Energy	(14,075,896)
Grains	(525,059)
Interest Rates U.S.	3,755,992
Interest Rates Non-U.S.	(1,213,234)
Indices	23,812,361
Livestock	(35,340)
Metals	16,596
Softs	9,974

Total	$18,865,607 **

**	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$160.84	$205.49	$230.92
Interest income	1.38	17.81	51.22
Expenses**	(0.45)	(0.38)	(0.27)

Increase (decrease) for the year	161.77	222.92	281.87
Distribution of interest to feeder funds	(1.38)	(17.81)	(51.22)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,821.22	1,616.11	1,385.46

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,981.61	$1,821.22	$1,616.11

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007
Ratios to average net assets:
Net investment income (loss)***	(1.3)%	0.1%	2.1%

Operating expenses	1.3%	0.9%	1.4%

Total return	8.9%	13.8%	20.3%

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically

CMF Capital Fund Management Master Fund L.P.
Notes to Financial Statements
December 31, 2009

limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for CFM Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(12,425,161)	$18,954,872	$(2,551,896)	$12,398,764
Net income (loss)	$(12,443,265)	$18,945,243	$(2,561,107)	$12,388,405
Increase (decrease) in Net Asset Value per Redeemable Unit	$(126.72)	$195.87	$(18.94)	$111.56

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$21,082,873	$(16,466,476)	$14,342,310	$5,555,783
Net income (loss)	$21,072,285	$(16,476,614)	$14,330,825	$5,548,737
Increase (decrease) in Net Asset Value per Redeemable Unit	$197.04	$(152.54)	$130.84	$47.58

To the Limited Partners of
CMF Drury Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Drury Capital Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Drury Capital Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Drury Capital Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Drury Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Drury Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Drury Capital Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Drury Capital Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Drury Capital Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Drury Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$96,420,433	$123,835,440
Cash margin (Note 3c)	16,346,533	21,240,197
Net unrealized appreciation on open futures contracts	1,236,724	13,366,413
Net unrealized appreciation on open forward contracts	1,268,670	8,390,178

	$115,272,360	$166,832,228

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$28,828	$16,757

Total liabilities	28,828	16,757

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 49,258.3993 and 84,587.2747 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	115,243,532	166,815,471

Total liabilities and partners’ capital	$115,272,360	$166,832,228

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	252	$(610,547)	(0.53)%
Energy	150	(191,401)	(0.17)
Grains	500	410,844	0.36
Indices	1,439	2,114,552	1.83
Interest Rates Non-U.S.	1,396	(233,547)	(0.20)
Interest Rates U.S.	741	(520,578)	(0.45)
Metals	55	212,960	0.18
Softs	497	952,628	0.83

Total futures contracts purchased		2,134,911	1.85

Futures Contracts Sold
Currencies	44	133,000	0.12
Energy	140	(932,460)	(0.81)
Grains	179	(40,750)	(0.04)
Interest Rates Non-U.S.	54	(84,387)	(0.07)
Interest Rates U.S.	32	(17,000)	(0.02)
Softs	302	43,410	0.04

Total futures contracts sold		(898,187)	(0.78)

Unrealized Appreciation on Open Forward Contracts
Currencies	$27,392,603	380,186	0.33
Metals	521	2,921,942	2.53

Total unrealized appreciation on open forward contracts		3,302,128	2.86

Unrealized Depreciation on Open Forward Contracts
Currencies	$60,230,923	(959,070)	(0.83)
Metals	260	(1,074,388)	(0.93)

Total unrealized depreciation on open forward contracts		(2,033,458)	(1.76)

Total fair value		$2,505,394	2.17%

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	59	$30,837	0.02%
Interest Rates Non-U.S.	3,823	5,402,300	3.24
Interest Rates U.S.	1,084	2,927,792	1.75
Metals	13	920	0.00 *
Softs	70	231,144	0.14

Total futures contracts purchased		8,592,993	5.15

Futures Contracts Sold
Currencies	107	88,081	0.05
Energy	441	4,035,115	2.42
Grains	862	(359,261)	(0.22)
Indices	381	(306,995)	(0.18)
Metals	111	214,808	0.13
Softs	607	1,101,672	0.66

Total futures contracts sold		4,773,420	2.86

Unrealized Appreciation on Open Forward Contracts
Currencies	$24,618,687	792,138	0.48
Metals	816	10,547,535	6.32

Total unrealized appreciation on open forward contracts		11,339,673	6.80

Unrealized Depreciation on Open Forward Contracts
Currencies	$43,471,209	(1,092,205)	(0.66)
Metals	402	(1,857,290)	(1.11)

Total unrealized depreciation on open forward contracts		(2,949,495)	(1.77)

Total fair value		$21,756,591	13.04%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$37,461,823	$60,253,396	$10,335,453
Change in net unrealized gains (losses) on open contracts	(19,251,197)	22,956,049	(1,623,515)

Gain (loss) from trading, net	18,210,626	83,209,445	8,711,938
Interest income	78,650	1,164,403	3,488,244

Total income (loss)	18,289,276	84,373,848	12,200,182

Expenses:
Clearing fees	147,526	149,542	229,964
Professional fees	48,866	30,708	28,899

Total expenses	196,392	180,250	258,863

Net income (loss)	$18,092,884	$84,193,598	$11,941,319

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$368.89	$959.35	$119.27

Weighted average units outstanding	58,143.4080	90,943.3829	101,325.7290

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$108,189,858
Net income (loss)	11,941,319
Sale of 11,273.2416 Redeemable Units of Limited Partnership Interest	10,848,390
Redemption of 32,769.1908 Redeemable Units of Limited Partnership Interest	(31,691,863)
Distribution of interest income to feeder funds	(3,488,244)

Partners’ Capital at December 31, 2007	95,799,460
Net income (loss)	84,193,598
Sale of 7,779.3491 Redeemable Units of Limited Partnership Interest	10,549,329
Redemption of 16,602.9291 Redeemable Units of Limited Partnership Interest	(22,562,513)
Distribution of interest income to feeder funds	(1,164,403)

Partners’ Capital at December 31, 2008	166,815,471
Net income (loss)	18,092,884
Sale of 4,650.4796 Redeemable Units of Limited Partnership Interest	10,214,590
Redemption of 39,979.3550 Redeemable Units of Limited Partnership Interest	(79,800,763)
Distribution of interest income to feeder funds	(78,650)

Partners’ Capital at December 31, 2009	$115,243,532

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,025.57

2008:	$1,972.11

2009:	$2,339.57

See accompanying notes to financial statements.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Drury Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, indices, softs, livestock and metals. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On August 1, 2005 (commencement of trading operations), Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) and Institutional Futures Portfolio L.P. (formerly CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of their capital to the Master. Tactical Diversified purchased 120,720.7387 Redeemable Units with cash equal to $117,943,206 and a contribution of open commodity futures and forward positions with a fair value equal to $2,777,533. Institutional Portfolio purchased 4,860.0990 Redeemable Units with cash equal to $4,860,099. The Master was formed to permit commodity pools managed now or in the future by Drury Capital, Inc., an Illinois Corporation (the “Advisor”) using the Diversified Trend-Following Program, the Advisor’s proprietary, systematic trading system, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Tactical Diversified and Institutional Portfolio (each a “Feeder”, collectively the “Funds”) with approximately 89.2% and 10.8% investments in the Master at December 31, 2009, respectively. Tactical Diversified and Institutional Portfolio had approximately 92.4% and 7.6% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commissions (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,236,724	$1,236,724	$—	$—
Forwards	1,847,554	1,847,554	—	—

Total assets	3,084,278	3,084,278	—	—

Liabilities
Forwards	$578,884	$—	$578,884	$—

Total liabilities	578,884	—	578,884	—

Total fair value	$2,505,394	$3,084,278	$(578,884)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$13,366,413	$13,366,413	$—	$—
Forwards	8,690,245	8,690,245	—	—

Total assets	22,056,658	22,056,658	—	—

Liabilities
Forwards	$300,067	$—	$300,067	$—

Total liabilities	300,067	—	300,067	—

Total fair value	$21,756,591	$22,056,658	$(300,067)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases,

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to the current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements were $16,346,533 and $21,240,197, respectively. The Customer Agreement may be terminated upon notice by either party.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 11,635. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $79,022,721.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures Contracts
Currencies	$154,016
Energy	24,734
Grains	417,836
Indices	2,130,131
Interest Rates Non-U.S.	309,240
Metals	261,250
Softs	996,038

Total unrealized appreciation on open futures contracts	$4,293,245

Liabilities
Futures Contracts
Currencies	$(631,563)
Energy	(1,148,595)
Grains	(47,742)
Indices	(15,579)
Interest Rates U.S.	(537,578)
Interest Rates Non-U.S.	(627,174)
Metals	(48,290)

Total unrealized depreciation on open futures contracts	$(3,056,521)

Net unrealized appreciation on open futures contracts	$1,236,724 *

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

December 31, 2009

Assets
Forward Contracts
Currencies	$380,186
Metals	2,921,942

Total unrealized appreciation on open forward contracts	$3,302,128

Liabilities
Forward Contracts
Currencies	$(959,070)
Metals	(1,074,388)

Total unrealized depreciation on open forward contracts	$(2,033,458)

Net unrealized appreciation on open forward contracts	$1,268,670 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(1,180,060)
Energy	1,895,212
Grains	(1,870,543)
Indices	12,684,370
Interest Rates U.S.	(1,277,680)
Interest Rates Non-U.S.	1,646,024
Softs	(1,283,057)
Metals	7,596,360

Total	$18,210,626 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$368.41	$946.88	$84.31
Interest income	1.43	12.81	35.24
Expenses**	(0.95)	(0.34)	(0.28)

Increase (decrease) for the year	368.89	959.35	119.27
Distribution of interest income to feeder funds	(1.43)	(12.81)	(35.24)
Net Asset Value per Redeemable Unit, beginning of year	1,972.11	1,025.57	941.54

Net Asset Value per Redeemable Unit, end of year	$2,339.57	$1,972.11	$1,025.57

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.8%	3.2%

Operating expenses	0.2%	0.2%	0.3%

Total return	18.7%	93.5%	12.7%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the

CMF Drury Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Drury Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$5,744,880	$14,002,816	$305,059	$(1,911,005)
Net income (loss)	$5,725,154	$13,992,367	$295,073	$(1,919,710)
Increase (decrease) in Net Asset Value per Redeemable Unit	$114.19	$281.49	$7.53	$(34.32)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$53,311,679	$10,936,575	$10,224,486	$9,751,566
Net income (loss)	$53,305,106	$10,930,002	$10,215,387	$9,743,103
Increase (decrease) in Net Asset Value per Redeemable Unit	$616.52	$124.77	$113.65	$104.41

To the Limited Partners of
CMF Willowbridge Argo Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Willowbridge Argo Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Willowbridge Argo Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Willowbridge Argo Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Willowbridge Argo Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Willowbridge Argo Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Willowbridge Argo Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Willowbridge Argo Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Willowbridge Argo Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$198,540,524	$275,579,764
Cash margin (Note 3c)	27,540,310	17,345,935
Net unrealized appreciation on open futures contracts	5,066,965	4,514,064

Total assets	$231,147,799	$297,439,763

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$42,482	$19,759

Total liabilities	42,482	19,759

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 127,352.9656 and 137,871.4938 Redeemable Units of Limited Partnership Interest outstanding at December 31, in 2009 and 2008, respectively	231,105,317	297,420,004

Total liabilities and partners’ capital	$231,147,799	$297,439,763

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	No of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	1,058	$(796,145)	(0.35)%
Energy	529	339,318	0.14
Grains	1,058	710,221	0.31
Interest Rates U.S.	529	385,800	0.17
Interest Rates Non-U.S.	1,190	362,833	0.16
Metals	1,058	2,163	0.00 *
Softs	794	1,702,259	0.74

Total futures contracts purchased		2,706,449	1.17

Futures Contracts Sold
Currencies	2,116	946,561	0.41
Interest Rates U.S.	1,058	1,250,420	0.54
Interest Rates Non-U.S.	529	89,416	0.04
Softs	529	74,119	0.03

Total futures contracts sold		2,360,516	1.02

Total fair value		$5,066,965	2.19%

*	Due to rounding

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	No of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	512	$521,823	0.17%
Grains	640	496,363	0.17
Interest Rates U.S.	1,280	1,365,961	0.46
Interest Rates Non-U.S.	1,088	1,847,392	0.62
Metals	256	711,975	0.24
Softs	384	(99,463)	(0.03)

Total futures contracts purchased		4,844,051	1.63

Futures Contracts Sold
Energy	128	694,880	0.23
Grains	384	(294,592)	(0.10)
Metals	256	(730,275)	(0.24)

Total futures contracts sold		(329,987)	(0.11)

Total fair value		$4,514,064	1.52%

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(42,569,865)	$120,270,941	$45,753,249
Change in net unrealized gains (losses) on open contracts	552,901	(5,645,603)	(875,016)

Gain (loss) from trading, net	(42,016,964)	114,625,338	44,878,233
Interest income	195,777	2,959,647	6,365,854

Total income (loss)	(41,821,187)	117,584,985	51,244,087

Expenses:
Clearing fees	316,442	340,947	437,674
Professional fees	60,562	35,786	29,863

Total expenses	377,004	376,733	467,537

Net income (loss)	$(42,198,191)	$117,208,252	$50,776,550

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(340.95)	$771.84	$352.58

Weighted average units outstanding	126,508.0368	156,458.0988	153,606.6990

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$183,568,130
Net income (loss)	50,776,550
Sale of 27,402.5153 Redeemable Units of Limited Partnership Interest	30,563,510
Redemption of 43,441.2969 Redeemable Units of Limited Partnership Interest	(45,487,314)
Distribution of interest income to feeder funds	(6,365,854)

Partners’ Capital at December 31, 2007	213,055,022
Net income (loss)	117,208,252
Sale of 60,036.9500 Redeemable Units of Limited Partnership Interest	106,466,700
Redemption of 73,835.2095 Redeemable Units of Limited Partnership Interest	(136,350,323)
Distribution of interest income to feeder funds	(2,959,647)

Partners’ Capital at December 31, 2008	297,420,004
Net income (loss)	(42,198,191)
Sale of 28,958.2689 Redeemable Units of Limited Partnership Interest	55,363,938
Redemption of 39,476.7971 Redeemable Units of Limited Partnership Interest	(79,284,657)
Distribution of interest income to feeder funds	(195,777)

Partners’ Capital at December 31, 2009	$231,105,317

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,404.73

2008:	$2,157.23

2009:	$1,814.68

See accompanying notes to financial statements.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Willowbridge Argo Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, U.S. and non-U.S. interest rates, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On July 1, 2005, (commencement of trading operations), Diversified Multi-Advisor Futures Fund L.P. (formerly, Smith Barney Diversified Futures Fund L.P.) (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (formerly, Smith Barney Diversified Futures Fund L.P. II) (“Diversified II”), Orion Futures Fund L.P. (formerly, Citigroup Orion Futures Fund L.P.) (“Orion”), Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) and Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units with cash of $11,118,119 and a contribution of open commodity futures and forwards positions with a fair value of $1,141,230, Diversified II purchased 10,980.9796 Redeemable Units with cash of $9,895,326 and a contribution of open commodity futures and forwards positions of $1,085,654, Orion purchased 33,529.1186 Redeemable Units with cash of $29,866,194 and a contribution of open commodity futures and forwards positions with a fair value of $3,662,925, Institutional Portfolio invested $7,000,000 of its initial capital and purchased 7,000.0000 Redeemable Units with cash of 16,242,748 and Tactical Diversified purchased 95,795.8082 Redeemable Units with cash of $85,442,868 and a contribution of open commodity futures and forwards positions with a fair value of $10,352,940. On April 1, 2009, Orion Futures Fund (Cayman) (formerly, Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman”) purchased 299.0681 Redeemable Units with cash of $560,000. The Master was formed to permit commodity pools managed now and in the future by Willowbridge Associates Inc. (the “Advisor”) using the Argo Trading System, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified, Diversified II, Orion, Tactical Diversified, Institutional Portfolio and Orion Cayman (each a “Feeder”, collectively the “Funds”) with approximately 2.7%, 2.3%, 58.8%, 30.8%, 4.4% 1.0% investments in the Master at December 31, 2009, respectively and with approximately 3.6%, 3.4%, 46.1%, 42.5% and 4.4% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

(“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$5,066,965	$5,066,965	$—	$—

Total assets	5,066,965	5,066,965	—	—

Total fair value	$5,066,965	$5,066,965	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$4,514,064	$4,514,064	$—	$—

Total assets	4,514,064	4,514,064	—	—

Total fair value	$4,514,064	$4,514,064	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

g.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.	Certain prior period amounts have been reclassified to conform to current period presentation.

j.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements were $27,540,310 and $17,345,935, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 10,295.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the fair values of derivative instruments of futures contracts as separate assets and liabilities.

Assets	December 31, 2009

Futures Contracts
Currencies	$3,436,175
Energy	339,318
Grains	768,108
Interest Rates U.S.	1,640,270
Interest Rates Non-U.S.	603,534
Softs	1,776,378
Metals	2,786,063

Total unrealized appreciation on open futures contracts	$11,349,846

Liabilities
Futures Contracts
Currencies	$(3,285,759)
Grains	(57,887)
Interest Rates U.S.	(4,050)
Interest Rates Non-U.S.	(151,285)
Metals	(2,783,900)

Total unrealized depreciation on open futures contracts	$(6,282,881)

Net unrealized depreciation on open futures contracts	$5,066,965 *

*This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(1,870,971)
Energy	(28,874,531)
Grains	(8,605,911)
INT Rate US	(10,397,322)
INT Rate Non-US	(7,737,846)
Livestock	(1,213,180)
Metals	19,790,113
Softs	(3,107,316)

Total	$(42,016,964)**

**This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and change in unrealized gains (losses)*	$(342.04)	$752.74	$310.35
Interest income	1.60	19.34	42.42
Expenses**	(0.51)	(0.24)	(0.19)

Increase (decrease) for the year	(340.95)	771.84	352.58
Distribution of interest income to feeder funds	(1.60)	(19.34)	(42.42)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	2,157.23	1,404.73	1,094.57

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,814.68	$2,157.23	$1,404.73

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	1.0%	3.5%

Operating expenses	0.2%	0.1%	0.3%

Total return	(15.8)%	54.9%	32.2%

***	Interest income less total expenses.

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

CMF Willowbridge Argo Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk- adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(18,281,605)	$(20,120,888)	$32,038,173	$(35,773,309)
Net income (loss)	$(18,302,561)	$(20,139,642)	$32,025,897	$(35,781,885)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(150.43)	$(172.65)	$266.37	$(284.24)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$27,126,788	$9,695,635	$61,112,070	$19,309,545
Net income (loss)	$27,118,311	$9,686,363	$61,102,423	$19,301,155
Increase (decrease) in Net Asset Value per Redeemable Unit	$190.01	$68.64	$389.12	$124.07

To the Limited Partners of
CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Winton Master L.P.:
We have audited the accompanying statement of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Winton Master L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Winton Master L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Winton Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Winton Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Winton Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Winton Master L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$533,704,028	$512,248,576
Cash margin (Note 3c)	38,915,256	26,405,684
Net unrealized appreciation on open futures contracts	144,283	6,936,356
Net unrealized appreciation on open forward contracts	1,698,400	2,179,569
Options owned, at fair value (cost $34,613 at December 31, 2009)	17,723	—

Total assets	$574,479,690	$547,770,185

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $77,101 at December 31, 2009)	$40,733	$—
Accrued expenses:
Professional fees	30,644	18,642

Total liabilities	71,377	18,642

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 298,540.2381 and 270,994.4921 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	574,408,313	547,751,543

Total liabilities and partners’ capital	$574,479,690	$547,770,185

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2,173	$(1,932,735)	(0.34)%
Energy	81	105,489	0.02
Grains	396	285,441	0.05
Indices	3,920	2,883,282	0.50
Interest Rates U.S.	1,552	(374,223)	(0.06)
Interest Rates Non-U.S.	4,180	(115,797)	(0.02)
Livestock	76	38,000	0.01
Metals	664	(417,248)	(0.07)
Softs	356	476,861	0.08

Total futures contracts purchased		949,070	0.17

Futures Contracts Sold
Currencies	227	(127,300)	(0.02)
Energy	192	(494,271)	(0.09)
Grains	501	(17,304)	(0.00)*
Indices	12	(10,333)	(0.00)*
Interest Rates U.S.	180	44,187	0.01
Interest Rates Non-U.S.	166	(31,275)	(0.01)
Livestock	111	(56,000)	(0.01)
Softs	129	(112,491)	(0.02)

Total futures contracts sold		(804,787)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	310	2,433,189	0.43

Total unrealized appreciation on open forward contracts		2,433,189	0.43

Unrealized Depreciation on Open Forward Contracts
Metals	163	(734,789)	(0.13)

Total unrealized depreciation on open forward contracts		(734,789)	(0.13)

Options Owned
Puts
Indices	65	17,723	0.00 *

Total options owned		17,723	0.00

Options Written
Puts
Indices	65	(40,733)	(0.01)

Total options written		(40,733)	(0.01)

Total fair value		$1,819,673	0.32%

* Due to rounding

See accompanying notes to financial statements.

CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	496	$928,233	0.17%
Indices	5	1,935	0.00 *
Interest Rates U.S.	2,417	4,977,464	0.91
Interest Rates Non-U.S.	4,453	6,479,517	1.18
Livestock	30	30,960	0.01
Softs	97	218,297	0.04

Total futures contracts purchased		12,636,406	2.31

Futures Contracts Sold
Currencies	896	(3,144,184)	(0.57)
Energy	208	727,901	0.13
Grains	891	(2,623,430)	(0.48)
Indices	252	(239,475)	(0.05)
Interest Rates U.S.	58	(13,766)	(0.00)*
Livestock	71	86,500	0.02
Lumber	1	3,806	0.00 *
Metals	90	(478,272)	(0.09)
Softs	426	(19,130)	(0.00)*

Total futures contracts sold		(5,700,050)	(1.04)

Unrealized Appreciation on Open Forward Contracts
Metals	276	2,996,261	0.55

Total unrealized appreciation on open forward contracts		2,996,261	0.55

Unrealized Depreciation on Open Forward Contracts
Metals	138	(816,692)	(0.15)

Total unrealized depreciation on open forward contracts		(816,692)	(0.15)

Total fair value		$9,115,925	1.67%

* Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(17,779,700)	$121,322,866	$67,378,983
Change in net unrealized gains (losses) on open contracts	(7,253,764)	2,525,164	(3,420,940)

Gain (loss) from trading, net	(25,033,464)	123,848,030	63,958,043
Interest income	409,649	5,909,704	14,456,282

Total income (loss)	(24,623,815)	129,757,734	78,414,325

Expenses:
Clearing fees	341,844	478,086	861,888
Professional fees	55,604	35,866	33,468

Total expenses	397,448	513,952	895,356

Net income (loss)	$(25,021,263)	$129,243,782	$77,518,969

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(95.69)	$453.53	$276.81

Weighted average units outstanding	282,761.8879	291,655.3789	262,984.3411

See accompanying notes to financial statements.

CMF Winton Master L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$272,883,158
Net income (loss)	77,518,969
Sale of 123,458.3915 Redeemable Units of Limited Partnership Interest	172,636,530
Redemption of 35,253.7082 Redeemable Units of Limited Partnership Interest	(51,537,242)
Distribution of interest income to feeder funds	(14,456,282)

Partners’ Capital at December 31, 2007	457,045,133
Net income (loss)	129,243,782
Sale of 85,029.5477 Redeemable Units of Limited Partnership Interest	154,723,207
Redemption of 101,798.8498 Redeemable Units of Limited Partnership Interest	(187,350,875)
Distribution of interest income to feeder funds	(5,909,704)

Partners’ Capital at December 31, 2008	547,751,543
Net income (loss)	(25,021,263)
Sale of 144,987.2822 Redeemable Units of Limited Partnership Interest	282,055,852
Redemption of 117,441.5362 Redeemable Units of Limited Partnership Interest	(229,968,170)
Distribution of interest income to feeder funds	(409,649)

Partners’ Capital at December 31, 2009	$574,408,313

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,588.26

2008:	$2,021.26

2009:	$1,924.06

See accompanying notes to financial statements.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (formerly, Smith Barney Diversified Futures Fund L.P.) (“Diversified”) and Orion Futures Fund L.P. (formerly, Citigroup Orion Futures Fund L.P.) (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward positions with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward positions with a fair value of $802,609. On December 1, 2004, Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On July 1, 2005, Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 3,711.7321 Redeemable Units with cash equal to $4,909,537. On June 1, 2006 Legion Strategies LLC (“Winton Legion”) allocated a portion of its capital to the Master and purchased 2,355.4605 Redeemable Units with cash equal to $3,000,000. On February 1, 2007 Abingdon Futures Fund L.P. (formerly, Citigroup Abingdon Futures Fund L.P.) (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (formerly, Citigroup Orion Futures Fund (Cayman) Ltd.) (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,446.6172 Redeemable Units with a fair value of $1,850,255, which includes interest income of $7,907. On December 31, 2007, Winton Legion redeemed its entire investment in the Master. This amounted to 2,182.2006 Redeemable Units with a fair value of $3,474,547, which includes interest income of $8,634. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the “Advisor”)

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

using the Diversified Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Tactical Diversified, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman (each a “Feeder,” collectively the “Funds”) with approximately 1.7%, 51.1%, 0.8%, 17.2%, 3.2%, 21.4%, 4.0%, and 0.6% investments in the Master at December 31, 2009, respectively. Diversified, Orion, Winton Feeder, Tactical Diversified, Institutional Portfolio, Abingdon, and Global Futures had approximately 2.6%, 37.9%, 4.1%, 27.4%, 2.7%, 21.7%, and 3.6% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024: or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$144,283	$144,283	$—	$—
Forwards	1,698,400	1,698,400	—	—
Options owned	17,723	17,723	—	—

Total Assets	1,860,406	1,860,406	—	—

Liabilities
Options written	40,733	40,733	—	—

Total Liabilities	40,733	40,733	—	—

Total fair value	$1,819,673	$1,819,673	$—	$—

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$6,936,356	$6,936,356	$—	$—
Forwards	2,179,569	2,179,569	—	—

Total Assets	9,115,925	9,115,925	—	—

Total fair value	$9,115,925	$9,115,925	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current period presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements was $38,915,256 and $26,405,684, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, metal forward and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 15,248.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

	December 31,		December 31,
	2009		2009

Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$410,679	Metals	$2,433,189

Energy	128,203	Total unrealized appreciation on open
Grains	629,534	forward contracts	$2,433,189

Indices	3,222,389	Liabilities
Interest Rates U.S.	639,524	Forward Contracts
Interest Rates Non-U.S.	1,473,596	Metals	$(734,789)

Livestock	53,810	Total unrealized depreciation on open
Metals	771,738	forward contracts	$(734,789)

Softs	598,000	Net unrealized appreciation on open

		forward contracts	$1,698,400	**

Total unrealized appreciation on open futures contracts	$7,927,473

Liabilities		Assets
Futures Contracts		Options Owned
Currencies	$(2,470,714)	Indices	$17,723

Energy	(516,987)	Total options owned	$17,723	***

Grains	(361,398)
Indices	(349,439)
Interest Rates U.S.	(969,559)	Liabilities
Interest Rates Non-U.S.	(1,620,668)	Options Written
Livestock	(71,810)	Indices	$(40,733)

Metals	(1,188,985)	Total options written	$(40,733	)****

Softs	(233,630)

Total unrealized depreciation on open futures contracts	$(7,783,190)

Net unrealized appreciation on open futures contracts	$144,283 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from Trading

Currencies	$(3,376,768)
Energy	(8,697,471)
Grains	1,313,879
Indices	(11,148,536)
Interest Rates U.S.	(3,881,924)
Interest Rates Non-U.S.	(1,931,326)
Livestock	1,189,446
Softs	(1,068,956)
Lumber	(4,378)
Metals	2,572,570

Total	$(25,033,464	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(97.03)	$433.13	$220.96
Interest income	1.51	20.53	55.98
Expenses**	(0.17)	(0.13)	(0.13)

Increase (decrease) for the year	(95.69)	453.53	276.81
Distribution of interest income to feeder funds	(1.51)	(20.53)	(55.98)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	2,021.26	1,588.26	1,367.43

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,924.06	$2,021.26	$1,588.26

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

	2009		2008	2007
Ratios to average net assets:
Net investment income (loss)***	0.0	%****	1.0%	3.7%

Operating expenses	0.1%		0.1%	0.2%

Total return	(4.7)%		28.6%	20.2%

***	Interest income less total expenses.
****	Due to rounding.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in

CMF Winton Master L.P.
Notes to Financial Statements
December 31, 2009

ASC 460, Guarantees (formerly, FAS No. 45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$4,223,995	$7,348,002	$(31,808,843)	$(4,728,813)
Net income (loss)	$4,195,801	$7,339,274	$(31,818,295)	$(4,738,043)
Increase (decrease) in Net Asset Value per Redeemable Unit	$16.77	$26.25	$(120.99)	$(17.72)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$64,847,978	$(37,683,528)	$38,151,732	$63,963,466
Net income (loss)	$64,838,710	$(37,692,795)	$38,142,296	$63,955,571
Increase (decrease) in Net Asset Value per Redeemable Unit	$241.14	$(136.12)	$129.68	$218.83

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$153,765,196	$214,551,266
Cash margin (Note 3c)	15,503,558	9,073,580
Net unrealized appreciation on open futures contracts	406,652	1,162,793
Net unrealized appreciation on open forward contracts	1,562,793	—

Total assets	$171,238,199	$224,787,639

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$279,957
Accrued expenses:
Professional fees	25,939	16,740

Total liabilities	25,939	296,697

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 104,371.4673 and 146,784.8652 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	171,212,260	224,490,942

Total liabilities and partners’ capital	$171,238,199	$224,787,639

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2	$360	0.00%*
Energy	449	242,192	0.14
Grains	286	34,342	0.02
Indices	1,065	633,603	0.37
Interest Rates U.S.	233	(94,262)	(0.06)
Interest Rates Non-U.S.	1,523	(996,822)	(0.58)
Livestock	74	20,482	0.01
Metals	78	(100,473)	(0.06)
Softs	589	556,321	0.33

Total futures contracts purchased		295,743	0.17

Futures Contracts Sold
Currencies	69	11,480	0.01
Energy	308	(40,301)	(0.02)
Grains	275	57,491	0.03
Indices	7	6,437	0.00 *
Interest Rates U.S.	50	(406)	(0.00)*
Interest Rates Non-U.S.	451	57,808	0.03
Metals	10	18,400	0.01

Total futures contracts sold		110,909	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$550,199,867	7,739,782	4.52
Metals	429	2,324,147	1.36

Total unrealized appreciation on open forward contracts		10,063,929	5.88

Unrealized Depreciation on Open Forward Contracts
Currencies	$551,949,465	(7,486,471)	(4.37)
Metals	285	(1,014,665)	(0.59)

Total unrealized depreciation on open forward contracts		(8,501,136)	(4.96)

Total fair value		$1,969,445	1.15%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	14	$1,840	0.00%*
Energy	96	325,615	0.15
Grains	52	13,370	0.01
Indices	5	(19,645)	(0.01)
Interest Rates Non-U.S.	1,235	947,609	0.42
Interest Rates U.S.	564	507,653	0.23
Metals	52	33,132	0.01
Softs	13	3,251	0.00 *

Total futures contracts purchased		1,812,825	0.81

Futures Contracts Sold
Currencies	14	8,038	0.00 *
Energy	159	(266,237)	(0.12)
Grains	53	(207,227)	(0.09)
Indices	87	(86,831)	(0.04)
Interest Rates Non-U.S.	17	(9,163)	(0.00)*
Livestock	11	25,220	0.01
Metals	16	(35,970)	(0.02)
Softs	99	(77,862)	(0.03)

Total futures contracts sold		(650,032)	(0.29)

Unrealized Appreciation on Open Forward Contracts
Currencies	$87,112,212	2,398,640	1.07
Metals	59	297,268	0.13

Total unrealized appreciation on open forward contracts		2,695,908	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,429,816	(2,764,819)	(1.23)
Metals	96	(211,046)	(0.10)

Total unrealized depreciation on open forward contracts		(2,975,865)	(1.33)

Total fair value		$882,836	0.39%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$11,381,456	$61,878,532	$37,612,230
Change in net unrealized gains (losses) on open contracts	1,086,609	1,251,182	(7,303,599)

Gain (loss) from trading, net	12,468,065	63,129,714	30,308,631
Interest income	125,256	2,202,621	7,463,020

Total income (loss)	12,593,321	65,332,335	37,771,651

Expenses:
Clearing fees	614,452	940,378	857,460
Professional fees	46,648	30,056	29,466

Total expenses	661,100	970,434	886,926

Net income (loss)	11,932,221	$64,361,901	$36,884,725

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$112.10	$396.07	$187.22

Weighted average units outstanding	118,814.5765	167,979.9211	208,730.7408

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$226,673,516
Net income (loss)	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)

Partners’ Capital at December 31, 2007	213,594,387
Net income (loss)	64,361,901
Sale of 3,998.1810 Redeemable Units of Limited Partnership Interest	5,096,496
Redemption of 43,548.1379 Redeemable Units of Limited Partnership Interest	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	224,490,942
Net income (loss)	11,932,221
Sale of 7,455.9216 Redeemable Units of Limited Partnership Interest	11,912,177
Redemption of 49,869.3195 Redeemable Units of Limited Partnership Interest	(76,997,824)
Distribution of interest income to feeder funds	(125,256)

Partners’ Capital at December 31, 2009	$171,212,260

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,146.29

2008:	$1,529.39

2009:	$1,640.41

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, livestock, metals, softs, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On April 1, 2006 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Smith Barney Global Markets Futures Fund (“Global Markets”), Diversified Multi-Advisor Futures Fund L.P. (formerly Smith Barney Diversified Futures Fund L.P.) (“Diversified I”) and Diversified Multi-Advisor Futures Fund L.P. II (formerly Smith Barney Diversified Futures Fund L.P. II) (“Diversified II”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Redeemable Units with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Redeemable Units with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Redeemable Units with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Redeemable Units with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,592.0784 Redeemable Units with cash equal to $4,801,938. On June 1, 2006, Fairfield Futures Fund L.P. II (formerly Citigroup Fairfield Futures Fund L.P. II) (“Fairfield II”) allocated substantially all of its capital and Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Redeemable Units with cash equal to $75,688,021. Tactical Diversified purchased 101,486.0491 Redeemable Units with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Redeemable Units with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Redeemable Units with a fair value of $1,799,772, which includes interest income of $4,415. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”), using the K4D — 12.5 program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified (each a “Feeder”, collectively the “Funds”) with approximately 13.2%, 5.4%, 4.6%, 25.7% and 51.1% investments in the Master at December 31, 2009, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified had approximately 12.6%, 5.0%, 4.7%, 27.1% and 50.6% investments in the Master at December 31, 2008, respectively.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	86,222	86,222	—	—

Total assets	1,249,015	1,249,015	—	—

Liabilities
Forwards	$366,179	$—	$366,179	$—

Total liabilities	366,179	—	366,179	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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
December 31, 2009

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $15,503,558 and $9,073,580, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 6,966. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $944,178,446.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

December 31, 2009

Assets
Futures Contracts
Currencies	$29,498
Energy	357,695
Grains	223,296
Indices	871,966
Interest Rates U.S.	10,273
Interest Rates Non-U.S.	169,828
Livestock	20,482
Metals	93,687
Softs	810,673

Total unrealized appreciation on open futures contracts	$2,587,398

Liabilities
Futures Contracts
Currencies	$(17,658)
Energy	(155,804)
Grains	(131,463)
Indices	(231,926)
Interest Rates U.S.	(104,941)
Interest Rates Non-U.S.	(1,108,842)
Metals	(175,760)
Softs	(254,352)

Total unrealized depreciation on open futures contracts	$(2,180,746)

Net unrealized appreciation on open futures contracts	$406,652 *

Assets
Forward Contracts
Currencies	$7,739,782
Metals	2,324,147

Total unrealized appreciation on open forward contracts	$10,063,929

Liabilities
Forward Contracts
Currencies	$(7,486,471)
Metals	(1,014,665)

Total unrealized depreciation on open forward contracts	$(8,501,136)

Net unrealized appreciation on open forward contracts	$1,562,793 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$3,111,674
Energy	(3,297,102)
Grains	(1,460,464)
Indices	15,480,005
Interest Rates U.S.	(3,698,764)
Interest Rates Non-U.S.	(2,767,757)
Livestock	21,968
Softs	1,832,133
Metals	3,246,372

Total	$12,468,065 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$111.45	$383.27	$150.83
Interest income	1.08	12.97	36.54
Expenses**	(0.43)	(0.17)	(0.15)

Increase (decrease) for the period	112.10	396.07	187.22
Distribution of interest income to feeder funds	(1.08)	(12.97)	(36.54)
Net Asset Value per Redeemable Unit, beginning of year	1,529.39	1,146.29	995.61

Net Asset Value per Redeemable Unit, end of year	$1,640.41	$1,529.39	$1,146.29

Ratios to Average Net Assets:
Net investment income (loss)***	(0.3)%	0.6%	3.0%

Operating expenses	0.4%	0.4%	0.4%

Total return	7.3%	34.6%	18.8%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,522,383	$14,250,196	$(2,335,820)	$(1,457,890)
Net income (loss)	$1,502,514	$14,240,193	$(2,344,541)	$(1,465,945)
Increase (decrease) in Net Asset Value per Redeemable Unit	$13.91	$135.03	$(21.43)	$(15.41)

	For the period	For the period	For the period	For the period
	from October 1,	from July 1, 2008	from April 1,	from January 1,
	2008 to December 31,	September 30,	2008 to June 30,	2008 to March 31,
	2008	2008	2008	2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,035,718	$(8,466,890)	$18,680,824	$20,142,305
Net income (loss)	$34,029,127	$(8,473,481)	$18,672,387	$20,133,868
Increase (decrease) in Net Asset Value per Redeemable Unit	$224.58	$(52.04)	$112.99	$110.54

To the Limited Partners of
CMF SandRidge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF SandRidge Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF SandRidge Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF SandRidge Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF SandRidge Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF SandRidge Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF SandRidge Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF SandRidge Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$691,877,329	$530,398,527
Cash margin (Note 3c)	22,651,198	29,705,022
Options owned, at fair value (cost $1,392,000 and $3,510,375 at December 31, 2009 and 2008, respectively)	1,092,800	4,987,535

Total assets	$715,621,327	$565,091,084

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$29,412,753	$110,973,333
Options written, at fair value (premium $994,000 and $3,103,510 at December 31, 2009 and 2008, respectively)	1,249,600	4,282,963
Accrued expenses:
Professional fees	49,481	116,342

Total liabilities	30,711,834	115,372,638

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 311,109.5773 and 247,850.0335 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	684,909,493	449,718,446

Total liabilities and partners’ capital	$715,621,327	$565,091,084

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap Apr. 10 — Dec. 14	33,801	$(11,509,797)	(1.68)%
NYMEX Henry Hub Natural Gas Swap Mar. 10 — Dec. 14	14,452	(7,309,750)	(1.07)
NYMEX Henry Hub Natural Gas May 10 — May 11	4,825	(5,954,147)	(0.87)
NYMEX Henry Hub Penultimate Mar. 10	524	495,220	0.07

Total futures and exchange cleared swap contracts purchased		(24,278,474)	(3.55)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Mar. 10 — March 11	22,040	(6,466,193)	(0.94)
NYMEX Henry Hub Natural Gas Swap May 10 — Dec. 13	10,108	5,801,850	0.84
NYMEX Henry Hub Natural Gas Mar. 10 — Sept. 10	6,621	(4,469,936)	(0.65)

Total futures and exchange cleared swap contracts sold		(5,134,279)	(0.75)

Options Owned
Puts
Energy	240	1,092,800	0.16

Total options owned		1,092,800	0.16

Options Written
Calls
Energy	240	(1,249,600)	(0.18)

Total options written		(1,249,600)	(0.18)

Total fair value		$(29,569,553)	(4.32)%

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
ICE Henry Hub Natural Gas Swap April 09 — Dec. 14	30,555	$(72,012,250)	(16.01)%
NYMEX Natural Gas Swap Oct. 09 — Dec. 14	10,464	(43,628,900)	(9.70)
NYMEX Natural Gas Aug. 09 — Oct. 10	6,052	(113,269,862)	(25.19)

Total futures and exchange cleared swap contracts purchased		(228,911,012)	(50.90)

Futures and Exchange Cleared Swap Contracts Sold
Energy
ICE Henry Hub Natural Gas Swap Feb. 09 — Oct. 10	25,108	34,592,590	7.69
NYMEX Henry Hub Natural Gas Feb. 09 — Dec. 12	10,624	42,565,560	9.46
NYMEX Natural Gas Feb. 09 — Sep. 09	6,572	40,779,529	9.07

Total futures and exchange cleared swap contracts sold		117,937,679	26.22

Options Owned
Puts
Energy	730	4,987,535	1.11

Total options owned		4,987,535	1.11

Options Written
Calls
Energy	15	(4,380)	(0.00)*
Puts
Energy	1,675	(4,278,583)	(0.95)

Total options written		(4,282,963)	(0.95)

Total fair value		$(110,268,761)	(24.52)%

*	Due to rounding

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$18,484,633	$209,086,188	$40,099,593
Change in net unrealized gains (losses) on open contracts	80,708,073	(109,479,479)	634,796

Gain (loss) from trading, net	99,192,706	99,606,709	40,734,389
Interest Income	388,904	4,119,717	9,737,038

Total income (loss)	99,581,610	103,726,426	50,471,427

Expenses:
Clearing fees	623,298	390,792	677,706
Professional fees	210,642	269,306	261,470

Total expenses	833,940	660,098	939,176

Net income (loss)	$98,747,670	$103,066,328	$49,532,251

Net income (loss) per Redeemable Unit of Limited Partnership interest (Notes 1 and 6)	$388.51	$468.42	$242.28

Weighted average units outstanding	275,661.9324	241,781.3550	212,935.2422

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$215,065,486
Net income (loss)	49,532,251
Sale of 69,725.8292 Redeemable Units of Limited Partnership Interest	89,474,602
Redemption of 24,714.6195 Redeemable Units of Limited Partnership Interest	(31,803,576)
Distribution of interest income to feeder funds	(9,737,038)

Partners’ Capital at December 31, 2007	312,531,725
Net income (loss)	103,066,328
Sale of 80,081.4747 Redeemable Units of Limited Partnership Interest	141,534,374
Redemption of 61,402.1561 Redeemable Units of Limited Partnership Interest	(103,294,264)
Distribution of interest income to feeder funds	(4,119,717)

Partners’ Capital at December 31, 2008	449,718,446
Net income (loss)	98,747,670
Sale of 127,771.5856 Redeemable Units of Limited Partnership Interest	270,602,300
Redemption of 64,512.0418 Redeemable Units of Limited Partnership Interest	(133,770,019)
Distribution of interest income to feeder funds	(388,904)

Partners’ Capital at December 31, 2009	$684,909,493

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,363.75

2008:	$1,814.48

2009:	$2,201.51

See accompanying notes to financial statements.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF SandRidge Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may trade commodity futures and option contracts of any kind but intends initially to trade solely energy and energy related products. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On December 1, 2005 (commencement of trading operations), Bristol Energy Fund L.P., (formerly Smith Barney Bristol Energy Fund L.P.) (“Bristol”) allocated substantially all of its capital to the Master. Bristol purchased 14,461.8400 Redeemable Units with cash equal to $14,477,858 and a contribution of open commodity futures and options positions with a fair value of $(16,018). On May 1, 2006, two separate private investors (“Private Investor I” and “Private Investor II”) each allocated substantially all of their capital to the Master. Private Investor I purchased 23,073.5521 Redeemable Units with cash equal to $28,000,000 and Private Investor II purchased 4,944.3326 Redeemable Units with cash equal to $6,000,000. On October 1, 2006, CMF SandRidge Feeder (Cayman) Ltd. (“SandRidge Feeder”) and Energy Advisors Portfolio L.P., (formerly Citigroup Energy Advisors Portfolio L.P.) (“Energy Advisors”) each allocated substantially all of their capital to the Master. SandRidge Feeder purchased 22,075.2638 Redeemable Units with cash equal to $25,000,000. Energy Advisors purchased 2,092.7350 Redeemable Units with cash equal to $2,370,000. On April 1, 2007, Diversified 2000 Futures Fund L.P., (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”) purchased 7,659.0734 Redeemable Units with cash equal to $9,635,703. On March 1, 2009, Tactical Diversified Futures Fund L.P., (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified), purchased 14,408.1177 Redeemable Units with cash equal to $27,000,000. On June 1, 2009, Diversified Multi-Advisor Futures Fund L.P., (“Diversified”), (formerly Smith Barney Diversified Futures Fund L.P.) and Diversified Multi-Advisors Futures Fund L.P. II, (“Diversified II”), (formerly Smith Barney Diversified Futures Fund L.P. II) each allocated a portion of their capital to the Master. Diversified purchased 1,370.9885 Redeemable Units with cash equal to $2,818,836. Diversified II purchased 2,086.0213 Redeemable Units with cash equal to 4,288,986. The Master was formed to permit commodity pools managed now and in the future by SandRidge Capital, L.P. (the “Advisor”) using the Energy Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors are Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors, Diversified 2000, Tactical Diversified, Diversified and Diversified II (each a “Feeder,” collectively the “Funds”) with approximately 70.1%, 4.2%, 0.7%, 9.0%, 1.3%, 2.0%, 11.7%, 0.4% and 0.6% investments in the Master at December 31, 2009, respectively. Bristol, Private Investor I, Private Investor II, SandRidge Feeder, Energy Advisors and Diversified 2000 had approximately 75.3%, 5.2%, 0.9%, 13.7%, 2.1% and 2.8% investments in the Master at December 31, 2008, respectively.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosure (formerly, FAS No. 157-4. “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments for which market quotations are not available and which are priced by broker-dealer who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Sets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$1,092,800	$1,092,800	$—	$—

Total assets	$1,092,800	$1,092,800	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$29,412,753	$29,412,753	$—	$—
Options written	1,249,600	1,249,600	—	—

Total liabilities	30,662,353	30,662,353	—	—

Total fair value	$(29,569,553)	$(29,569,553)	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$4,987,535	$4,987,535	$—	$—

Total assets	$4,987,535	$4,987,535	$—	$—

Liabilities
Futures and Exchange Cleared Swaps	$110,973,333	$110,973,333	$—	$—
Options written	4,282,963	4,282,963	—	—

Total liabilities	115,256,296	115,256,296	—	—

Total fair value	$(110,268,761)	$(110,268,761)	$—	$—

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Master may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

f.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

g.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current year presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements were $22,651,198 and $29,705,022, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, exchange cleared swap and option contracts traded for the year ended December 31, 2009, based on a quarterly calculation was 68,224.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital.

The following table indicates the fair values of derivative instruments of futures, exchange cleared swap and option contracts as separate assets and liabilities for the year ended December 31, 2009.

	December 31, 2009		December 31, 2009

Assets		Assets
Futures and Exchange Cleared Swap Contracts		Options Owned
Energy	$37,079,802	Energy	$1,092,800

Total unrealized appreciation on open futures and exchange cleared swap contracts	$37,079,802	Options owned	$1,092,800	**

Liabilities		Liabilities
Futures and Exchange Cleared Swap Contracts		Options Written
Energy	$(66,492,555)	Energy	$(1,249,600)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(66,492,555)	Options written	$(1,249,600	)***

Net unrealized depreciation on open futures contracts	$(29,412,753)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

**	This amount is in “Options owned at fair value” on the Statements of Financial Condition.

***	This amount is in “Options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$99,192,706

Total	$99,192,706	****

****	This amount is in “Gain(loss) from trading, net ” on the Statements of Income and Expenses.

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Masters in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end day of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$387.81	$451.86	$197.11
Interest income	1.48	17.69	46.35
Expenses**	(0.78)	(1.13)	(1.18)

Increase (decrease) for the year	388.51	468.42	242.28
Distribution of interest income to feeder funds	(1.48)	(17.69)	(46.35)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,814.48	1,363.75	1,167.82

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$2,201.51	$1,814.48	$1,363.75

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.1)%	0.9%	3.3%

Operating expenses	0.1%	0.2%	0.3%

Total return	21.3%	34.3%	20.8%

***	Interest income less total expenses.

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

CMF SandRidge Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The Advisor will concentrate the Master’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Master’s account to greater volatility than if a more diversified portfolio of contracts.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for SandRidge Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(7,776,936)	$34,084,889	$31,810,672	$40,839,687
Net income (loss)	$(7,833,376)	$34,047,914	$31,760,955	$40,772,177
Increase (decrease) in Net Asset Value per Redeemable Unit	$(21.17)	$125.50	$122.39	$161.79

	For the period from	For the period from	For the period from	For the period from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$10,020,345	$(31,305,268)	$66,997,344	$57,623,213
Net income (loss)	$9,955,370	$(31,370,244)	$66,929,871	$57,551,331
Increase (decrease) in Net Asset Value per Redeemable Unit	$39.67	$(131.21)	$297.96	$262.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $50,422,263 were earned by CGM for the year ended December 31, 2009. Management fees and incentive fees of $16,494,222 and $6,244,781, respectively, were earned by the Advisors for the year ended December 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 7,513.5294 Redeemable Units (1.2%) of Limited Partnership Interest as of December 31, 2009.
          Principles of the General Partner who own Redeemable Units. None.
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG LLP (“KPMG”) in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
    Deloitte    $236,500
     PwC        $378,100
     KPMG    $85,400
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:
     2009    $42,100
     2008    $70,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
     Statements of Financial Condition at December 31, 2009 and 2008.
     Condensed Schedules of Investments at December 31, 2009 and 2008
     Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.
     Notes to Financial Statements.
(2) Exhibits:
3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the current report to Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).
3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).
(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).
10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).
(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management L.P. for 2009 (dated June 9, 2009 and filed herein).
10.4	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).
(a)	Letter from the General Partner extending Management Agreement with Willowbridge Associates Inc. for 2009 (dated June 9, 2009 and filed herein).
10.5	Management Agreement among the Partnership, the General Partner and Drury Capital, Inc. (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).
(a)	Letter from the General Partner extending Management Agreement with Drury Capital, Inc. for 2009 (dated June 9, 2009 and filed herein).
10.6	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).
(a)	Letter from the General Partner extending Management Agreement with John W. Henry & Company, Inc. for 2009 (dated June 9, 2009 and filed herein).
10.7	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2009 (dated June 9, 2009 and filed herein).
10.8	Management Agreement among the Partnership, the General Partner and Capital Fund Management S.A. (filed as Exhibit 10.3 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).
10.9	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited for 2009 (dated June 9, 2009 and filed herein).
10.10	Management Agreement among the Partnership, the General Partner and AAA Capital Management Advisors, Ltd. (filed as Exhibit 33 to the quarterly report on Form 10-Q filed on May 12, 2006 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with AAA Capital Management Advisors, Ltd. for 2009 (dated June 9, 2009 and filed herein).
10.11	Management Agreement among the Partnership, the General Partner and SandRidge Capital LP (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 15, 2009 and incorporated herein by reference).
(a)	Letter from the General Partner extending Management Agreement with SandRidge Capital LP for 2009 (dated June 9, 2009 and filed herein).
10.12	Agency Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC dated as of November 11, 2009 and effective July 31, 2009 (filed as exhibit 10.12 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

16.1	(a) Letter Regarding Change of Certifying Accountant (filed as Exhibit 16 to the current report 8-K filed on July 24, 2009 and incorporated herein by reference).

(b) Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to current report 8-K filed on July 1, 2008 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 — Section 1350 Certification (Certification of President and Director)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman

Jerry Pascucci	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte

Raymond Nolte
Director Ceres Managed Futures LLC

     Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.