Form 10-Q
period 2010-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-05-17
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of April 30, 2010, 655,833.2026 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21–25

Item 4.	Controls and Procedures	26

PART II - Other Information		27–30
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:

Investment in Partnerships, at fair value	$764,845,981	$769,374,582
Equity in trading account:
Cash	30,483,719	34,398,435
Cash margin	2,991,240	2,260,585
Net unrealized appreciation on open futures contracts	1,660,280	389,833

	799,981,220	806,423,435
Interest receivable	2,589	412

Total assets	$799,983,809	$806,423,847

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,666,592	$3,696,108
Management fees	1,284,041	1,295,876
Incentive fees	—	643,364
Other	484,343	402,528
Redemptions payable	7,637,222	10,846,689

Total liabilities	13,072,198	16,884,565

Partners’ Capital:
General Partner, 7,513.5294 Unit equivalents outstanding at March 31, 2010 and December 31, 2009	8,939,597	9,111,732
Limited Partners, 653,868.5548 and 643,539.8299 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	777,972,014	780,427,550

Total partners’ capital	786,911,611	789,539,282

Total liabilities and partners’ capital	$799,983,809	$806,423,847

Net Asset Value per Unit	$1,189.80	$1,212.71

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	102	$196,036	0.03%
Indices	52	120,740	0.01
Interest Rates — U.S.	143	(2,269)	(0.00	)*
Interest Rates Non — U.S.	223	4,971	0.00	*
Metals	13	(3,310)	(0.00	)*
Softs	68	98,570	0.01

Total futures contracts purchased		414,738	0.05

Futures Contracts Sold
Currencies	237	141,138	0.02
Energy	30	39,600	0.00	*
Grains	200	312,987	0.04
Interest Rates — U.S.	34	(10,625)	(0.00	)*
Softs	224	762,442	0.10

Total futures contracts sold		1,245,542	0.16

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		104,522,973	13.28
CMF Willowbridge Argo Master Fund L.P.		63,842,343	8.11
CMF Aspect Master Fund L.P.		102,069,030	12.97
CMF Capital Fund Management Master Fund L.P.		147,837,888	18.79
CMF Winton Master L.P.		122,561,138	15.58
CMF Graham Capital Master Fund L.P.		98,847,313	12.56
CMF SandRidge Master Fund L.P.		125,165,296	15.91

Total investment in Partnerships		764,845,981	97.20

Total fair value		$766,506,261	97.41%

*	Due to rounding.
See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	25	$(58,174)	(0.01)%
Grains	100	(20,637)	(0.00	)*
Indices	50	95,922	0.01
Interest Rates Non — U.S.	144	(78,253)	(0.01)
Softs	204	409,718	0.05

Total futures contracts purchased		348,576	0.04

Futures Contracts Sold
Currencies	116	75,606	0.01
Energy	23	(86,875)	(0.01)
Grains	50	(26,538)	(0.00	)*
Interest Rates — U.S.	51	16,469	0.00	*
Interest Rates Non — U.S.	20	(28,875)	(0.00	)*
Softs	176	91,470	0.01

Total futures contracts sold		41,257	0.01

Investment in Partnerships
CMF Drury Capital Master Fund L.P.		102,802,718	13.02
CMF Willowbridge Argo Master Fund L.P.		71,165,944	9.01
CMF Aspect Master Fund L.P.		99,623,421	12.62
CMF Capital Fund Management Master Fund L.P.		148,578,532	18.82
CMF Winton Master L.P.		98,783,450	12.51
AAA Master Fund LLC		80,949,560	10.25
CMF Graham Capital Master Fund L.P.		87,454,721	11.08
CMF SandRidge Master Fund L.P.		80,016,236	10.14

Total investment in Partnerships		769,374,582	97.45

Total fair value		$769,764,415	97.50%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(2,678,901)	$(695,006)
Net realized gains (losses) on investment in Partnerships	(3,461,156)	24,415,179
Change in net unrealized gains (losses) on open contracts	1,270,447	(1,222,249)
Change in net unrealized gains (losses) on investment in Partnerships	5,268,920	(21,489,654)

Gain (loss) from trading, net	399,310	1,008,270
Interest income	4,142	6,369
Interest income from investment in Partnerships	90,484	197,186

Total income (loss)	493,936	1,211,825

Expenses:
Brokerage fees including clearing fees	11,510,886	14,476,365
Management fees	3,783,871	4,714,933
Incentive fees	—	2,401,283
Other	246,738	371,589

Total expenses	15,541,495	21,964,170

Net income (loss)	(15,047,559)	(20,752,345)
Additions — Limited Partners	35,779,000	—
Redemptions — Limited Partners	(23,359,112)	(117,825,661)

Net increase (decrease) in Partners’ Capital	(2,627,671)	(138,578,006)
Partners’ Capital, beginning of period	789,539,282	1,017,470,854

Partners’ Capital, end of period	$786,911,611	$878,892,848

Net Asset Value per Unit (661,382.0842 and 696,484.9005 Units outstanding at March 31, 2010 and 2009, respectively)	$1,189.80	$1,261.90

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(22.91)	$(28.56)

Weighted average units outstanding	665,243.4737	762,097.2228

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
1.	General:
Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk.
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of March 31, 2010, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA Capital Management Advisors, Ltd. (“AAA”) was terminated as of January 31, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2.	Financial Highlights:
Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$(16.99)	$(18.99)
Interest income	0.14	0.27
Expenses **	(6.06)	(9.84)

Increase (decrease) for the period	(22.91)	(28.56)
Net Asset Value per Redeemable Unit, beginning of period	1,212.71	1,290.46

Net Asset Value per Redeemable Unit, end of period	$1,189.80	$1,261.90

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.1)%	(8.2)%

Operating expenses	8.1%	8.3%
Incentive fees	—%	0.3%

Total expenses	8.1%	8.6%

Total return:
Total return before incentive fees	(1.9)%	(1.9)%
Incentive fees	—%	(0.3)%

Total return after incentive fees	(1.9)%	(2.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009, based on a monthly calculation, were 1,291 and 685, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures Contracts
Currencies	$269,400
Energy	235,636
Grains	312,988
Indices	122,364
Interest Rates - U.S.	8,700
Interest Rates Non - U.S.	121,662
Softs	877,732

Total unrealized appreciation on open futures contracts	$1,948,482

Liabilities
Futures Contracts
Currencies	$(128,263)
Indices	(1,624)
Interest Rates - U.S.	(21,594)
Interest Rates Non - U.S.	(116,691)
Metals	(3,310)
Softs	(16,720)

Total unrealized depreciation on open futures contracts	$(288,202)

Net unrealized appreciation on open futures contracts	$1,660,280 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

December 31, 2009
Assets
Futures Contracts
Currencies	$86,594
Grains	28,112
Indices	95,922
Interest Rates — U.S.	16,469
Softs	503,618

Total unrealized appreciation on open futures contracts	$730,715

Liabilities
Futures Contracts
Currencies	$(10,987)
Energy	(145,049)
Grains	(75,287)
Interest Rates Non — U.S.	(107,129)
Softs	(2,430)

Total unrealized depreciation on open futures contracts	$(340,882)

Net unrealized appreciation on open futures contracts	$389,833 **

**	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Currencies	$452,840		$(865,678)
Energy	(545,048)		82,285
Grains	17,275		(183,681)
Indices	(73,736)		(32,467)
Interest Rates U.S.	(189,962)		(372,851)
Interest Rates Non-U.S.	71,165		(136,275)
Metals	(1,664,160)		(205,425)
Softs	523,172		(203,163)

Total	$(1,408,454	)***	$(1,917,255	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
4.	Fair Value Measurements:
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,660,280	$1,660,280	$—	$—
Investment in Partnerships	764,845,981	—	764,845,981	—

Total fair value	$766,506,261	$1,660,280	$764,845,981	$—

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
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
On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash equal to $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process.
On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed now or in the future by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.
On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward contracts with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.
On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,205 and a contribution of open futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.
On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,021 and a contribution of open futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership, are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company organized under the limited liability company laws of the State of New York. The Partnership purchased 13,956.1190 units of AAA Master with cash equal to $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on January 31, 2010 for cash equal to $40,267,084.
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
On July 1, 2006, the assets allocated to Avant for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 17,941.7382 Redeemable Units of Avant Master with cash equal to $20,000,000. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on January 31, 2009 for cash equal to $14,145,443.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.
Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s and SandRidge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
At March 31, 2010, the Partnership owned approximately 88.2% of Drury Master, 26.8% of Willowbridge Master, 61.0% of Aspect Master, 77.1% of CFM Master, 17.8% of Winton Master, 57.0% of Graham Master and 17.4% of SandRidge Master. At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$118,534,161	$10,274	$118,523,887
Willowbridge Master	237,884,635	27,915	237,856,720
Aspect Master	167,272,848	8,692	167,264,156
CFM Master	191,718,419	12,563	191,705,856
Winton Master	689,968,977	64,924	689,904,053
Graham Master	173,539,499	8,576	173,530,923
SandRidge Master	812,657,930	92,357,617	720,300,313

Total	$2,391,576,469	$92,490,561	$2,299,085,908

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$115,272,360	$28,828	$115,243,532
Willowbridge Master	231,147,799	42,482	231,105,317
Aspect Master	166,072,281	934,223	165,138,058
CFM Master	194,696,778	28,140	194,668,638
Winton Master	574,479,690	71,377	574,408,313
AAA Master	1,632,583,054	403,387,862	1,229,195,192
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$3,801,111,488	$435,230,685	$3,365,880,803

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(265,746)	$(251,495)	$(305,297)
Willowbridge Master	(20,526,632)	(20,493,570)	(20,594,231)
Aspect Master	6,886,287	6,906,384	6,838,397
CFM Master	3,154,756	3,178,139	2,552,422
Winton Master	32,303,622	32,394,397	32,207,188
AAA Master	(32,837,037)	(32,736,795)	(33,857,471)
Graham Master	(3,943,186)	(3,922,768)	(4,042,502)
SandRidge Master	(15,233,208)	(15,144,757)	(15,494,452)

Total	$(30,461,144)	$(30,070,465)	$(32,695,946)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

	For the three months ended March 31, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(1,903,591)	$(1,875,071)	$(1,919,710)
Willowbridge Master	(35,779,806)	(35,715,563)	(35,781,885)
Aspect Master	(2,779,450)	(2,729,548)	(2,778,949)
CFM Master	13,166,558	13,213,489	12,388,405
Winton Master	(4,795,908)	(4,660,946)	(4,738,043)
AAA Master	91,396,361	91,603,947	90,736,483
Graham Master	(1,378,459)	(1,333,695)	(1,465,945)
Avant Master	608,496	616,187	587,679
SandRidge Master	40,908,518	41,014,849	40,772,177

Total	$99,442,719	$100,133,649	$97,800,212

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2010		For the three months ended March 31, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.28%	$104,522,973	$(207,597)	$33,727	$13,672	$(254,996)	Commodity Portfolio	Monthly
Willowbridge Master	8.11%	63,842,343	(5,993,852)	23,144	5,507	(6,022,503)	Commodity Portfolio	Monthly
Aspect Master	12.97%	102,069,030	4,228,773	31,519	9,773	4,187,481	Commodity Portfolio	Monthly
CFM Master	18.79%	147,837,888	2,488,564	466,122	14,131	2,008,311	Commodity Portfolio	Monthly
Winton Master	15.58%	122,561,138	5,875,152	30,804	3,121	5,841,227	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	12.56%	98,847,313	(1,604,650)	56,696	9,217	(1,670,563)	Commodity Portfolio	Monthly
SandRidge Master	15.91%	125,165,296	(2,753,160)	46,860	12,507	(2,812,527)	Energy Portfolio	Monthly

Total		$764,845,981	$1,898,248	$699,475	$69,947	$1,128,826

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

	December 31, 2009		For the three months ended March 31, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.02%	$102,802,718	$(1,716,398)	$33,303	$8,084	$(1,757,785)	Commodity Portfolio	Monthly
Willowbridge Master	9.01%	71,165,944	(14,417,144)	23,211	3,524	(14,443,879)	Commodity Portfolio	Monthly
Aspect Master	12.62%	99,623,421	(1,535,732)	26,699	6,476	(1,568,907)	Commodity Portfolio	Monthly
CFM Master	18.82%	148,578,532	11,065,583	678,713	8,663	10,378,207	Commodity Portfolio	Monthly
Winton Master	12.51%	98,783,450	(950,626)	17,227	2,384	(970,237)	Commodity Portfolio	Monthly
AAA Master	10.25%	80,949,560	9,506,201	71,646	18,417	9,416,138	Energy Portfolio	Monthly
Graham Master	11.08%	87,454,721	(552,222)	65,095	4,241	(621,558)	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Portfolio	Monthly
SandRidge Master	10.14%	80,016,236	1,476,434	4,789	1,224	1,470,421	Energy Portfolio	Monthly

Total		$769,374,582	$3,122,711	$923,658	$54,267	$2,144,786

6.	Financial Instrument Risks:
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
As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees as described in ASC 460, Guarantees.
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
7. Critical Accounting Policies:
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
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2010, Partnership capital decreased 0.3% from $789,539,282 to $786,911,611. This decrease was attributable to the net loss from operations of $15,047,559, coupled with the redemptions of 19,927.2241 Redeemable Units resulting in an outflow of $23,359,112, which was offset by the addition of 30,255.9490 Redeemable Units totaling $35,779,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Options. The Funds may purchase and write (sell) both exchange listed and over the counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the first quarter of 2010, the Partnership’s Net Asset Value per Redeemable Unit decreased 1.9% from $1,212.71 to $1,189.80 as compared to a decrease of 2.2% in the same period of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $399,310. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, metals, softs and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2009 of $1,008,270. Gains were primarily attributable to the Partnership/Funds’ trading in energy, non-U.S. interest rates, livestock and indices and were partially offset by losses in currencies, grains, U.S. interest rates, lumber, metals and softs.
Risk assets moved higher during the first quarter of 2010 as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in several major price trends in the fixed income and currency markets. The Partnership realized small gains as profits from trading fixed income and currencies offset losses in energy, grains, metals and agricultural softs.
Gains were earned in trading fixed income as bond prices rose on higher economic uncertainty faced by some of the weaker Euro-zone nations. As a result, the European Central Bank elected to keep its benchmark rate at a record low, and was expected to maintain that rate for the foreseeable future. The rally continued following a report showing an unexpected drop in German business confidence. Profits were also realized in currencies as the Greek situation and stagnation in the European economic recovery put pressure on the Euro and commodity centric currencies and emerging market currencies rose.
Metals contributed losses as they remained volatile, declining steeply at first, and then rallying later in the quarter, while in the energy sector, gains from natural gas were offset by losses in the oil complex. In grains, losses were seen as gains in wheat and corn were offset by losses in the soybean complex. In agricultural softs, a sharp reversal from multi-year highs in the sugar market contributed to losses.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased $108,929 as compared to the corresponding period in 2009. The decrease is due to lower U.S. Treasury bill rates for the three months ended March 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased $2,965,479 as compared to the corresponding period in 2009. The decrease in brokerage fees is due to a decrease in average net assets for the three months ended March 31, 2010, as compared to the corresponding period in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased $931,062 as compared to the corresponding period in 2009. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2010 as compared to the corresponding period in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2010. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $2,401,283. The Advisors will not be paid incentive fees until the Advisors recover the net loss incurred and earn additional new trading profits for the Partnership.
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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash flow. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.
The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of JWH, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. JWH directly trades a managed account in the Partnership’s name. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by each Fund separately.
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $786,911,611.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$12,037,945	1.53%
Energy	13,747,292	1.75%
Grains	3,149,694	0.40%
Interest Rates U.S.	2,824,412	0.36%
Interest Rates Non-U.S.	12,725,965	1.62%
Livestock	325,719	0.04%
Lumber	671	0.00%
Metals	6,338,395	0.80%
Softs	2,985,387	0.38%
Indices	31,031,361	3.94%

Total	$85,166,841	10.82%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$549,600	0.07%	$811,000	$78,525	$637,200
Energy	452,500	0.06%	522,000	36,500	411,167
Grains	220,000	0.03%	393,750	68,750	275,417
Interest Rates U.S.	70,120	0.01%	290,100	44,370	189,573
Interest Rates Non -U.S.	453,188	0.05%	527,096	102,218	419,162
Metals	65,000	0.01%	504,850	39,984	145,651
Softs	477,280	0.06%	575,600	260,400	410,460
Indices	166,204	0.02%	204,731	48,781	103,081

Total	$2,453,892	0.31%

*	Average of month-end Values at Risk
As of March 31, 2010, Drury Master’s total capitalization was $118,523,887. The Partnership owned approximately 88.2% of Drury Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Drury Master was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,915,327	1.62%	$2,116,320	$1,706,188	$1,849,395
Energy	1,039,100	0.88%	1,166,388	717,110	963,712
Grains	1,421,400	1.20%	1,650,750	757,950	1,543,017
Interest Rates U.S.	749,600	0.63%	968,300	559,912	701,967
Interest Rates Non-U.S.	1,858,690	1.57%	2,261,935	1,657,132	1,901,010
Metals	3,265,806	2.75%	3,265,806	941,749	1,926,338
Softs	666,687	0.56%	1,393,499	664,743	1,045,203
Indices	5,756,842	4.86%	5,756,842	4,010,685	4,901,252

Total	$16,673,452	14.07%

*	Average of month-end Values at Risk

As of March 31, 2010, Willowbridge Master’s total capitalization was $237,856,720. The Partnership owned approximately 26.8% of Willowbridge Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,168,528	2.17%	$6,227,731	$2,291,926	$4,786,821
Energy	2,192,400	0.92%	6,325,000	460,750	2,380,383
Grains	893,200	0.38%	3,437,500	413,000	1,279,900
Interest Rates U.S.	565,152	0.24%	2,037,750	243,600	709,517
Interest Rates Non-U.S.	4,024,446	1.69%	4,385,440	2,279,842	3,557,413
Livestock	162,400	0.06%	171,200	149,600	155,467
Metals	1,421,000	0.60%	4,488,748	710,500	2,176,916
Softs	2,415,700	1.02%	2,832,500	953,700	2,106,300

Total	$16,842,826	7.08%

*	Average of month-end Values at Risk
As of March 31, 2010, Aspect Master’s total capitalization was $167,264,156. The Partnership owned approximately 61.0% of Aspect Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,161,249	1.89%	$3,993,826	$1,960,264	$2,868,182
Energy	1,577,200	0.94%	1,932,150	529,750	1,277,733
Grains	505,304	0.30%	579,333	208,547	432,061
Interest Rates U.S.	603,310	0.36%	1,256,880	528,140	950,327
Interest Rates Non-U.S.	4,969,938	2.97%	5,830,603	4,037,634	5,138,318
Livestock	159,950	0.10%	159,950	28,117	82,676
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	1,362,038	0.82%	2,724,717	539,569	1,362,597
Softs	751,510	0.45%	1,666,569	751,510	1,117,083
Indices	3,770,422	2.25%	3,927,374	910,844	2,707,391

Total	$16,862,021	10.08%

*	Average of month-end Values at Risk

**	Due to rounding

As of March 31, 2010, CFM Master’s total capitalization was $191,705,856. The Partnership owned approximately 77.1% of CFM Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in CFM Master was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,953,870	1.01%	$6,402,680	$987,747	$2,914,014
Energy	990,506	0.52%	1,353,298	173,521	735,705
Grains	456,739	0.24%	540,480	230,269	382,761
Interest Rates U.S.	1,273,750	0.66%	3,432,750	100,070	2,136,833
Interest Rates Non -U.S.	4,115,552	2.15%	6,320,972	372,348	3,374,357
Livestock	38,300	0.02%	80,700	10,850	33,700
Metals	265,976	0.14%	666,320	74,677	368,013
Softs	359,836	0.19%	359,836	136,204	226,301
Indices	16,803,702	8.77%	16,803,702	1,510,898	9,169,536

Total	$26,258,231	13.70%

*	Average of month-end Values at Risk

As of March 31, 2010, Winton Master’s total capitalization was $689,904,053. The Partnership owned approximately 17.8% of Winton Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,083,159	1.32%	$11,936,668	$3,127,432	$7,270,193
Energy	3,489,813	0.51%	3,635,199	345,625	1,630,460
Grains	1,666,349	0.24%	1,818,433	932,177	1,325,446
Interest Rates U.S.	1,570,837	0.23%	4,717,680	743,921	2,559,622
Interest Rates Non-U.S.	6,662,281	0.97%	7,909,258	3,487,657	6,479,959
Livestock	194,150	0.03%	201,990	158,080	187,287
Metals	7,625,124	1.11%	7,950,442	4,864,229	6,436,353
Softs	1,621,394	0.24%	2,071,953	538,916	952,937
Indices	22,020,780	3.19%	22,020,780	10,790,520	17,652,813

Total	$53,933,887	7.84%

*	Average of month-end Values at Risk
As of March 31, 2010, Graham Master’s total capitalization was $173,530,923. The Partnership owned approximately 57.0% of Graham Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,908,731	3.40%	$6,008,186	$1,372,618	$3,215,427
Energy	1,646,017	0.95%	1,646,017	236,269	977,806
Grains	842,890	0.49%	964,687	449,250	716,901
Interest Rates U.S.	548,097	0.32%	1,192,375	68,806	657,819
Interest Rates Non-U.S.	3,802,830	2.19%	4,305,447	757,824	2,799,663
Livestock	97,600	0.06%	106,400	60,000	89,067
Metals	1,201,963	0.69%	1,504,876	494,357	912,735
Softs	436,174	0.25%	1,144,148	436,174	700,338
Indices	11,617,981	6.69%	11,617,981	1,646,140	5,650,039

Total	$26,102,283	15.04%

*	Average of month-end Values at Risk
As of March 31, 2010, SandRidge Master’s total capitalization was $720,300,313. The Partnership owned approximately 17.4% of SandRidge Master. As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$48,891,388	6.79%	$48,891,388	$19,153,412	$33,329,382

Totals	$48,891,388	6.79%

*	Average of month-end Values at Risk

Item 4.   Controls and Procedures.
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended March 31, 2010, there were additional sales of 30,255.9490 Redeemable Units totaling $35,779,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	5,986.9283	$1,167.81	N/A	N/A
February 1, 2010 – February 28, 2010	7,521.3830	$1,160.73	N/A	N/A
March 1, 2010 – March 31, 2010	6,418.9128	$1,189.80	N/A	N/A
	19,927.2241	$1,172.22

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information. None.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2009 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2009 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton for 2009 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.3 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2009 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.11(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.12	Agency Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC dated as of November 11, 2009 and effective July 31, 2009 (filed as exhibit 10.12 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
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
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 17, 2010