Form 10-K/A
period 2009-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-06-07
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

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
As of February 28, 2010, 650,344.5868 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

[None]

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report for Tactical Diversified Futures Fund L.P. filed on Form 10-K for the year ended December 31, 2009, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Report”). This Amendment No. 1 amends Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include disclosure that was inadvertently omitted from the Original Report. This Amendment No. 1 does not alter any part of the content of the Original Report, except for the changes and additional information provided herein. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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
     Graham Capital Management, L.P.
     Graham trades its K4D program on behalf of Graham Master. As of December 31, 2009, the K4D program consisted of the Global Diversified Program and the K4 Program. The Global Diversified Program employs a systematic strategy that utilizes multiple computerized trading models and offers broad diversification across various global markets. The K4 Program employs a systematic strategy that utilizes a mathematical model to identify certain price patterns that indicate a high probability that a significant directional move will occur.
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
     Graham’s trading systems are systematic and rely primarily on technical rather than fundamental information as the basis for their trading decisions. Graham’s systems are based on the expectation that they can over time successfully anticipate market events using quantitative mathematical models to determine their trading activities, as opposed to attempting properly to forecast price trends using subjective analysis of supply and demand.
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
     The net trading gain (or loss) realized from each of the Funds is included on page F-25 under “Item 8. Financial Statements and Supplementary Data.”
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of June 2010.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis President and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Shelley Deavitt Ullman

Walter Davis	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Michael P. McGrath

Jennifer Magro	Michael P. McGrath
Chief Financial Officer, Secretary and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte

Raymond Nolte
Director Ceres Managed Futures LLC

     Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.