Form 10-Q
period 2010-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-08-16
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50718
TACTICAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036

(Address of principal executive offices) (Zip Code)
(212) 296-1999

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
Yes       No X
As of July 31, 2010, 660,743.3092 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–27

Item 4.	Controls and Procedures	28

PART II - Other Information		29–32
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:

Investment in Funds, at fair value	$744,039,831	$769,374,582
Equity in trading account:
Cash	32,307,321	34,398,435
Cash margin	3,201,996	2,260,585
Net unrealized appreciation on open futures contracts	1,725,288	389,833

	781,274,436	806,423,435
Interest receivable	1,909	412

Total assets	$781,276,345	$806,423,847

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,580,850	$3,696,108
Management fees	1,253,652	1,295,876
Incentive fees	—	643,364
Other	263,342	402,528
Redemptions payable	7,182,416	10,846,689

Total liabilities	12,280,260	16,884,565

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at June 30, 2010 and December 31, 2009	8,622,151	9,111,732
Limited Partners, 662,605.6833 and 643,539.8299 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	760,373,934	780,427,550

Total partners’ capital	768,996,085	789,539,282

Total liabilities and partners’ capital	$781,276,345	$806,423,847

Net asset value per unit	$1,147.55	$1,212.71

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	96	$156,225	0.02%
Interest Rates — U.S.	296	627,494	0.08
Interest Rates Non — U.S.	196	375,143	0.05
Metals	126	309,890	0.04
Softs	227	262,600	0.04

Total futures contracts purchased		1,731,352	0.23

Futures Contracts Sold
Currencies	52	(165,100)	(0.02)
Energy	84	77,090	0.01
Grains	250	47,362	0.01
Indices	18	34,584	0.00 *

Total futures contracts sold		(6,064)	(0.00)*

Investment in Funds
CMF Drury Capital Master Fund L.P.		99,918,489	12.99
CMF Willowbridge Argo Master Fund L.P.		59,453,631	7.73
CMF Aspect Master Fund L.P.		101,397,811	13.19
CMF Capital Fund Management Master Fund L.P.		146,446,816	19.04
CMF Winton Master L.P.		124,624,098	16.21
CMF Graham Capital Master Fund L.P.		100,114,102	13.02
CMF SandRidge Master Fund L.P.		112,084,884	14.57

Total investment in Funds		744,039,831	96.75

Total fair value		$745,765,119	96.98%

*	Due to rounding.
See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Energy	25	$(58,174)	(0.01)%
Grains	100	(20,637)	(0.00	)*
Indices	50	95,922	0.01
Interest Rates Non — U.S.	144	(78,253)	(0.01)
Softs	204	409,718	0.05

Total futures contracts purchased		348,576	0.04

Futures Contracts Sold
Currencies	116	75,606	0.01
Energy	23	(86,875)	(0.01)
Grains	50	(26,538)	(0.00	)*
Interest Rates — U.S.	51	16,469	0.00	*
Interest Rates Non — U.S.	20	(28,875)	(0.00	)*
Softs	176	91,470	0.01

Total futures contracts sold		41,257	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		102,802,718	13.02
CMF Willowbridge Argo Master Fund L.P.		71,165,944	9.01
CMF Aspect Master Fund L.P.		99,623,421	12.62
CMF Capital Fund Management Master Fund L.P.		148,578,532	18.82
CMF Winton Master L.P.		98,783,450	12.51
AAA Master Fund LLC		80,949,560	10.25
CMF Graham Capital Master Fund L.P.		87,454,721	11.08
CMF SandRidge Master Fund L.P.		80,016,236	10.14

Total investment in Funds		769,374,582	97.45

Total fair value		$769,764,415	97.50%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$2,714,334	$(548,614)	$35,433	$(1,243,620)
Net realized gains (losses) on investment in Funds	(12,091,339)	53,401,980	(15,552,495)	77,817,159
Change in net unrealized gains (losses) on open contracts	65,008	296,106	1,335,455	(926,143)
Change in net unrealized gains (losses) on investment in Funds	(3,546,036)	(62,597,247)	1,722,884	(84,086,901)

Gain (loss) from trading, net	(12,858,033)	(9,447,775)	(12,458,723)	(8,439,505)
Interest income	8,759	5,540	12,901	11,909
Interest income from investment in Funds	187,980	155,885	278,464	353,071

Total income (loss)	(12,661,294)	(9,286,350)	(12,167,358)	(8,074,525)

Expenses:
Brokerage fees including clearing fees	11,860,792	12,534,485	23,371,678	27,010,850
Management fees	3,830,618	4,047,171	7,614,489	8,762,104
Incentive fees	—	236,401	—	2,637,684
Other	210,060	231,670	456,798	603,259

Total expenses	15,901,470	17,049,727	31,442,965	39,013,897

Net income (loss)	(28,562,764)	(26,336,077)	(43,610,323)	(47,088,422)
Additions — Limited Partners	31,543,000	—	67,322,000	—
Redemptions — Limited Partners	(20,895,762)	(61,554,718)	(44,254,874)	(179,380,379)

Net increase (decrease) in Partners’ Capital	(17,915,526)	(87,890,795)	(20,543,197)	(226,468,801)
Partners’ Capital, beginning of period	786,911,611	878,892,848	789,539,282	1,017,470,854

Partners’ Capital, end of period	$768,996,085	$791,002,053	$768,996,085	$791,002,053

Net asset value per unit (670,119.2127 and 646,603.6864 units outstanding at June 30, 2010 and 2009, respectively)	$1,147.55	$1,223.32	$1,147.55	$1,223.32

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(42.25)	$(38.58)	$(65.16)	$(67.14)

Weighted average units outstanding	672,746.1421	676,812.1148	668,994.8079	719,454.6688

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
1.	General:
Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.
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
As of June 30, 2010, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA Capital Management Advisors, Ltd. (“AAA”) was terminated as of January 31, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
2.	Financial Highlights:
Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(36.53)	$(32.17)	$(53.52)	$(51.16)
Interest income	0.29	0.24	0.43	0.51
Expenses **	(6.01)	(6.65)	(12.07)	(16.49)

Increase (decrease) for the period	(42.25)	(38.58)	(65.16)	(67.14)
Net asset value per Redeemable Unit, beginning of period	1,189.80	1,261.90	1,212.71	1,290.46

Net asset value per Redeemable Unit, end of period	$1,147.55	$1,223.32	$1,147.55	$1,223.32

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	2010	2009		2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.0)%	(8.0)%		(8.1)%	(8.1)%

Operating expenses	8.1%	8.1%		8.1%	8.2%
Incentive fees	—%	0.0	%*****	—%	0.3%

Total expenses	8.1%	8.1%		8.1%	8.5%

Total return:
Total return before incentive fees	(3.6)%	(3.0)%		(5.4)%	(4.9)%
Incentive fees	—%	(0.1)%		—%	(0.3)%

Total return after incentive fees	(3.6)%	(3.1)%		(5.4)%	(5.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009, based on a monthly calculation were 1,462 and 854, respectively. The average number of futures contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were 1,376 and 770, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$156,225
Energy	90,590
Grains	76,737
Indices	34,584
Interest Rates - U.S.	627,494
Interest Rates Non - U.S.	412,619
Metals	342,000
Softs	340,110

Total unrealized appreciation on open futures contracts	$2,080,359

Liabilities
Futures Contracts
Currencies	$(165,100)
Energy	(13,500)
Grains	(29,375)
Interest Rates Non - U.S.	(37,476)
Metals	(32,110)
Softs	(77,510)

Total unrealized depreciation on open futures contracts	$(355,071)

Net unrealized appreciation on open futures contracts	$1,725,288 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading		Gain (loss) from trading	Gain (loss) from trading
Currencies	$671,637	$(23,659)		$1,124,477	$(889,337)
Energy	(677,884)	71,818		(1,222,932)	154,103
Grains	(425,763)	10,902		(408,488)	(172,779)
Indices	(187,104)	178,374		(260,840)	145,907
Interest Rates U.S.	1,236,682	(178,966)		1,046,720	(551,817)
Interest Rates Non-U.S.	1,580,989	(270,317)		1,652,154	(406,592)
Metals	571,205	189,000		(1,092,955)	(14,163)
Softs	9,580	(229,660)		532,752	(435,085)

Total	$2,779,342 ***	$(252,508	)***	$1,370,888 ***	$(2,169,763	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,725,288	$1,725,288	$—	$—
Investment in Funds	744,039,831	—	744,039,831	—

Total fair value	$745,765,119	$1,725,288	$744,039,831	$—

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$389,833	$389,833	$—	$—
Investment in Funds	769,374,582	—	769,374,582	—

Total fair value	$769,764,415	$389,833	$769,374,582	$—

5.	Investment in Funds:
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
June 30, 2010
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.
Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s and SandRidge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
At June 30, 2010, the Partnership owned approximately 88.7% of Drury Master, 26.1% of Willowbridge Master, 62.7% of Aspect Master, 77.8% of CFM Master, 16.4% of Winton Master, 57.9% of Graham Master and 16.5% of SandRidge Master. At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$115,714,149	$3,054,347	$112,659,802
Willowbridge Master	227,833,325	18,921	227,814,404
Aspect Master	163,823,883	2,113,987	161,709,896
CFM Master	188,202,782	16,598	188,186,184
Winton Master	768,235,393	7,689,883	760,545,510
Graham Master	174,202,088	1,436,266	172,765,822
SandRidge Master	731,160,853	52,655,480	678,505,373

Total	$2,369,172,473	$66,985,482	$2,302,186,991

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$115,272,360	$28,828	$115,243,532
Willowbridge Master	231,147,799	42,482	231,105,317
Aspect Master	166,072,281	934,223	165,138,058
CFM Master	194,696,778	28,140	194,668,638
Winton Master	574,479,690	71,377	574,408,313
AAA Master	1,632,583,054	403,387,862	1,229,195,192
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$3,801,111,488	$435,230,685	$3,365,880,803

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(7,747,483)	$(7,717,583)	$(7,817,271)
Willowbridge Master	(13,357,029)	(13,290,137)	(13,408,093)
Aspect Master	993,585	1,034,870	927,531
CFM Master	1,622,704	1,671,547	832,589
Winton Master	22,166,459	22,374,065	22,152,876
Graham Master	957,704	1,000,751	821,669
SandRidge Master	(68,950,382)	(68,769,002)	(69,339,310)

Total	$(64,314,442)	$(63,695,489)	$(65,830,009)

	For the six months ended June 30, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(8,013,229)	$(7,969,078)	$(8,122,568)
Willowbridge Master	(33,883,661)	(33,783,707)	(34,002,324)
Aspect Master	7,879,872	7,941,254	7,765,928
CFM Master	4,777,460	4,849,686	3,385,011
Winton Master	54,470,081	54,768,462	54,360,064
AAA Master	(43,998,970)	(43,689,800)	(45,830,616)
Graham Master	(2,985,482)	(2,922,017)	(3,220,833)
SandRidge Master	(84,183,590)	(83,913,759)	(84,833,762)

Total	$(105,937,519)	$(104,718,959)	$(110,499,100)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

	For the three months ended June 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$313,548	$335,107	$295,073
Willowbridge Master	32,063,426	32,119,971	32,025,897
Aspect Master	(23,442,999)	(23,405,153)	(23,487,080)
CFM Master	(1,751,088)	(1,710,775)	(2,561,107)
Winton Master	(31,836,606)	(31,722,305)	(31,818,295)
AAA Master	12,126,968	12,322,200	11,401,249
Graham Master	(2,208,778)	(2,173,740)	(2,344,541)
SandRidge Master	31,866,755	31,975,987	31,760,955

Total	$17,131,226	$17,741,292	$15,272,151

	For the six months ended June 30, 2009
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(1,590,043)	$(1,539,964)	$(1,624,637)
Willowbridge Master	(3,716,380)	(3,595,592)	(3,755,988)
Aspect Master	(26,222,449)	(26,134,701)	(26,266,029)
CFM Master	11,415,470	11,502,714	9,827,298
Winton Master	(36,632,514)	(36,383,251)	(36,556,338)
AAA Master	103,523,329	103,926,147	102,137,732
Graham Master	(3,587,237)	(3,507,435)	(3,810,486)
SandRidge Master	72,775,273	72,990,836	72,533,132

Total	$115,965,449	$117,258,754	$112,484,684

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	12.99%	$99,918,489	$(6,833,026)	$42,929	$45,307	$(6,921,262)	Commodity Portfolio	Monthly
Willowbridge Master	7.73%	59,453,631	(3,530,756)	25,543	5,721	(3,562,020)	Commodity Portfolio	Monthly
Aspect Master	13.19%	101,397,811	626,376	34,153	32,365	559,858	Commodity Portfolio	Monthly
CFM Master	19.04%	146,446,816	1,257,590	621,362	28,602	607,626	Commodity Portfolio	Monthly
Winton Master	16.21%	124,624,098	3,765,135	31,244	5,980	3,727,911	Commodity Portfolio	Monthly
Graham Master	13.02%	100,114,102	551,027	70,381	32,461	448,185	Commodity Portfolio	Monthly
SandRidge Master	14.57%	112,084,884	(11,285,741)	80,326	15,090	(11,381,157)	Energy Portfolio	Monthly

Total		$744,039,831	$(15,449,395)	$905,938	$165,526	$(16,520,859)

	June 30, 2010		For the six months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	12.99%	$99,918,489	$(7,040,623)	$76,656	$58,979	$(7,176,258)	Commodity Portfolio	Monthly
Willowbridge Master	7.73%	59,453,631	(9,524,608)	48,687	11,228	(9,584,523)	Commodity Portfolio	Monthly
Aspect Master	13.19%	101,397,811	4,855,149	65,672	42,138	4,747,339	Commodity Portfolio	Monthly
CFM Master	19.04%	146,446,816	3,746,154	1,087,484	42,733	2,615,937	Commodity Portfolio	Monthly
Winton Master	16.21%	124,624,098	9,640,287	62,048	9,101	9,569,138	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.02%	100,114,102	(1,053,623)	127,077	41,678	(1,222,378)	Commodity Portfolio	Monthly
SandRidge Master	14.57%	112,084,884	(14,038,901)	127,186	27,597	(14,193,684)	Energy Portfolio	Monthly

Total		$744,039,831	$(13,551,147)	$1,605,413	$235,473	$(15,392,033)

	December 31, 2009		For the three months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.02%	$102,802,718	$295,732	$27,409	$9,113	$259,210	Commodity Portfolio	Monthly
Willowbridge Master	9.01%	71,165,944	11,409,801	28,964	4,332	11,376,505	Commodity Portfolio	Monthly
Aspect Master	12.62%	99,623,421	(14,226,749)	44,362	5,437	(14,276,548)	Commodity Portfolio	Monthly
CFM Master	18.82%	148,578,532	(1,464,614)	668,061	7,304	(2,139,979)	Commodity Portfolio	Monthly
Winton Master	12.51%	98,783,450	(6,984,193)	18,739	2,055	(7,004,987)	Commodity Portfolio	Monthly
AAA Master	10.25%	80,949,560	1,257,909	78,540	18,653	1,160,716	Energy Portfolio	Monthly
Graham Master	11.08%	87,454,721	(1,080,295)	81,377	4,381	(1,166,053)	Commodity Portfolio	Monthly
SandRidge Master	10.14%	80,016,236	1,753,027	9,093	2,735	1,741,199	Energy Portfolio	Monthly

Total		$769,374,582	$(9,039,382)	$956,545	$54,010	$(10,049,937)

	December 31, 2009		For the six months ended June 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.02%	$102,802,718	$(1,420,666)	$60,712	$17,197	$(1,498,575)	Commodity Portfolio	Monthly
Willowbridge Master	9.01%	71,165,944	(3,007,343)	52,175	7,856	(3,067,374)	Commodity Portfolio	Monthly
Aspect Master	12.62%	99,623,421	(15,762,482)	71,060	11,914	(15,845,456)	Commodity Portfolio	Monthly
CFM Master	18.82%	148,578,532	9,600,970	1,346,774	15,967	8,238,229	Commodity Portfolio	Monthly
Winton Master	12.51%	98,783,450	(7,934,818)	35,966	4,439	(7,975,223)	Commodity Portfolio	Monthly
AAA Master	10.25%	80,949,560	10,764,109	150,186	37,069	10,576,854	Energy Portfolio	Monthly
Graham Master	11.08%	87,454,721	(1,632,516)	146,473	8,622	(1,787,611)	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Portfolio	Monthly
SandRidge Master	10.14%	80,016,236	3,229,460	13,882	3,959	3,211,619	Energy Portfolio	Monthly

Total		$769,374,582	$(5,916,671)	$1,880,203	$108,277	$(7,905,151)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
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
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2010, Partnership capital decreased 2.6% from $789,539,282 to $768,996,085. This decrease was attributable to the net loss from operations of $43,610,323, coupled with the redemptions of 37,726.3950 Redeemable Units resulting in an outflow of $44,254,874, which was offset by the addition of 56,792.2484 Redeemable Units totaling $67,322,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the second quarter of 2010, the Partnership’s net asset value per Redeemable Unit decreased 3.6% from $1,189.80 to $1,147.55 as compared to a decrease of 3.1% in the same period of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $12,858,033. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $9,447,775. Losses were primarily attributable to the Partnership/Funds’ trading in energy, non-U.S. interest rates, metals, softs and lumber and were partially offset by gains in currencies, grains, U.S. interest rates, livestock and indices.
Equity markets sold off sharply during the second quarter of 2010 as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices, and base metals proved difficult for trading.
The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. In energy markets, losses were realized from trading natural gas and refined products primarily in the second half of the quarter. In natural gas, prices unexpectedly moved higher as higher temperatures in the U.S. increased demand for power-plant fuel for air conditioning. The mixed economic data and unexpected rises in petroleum supplies created a difficult trading condition in the petroleum complex. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. Losses were also recorded in the metals sector as prices of nickel, aluminum, copper, and zinc declined on news that an index of Chinese manufacturing slipped to a six-month low, spurring concern that demand for base metals might be slipping. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.
During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 5.4% from $1,212.71 to $1,147.55 as compared to a decrease of 5.2% in the same period of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $12,458,723. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2009 of $8,439,505. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, lumber, metals and softs and were partially offset by gains in energy, indices and livestock.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest for the three months ended June 30, 2010 increased by $35,314 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury Bill rates during the three months ended June 30, 2010, as compared to the corresponding period in 2009. Interest income for the six months ended June 30, 2010 decreased $73,615 as compared to the corresponding period in 2009. The decrease is due to lower average daily equity for the six months ended June 30, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 decreased $673,693 and $3,639,172, respectively as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to a decrease in average net assets for the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 decreased $216,553 and $1,147,615, respectively as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2010. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $236,401 and $2,637,684, respectively. The Advisors will not be paid incentive fees until the Advisors recover the net loss incurred and earn additional new trading profits for the Partnership.
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
Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.
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
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $768,996,085.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$11,161,730	1.45%
Energy	17,175,926	2.24%
Grains	2,690,044	0.35%
Interest Rates U.S.	5,683,095	0.74%
Interest Rates Non-U.S.	14,582,559	1.90%
Livestock	631,904	0.08%
Lumber	690	0.00%*
Metals	4,633,991	0.60%
Softs	2,233,964	0.29%
Indices	19,459,537	2.53%

Total	$78,253,440	10.18%

*	Due to rounding

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$332,000	0.04%	$704,400	$207,200	$411,067
Energy	298,250	0.04%	600,500	121,050	460,983
Grains	317,500	0.04%	373,750	30,000	267,708
Interest Rates U.S.	373,200	0.05%	373,200	40,182	317,050
Interest Rates Non -U.S.	400,688	0.05%	559,230	367,201	474,157
Metals	555,100	0.07%	646,100	314,900	560,517
Softs	252,500	0.04%	454,120	191,680	339,880
Indices	79,340	0.01%	167,247	58,793	134,125

Total	$2,608,578	0.34%

*	Average of month-end Values at Risk
As of June 30, 2010, Drury Master’s total capitalization was $112,659,802. The Partnership owned approximately 88.7% of Drury Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Drury Master was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,310,072	2.94%	$6,606,513	$3,310,072	$4,708,025
Energy	693,625	0.62%	1,216,600	602,650	885,038
Grains	1,142,702	1.01%	1,455,500	901,879	1,105,385
Interest Rates U.S.	956,350	0.85%	956,350	577,624	922,950
Interest Rates Non-U.S.	4,449,607	3.95%	4,484,733	1,735,268	3,142,050
Metals	1,473,932	1.31%	3,174,577	502,003	1,481,839
Softs	785,056	0.70%	1,169,926	616,248	880,053
Indices	9,593,287	8.51%	9,597,332	2,514,115	8,031,869

Total	$22,404,631	19.89%

*	Average of month-end Values at Risk

As of June 30, 2010, Willowbridge Master’s total capitalization was $227,814,404. The Partnership owned approximately 26.1% of Willowbridge Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Willowbridge Master was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,495,062	1.09%	$6,497,609	$1,103,305	$2,967,970
Energy	2,244,000	0.99%	6,515,750	552,500	2,919,283
Grains	1,320,000	0.58%	1,980,000	207,200	978,504
Interest Rates U.S.	1,531,200	0.67%	2,336,400	243,600	1,485,967
Interest Rates Non-U.S.	2,639,586	1.16%	4,039,511	1,527,075	2,533,596
Metals	3,762,264	1.65%	5,643,396	1,421,000	3,088,844
Softs	871,200	0.38%	2,415,700	198,000	756,667

Total	$14,863,312	6.52%

*	Average of month-end Values at Risk
As of June 30, 2010, Aspect Master’s total capitalization was $161,709,896. The Partnership owned approximately 62.7% of Aspect Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Aspect Master was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,674,826	1.66%	$5,892,020	$2,462,231	$3,676,359
Energy	894,500	0.55%	1,901,350	858,350	1,177,301
Grains	467,299	0.29%	565,286	221,853	397,437
Interest Rates U.S.	1,700,600	1.05%	1,700,600	316,542	1,302,600
Interest Rates Non-U.S.	4,114,413	2.54%	5,153,160	3,437,262	4,135,428
Livestock	34,863	0.02%	240,000	14,717	118,004
Lumber	1,100	0.00%**	1,100	1,100	1,100
Metals	934,991	0.58%	2,001,590	868,407	1,192,834
Softs	640,928	0.40%	937,486	494,690	773,339
Indices	8,781,583	5.43%	12,006,738	832,920	4,487,606

Total	$20,245,103	12.52%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2010, CFM Master’s total capitalization was $188,186,184. The Partnership owned approximately 77.8% of CFM Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in CFM Master was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,591,040	0.84%	$5,355,132	$415,800	$1,869,135
Energy	1,091,600	0.58%	2,166,109	216,388	1,327,637
Grains	296,539	0.16%	585,400	91,736	373,362
Interest Rates U.S.	1,316,700	0.70%	3,845,150	93,777	1,726,267
Interest Rates Non-U.S.	5,830,393	3.10%	5,830,393	465,433	4,692,630
Livestock	9,395	0.00%**	129,150	9,300	45,827
Metals	291,876	0.16%	681,597	110,437	282,748
Softs	236,312	0.13%	587,384	221,365	388,704
Indices	2,395,779	1.27%	6,992,668	2,395,779	4,230,452

Total	$13,059,634	6.94%

*	Average of month-end Values at Risk

**	Due to rounding

As of June 30, 2010, Winton Master’s total capitalization was $760,545,510. The Partnership owned approximately 16.4% of Winton Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Winton Master was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,606,499	1.53%	$13,595,019	$7,870,170	$12,385,655
Energy	1,728,733	0.23%	4,944,082	1,138,249	3,373,459
Grains	2,015,412	0.26%	2,377,300	1,218,656	1,793,890
Interest Rates U.S.	7,749,400	1.02%	8,348,750	766,861	6,493,933
Interest Rates Non-U.S.	9,117,905	1.20%	9,760,386	5,764,470	8,980,713
Livestock	231,150	0.03%	354,850	204,300	293,817
Metals	4,920,790	0.65%	8,963,451	4,612,794	6,778,301
Softs	1,030,897	0.13%	1,577,469	647,356	935,643
Indices	2,395,779	0.31%	21,927,977	2,395,779	8,835,502

Total	$40,796,565	5.36%

*	Average of month-end Values at Risk
As of June 30, 2010, Graham Master’s total capitalization was $172,765,822. The Partnership owned approximately 57.9% of Graham Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Graham Master was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,186,657	2.43%	$11,364,239	$3,592,799	$6,381,232
Energy	629,905	0.37%	1,660,132	241,249	813,781
Grains	276,712	0.16%	897,305	225,545	322,607
Interest Rates U.S.	1,209,670	0.70%	1,209,670	122,353	1,081,967
Interest Rates Non-U.S.	1,614,885	0.93%	3,842,629	1,339,777	2,025,529
Livestock	16,800	0.01%	98,400	800	28,800
Metals	1,251,009	0.72%	1,771,142	546,154	1,034,416
Softs	523,240	0.30%	595,242	234,092	378,950
Indices	5,368,005	3.11%	13,726,706	1,342,606	6,657,556

Total	$15,076,883	8.73%

*	Average of month-end Values at Risk
As of June 30, 2010, SandRidge Master’s total capitalization was $678,505,373. The Partnership owned approximately 16.5% of SandRidge Master. As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in SandRidge Master was as follows:
June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$82,535,778	12.16%	$82,978,848	$45,323,627	$67,357,103

Totals	$82,535,778	12.16%

*	Average of month-end Values at Risk

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.   Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended June 30, 2010, there were additional sales of 26,536.2994 Redeemable Units totaling $31,543,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	5,800.5228	$1,201.54	N/A	N/A
May 1, 2010 – May 31, 2010	5,739.7345	$1,174.93	N/A	N/A
June 1, 2010 – June 30, 2010	6,258.9136	$1,147.55	N/A	N/A
	17,799.1709	$1,173.97

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information. None.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2009 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2009 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton for 2009 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.3 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2009 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.11(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
32.1 — Section 1350 Certification (Certification of President and Director)
32.2 — Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	August 16, 2010