Form 10-Q
period 2010-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2010-11-12
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of October 31, 2010, 652,110.3090 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–27

Item 4.	Controls and Procedures	28

PART II - Other Information		29–32
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2010	2009

Assets:

Investment in Funds, at fair value	$724,288,825	$769,374,582
Equity in trading account:
Cash	32,581,734	34,398,435
Cash margin	4,532,524	2,260,585
Net unrealized appreciation on open futures contracts	4,167,765	389,833

	765,570,848	806,423,435
Interest receivable	2,828	412

Total assets	$765,573,676	$806,423,847

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,508,880	$3,696,108
Management fees	1,225,423	1,295,876
Incentive fees	—	643,364
Other	171,188	402,528
Redemptions payable	7,284,640	10,846,689

Total liabilities	12,190,131	16,884,565

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at September 30, 2010 and December 31, 2009	8,506,067	9,111,732
Limited Partners, 657,962.3858 and 643,539.8299 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	744,877,478	780,427,550

Total partners’ capital	753,383,545	789,539,282

Total liabilities and partners’ capital	$765,573,676	$806,423,847

Net asset value per unit	$1,132.10	$1,212.71

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	332	$761,981	0.10%
Energy	28	19,174	0.00	*
Grains	200	1,037,450	0.14
Indices	24	10,326	0.00	*
Interest Rates — U.S.	279	20,625	0.00	*
Interest Rates Non — U.S.	143	106,525	0.01
Metals	152	1,444,285	0.19
Softs	292	715,836	0.10

Total futures contracts purchased		4,116,202	0.54

Futures Contracts Sold
Energy	30	79,570	0.01
Indices	6	(28,007)	(0.00)	*

Total futures contracts sold		51,563	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		99,267,511	13.18
CMF Willowbridge Argo Master Fund L.P.		54,377,254	7.22
CMF Aspect Master Fund L.P.		107,021,014	14.20
CMF Capital Fund Management Master Fund L.P.		132,967,960	17.65
CMF Winton Master L.P.		126,423,906	16.78
CMF Graham Capital Master Fund L.P.		101,610,629	13.49
CMF SandRidge Master Fund L.P.		102,620,551	13.62

Total investment in Funds		724,288,825	96.14

Total fair value		$728,456,590	96.69%

*	Due to rounding.
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

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$2,368,099	$(3,867,920)	$2,403,532	$(5,111,540)
Net realized gains (losses) on investment in Funds	(18,008,775)	23,514,952	(33,561,270)	101,332,111
Change in net unrealized gains (losses) on open contracts	2,442,477	1,980,297	3,777,932	1,054,154
Change in net unrealized gains (losses) on investment in Funds	17,599,989	17,239,194	19,322,873	(66,847,707)

Gain (loss) from trading, net	4,401,790	38,866,523	(8,056,933)	30,427,018
Interest income	10,033	6,968	22,934	18,877
Interest income from investment in Funds	193,944	155,217	472,408	508,288

Total income (loss)	4,605,767	39,028,708	(7,561,591)	30,954,183

Expenses:
Brokerage fees including clearing fees	11,292,670	11,685,913	34,664,348	38,696,763
Management fees	3,651,290	3,855,472	11,265,779	12,617,576
Incentive fees	—	2,963,733	—	5,601,417
Other	126,383	56,158	583,181	659,417

Total expenses	15,070,343	18,561,276	46,513,308	57,575,173

Net income (loss)	(10,464,576)	20,467,432	(54,074,899)	(26,620,990)
Additions — Limited Partners	15,481,000	47,869	82,803,000	47,869
Redemptions — Limited Partners	(20,628,964)	(30,386,870)	(64,883,838)	(209,767,249)

Net increase (decrease) in Partners’ Capital	(15,612,540)	(9,871,569)	(36,155,737)	(236,340,370)
Partners’ Capital, beginning of period	768,996,085	791,002,053	789,539,282	1,017,470,854

Partners’ Capital, end of period	$753,383,545	$781,130,484	$753,383,545	$781,130,484

Net asset value per unit (665,475.9152 and 622,152.8424 units outstanding at September 30, 2010 and 2009, respectively)	$1,132.10	$1,255.53	$1,132.10	$1,255.53

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$(15.45)	$32.21	$(80.61)	$(34.93)

Weighted average units outstanding	673,625.7951	636,263.7066	670,538.4703	691,724.3480

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of September 30, 2010, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”) and SandRidge Capital L.P. (“SandRidge”), (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA Capital Management Advisors, Ltd. (“AAA”) was terminated as of January 31, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2.	Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(10.15)	$42.72	$(63.67)	$(8.44)
Interest income	0.30	0.26	0.73	0.77
Expenses **	(5.60)	(10.77)	(17.67)	(27.26)

Increase (decrease) for the period	(15.45)	32.21	(80.61)	(34.93)
Net asset value per unit, beginning of period	1,147.55	1,223.32	1,212.71	1,290.46

Net asset value per unit, end of period	$1,132.10	$1,255.53	$1,132.10	$1,255.53

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(7.8)%	(7.8)%	(8.0)%	(8.0)%

Operating expenses	7.9%	7.9%	8.1%	8.1%
Incentive fees	—%	0.4%	—%	0.6%

Total expenses	7.9%	8.3%	8.1%	8.7%

Total return:
Total return before incentive fees	(1.3)%	3.0%	(6.6)%	(2.0)%
Incentive fees	—%	(0.4)%	—%	(0.7)%

Total return after incentive fees	(1.3)%	2.6%	(6.6)%	(2.7)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009, based on a monthly calculation were 1,467 and 1,279, respectively. The average number of futures contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 1,406 and 939, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures Contracts
Currencies	$799,887
Energy	98,944
Grains	1,037,450
Indices	15,820
Interest Rates — U.S.	59,531
Interest Rates Non — U.S.	160,383
Metals	1,444,285
Softs	742,212

Total unrealized appreciation on open futures contracts	$4,358,512

Liabilities
Futures Contracts
Currencies	$(37,906)
Energy	(200)
Indices	(33,501)
Interest Rates — U.S.	(38,906)
Interest Rates Non — U.S.	(53,858)
Softs	(26,376)

Total unrealized depreciation on open futures contracts	$(190,747)

Net unrealized appreciation on open futures contracts	$4,167,765 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	Gain (loss) from	Gain (loss) from	Gain (loss) from	Gain (loss) from
Sector	trading	trading	trading	trading
Currencies	$1,610,327	$114,369	$2,734,804	$(774,968)
Energy	(1,098,182)	(1,610,086)	(2,321,114)	(1,455,983)
Grains	1,082,276	(66,190)	673,788	(238,969)
Indices	(206,939)	(3,275)	(467,779)	142,632
Interest Rates - U.S.	983,281	(490,235)	2,030,001	(1,042,052)
Interest Rates Non - U.S.	551,927	(240,846)	2,204,081	(647,438)
Metals	736,965	398,555	(355,990)	(36,530)
Softs	1,150,921	10,085	1,683,673	(4,078)

Total	$4,810,576	$(1,887,623)	$6,181,464	$(4,057,386)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$4,167,765	$4,167,765	$—	$—
Investment in Funds	724,288,825	—	724,288,825	—

Total fair value	$728,456,590	$4,167,765	$724,288,825	$—

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
September 30, 2010
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.
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
At September 30, 2010, the Partnership owned approximately 89.7% of Drury Master, 25.0% of Willowbridge Master, 65.3% of Aspect Master, 77.7% of CFM Master, 15.8% of Winton Master, 58.2% of Graham Master and 17.2% of SandRidge Master. At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$111,196,452	$568,289	$110,628,163
Willowbridge Master	217,621,623	43,436	217,578,187
Aspect Master	163,825,778	44,212	163,781,566
CFM Master	171,081,061	39,775	171,041,286
Winton Master	799,636,374	116,941	799,519,433
Graham Master	174,561,728	46,918	174,514,810
SandRidge Master	659,157,522	63,882,566	595,274,956

Total	$2,297,080,538	$64,742,137	$2,232,338,401

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Drury Master	$115,272,360	$28,828	$115,243,532
Willowbridge Master	231,147,799	42,482	231,105,317
Aspect Master	166,072,281	934,223	165,138,058
CFM Master	194,696,778	28,140	194,668,638
Winton Master	574,479,690	71,377	574,408,313
AAA Master	1,632,583,054	403,387,862	1,229,195,192
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$3,801,111,488	$435,230,685	$3,365,880,803

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$3,181,938	$3,212,049	$3,121,881
Willowbridge Master	(2,263,514)	(2,194,399)	(2,291,718)
Aspect Master	11,582,903	11,626,710	11,568,821
CFM Master	(13,238,744)	(13,189,180)	(13,924,065)
Winton Master	26,050,805	26,290,442	26,114,191
Graham Master	5,920,237	5,966,084	5,826,322
SandRidge Master	(42,934,957)	(42,769,900)	(43,234,755)

Total	$(11,701,332)	$(11,058,194)	$(12,819,323)

	For the nine months ended September 30, 2010
	Gain (Loss) from	Total Income
	Trading, net	(Loss)	Net Income (Loss)
Drury Master	$(4,831,291)	$4,757,029	$(5,000,687)
Willowbridge Master	(36,147,175)	(35,978,106)	(36,294,042)
Aspect Master	19,462,775	19,567,964	19,334,749
CFM Master	(8,461,284)	(8,339,494)	(10,539,054)
Winton Master	80,520,886	81,058,904	80,474,255
AAA Master	(34,508,985)	(33,992,563)	(36,937,144)
Graham Master	2,934,755	3,044,067	2,605,489
SandRidge Master	(127,118,547)	(126,683,659)	(128,068,517)

Total	$(108,148,866)	$(96,565,858)	$(114,424,951)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is as shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.18%	$99,267,511	$2,903,985	$70,216	$10,261	$2,823,508	Commodity Portfolio	Monthly
Willowbridge Master	7.22%	54,377,254	(577,262)	18,618	6,275	(602,155)	Commodity Portfolio	Monthly
Aspect Master	14.20%	107,021,014	7,455,875	29,160	8,010	7,418,705	Commodity Portfolio	Monthly
CFM Master	17.65%	132,967,960	(10,258,039)	552,864	18,598	(10,829,501)	Commodity Portfolio	Monthly
Winton Master	16.78%	126,423,906	4,150,107	23,622	4,513	4,121,972	Commodity Portfolio	Monthly
Graham Master	13.49%	101,610,629	3,455,764	74,078	7,068	3,374,618	Commodity Portfolio	Monthly
SandRidge Master	13.62%	102,620,551	(7,345,272)	61,281	18,157	(7,424,710)	Energy Portfolio	Monthly

Total		$724,288,825	$(214,842)	$829,839	$72,882	$(1,117,563)

	September 30, 2010		For the nine months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.18%	$99,267,511	$(4,136,638)	$146,872	$69,240	$(4,352,750)	Commodity Portfolio	Monthly
Willowbridge Master	7.22%	54,377,254	(10,101,870)	67,305	17,503	(10,186,678)	Commodity Portfolio	Monthly
Aspect Master	14.20%	107,021,014	12,311,024	94,832	50,148	12,166,044	Commodity Portfolio	Monthly
CFM Master	17.65%	132,967,960	(6,511,885)	1,640,348	61,331	(8,213,564)	Commodity Portfolio	Monthly
Winton Master	16.78%	126,423,906	13,790,394	85,670	13,614	13,691,110	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.49%	101,610,629	2,402,141	201,155	48,746	2,152,240	Commodity Portfolio	Monthly
SandRidge Master	13.62%	102,620,551	(21,384,173)	188,467	45,754	(21,618,394)	Energy Portfolio	Monthly

Total		$724,288,825	$(13,765,989)	$2,435,252	$308,355	$(16,509,596)

	December 31, 2009		For the three months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.02%	$102,802,718	$12,670,516	$41,259	$9,407	$12,619,850	Commodity Portfolio	Monthly
Willowbridge Master	9.01%	71,165,944	(6,817,147)	30,204	6,055	(6,853,406)	Commodity Portfolio	Monthly
Aspect Master	12.62%	99,623,421	5,585,594	47,444	5,279	5,532,871	Commodity Portfolio	Monthly
CFM Master	18.82%	148,578,532	15,089,867	361,197	7,425	14,721,245	Commodity Portfolio	Monthly
Winton Master	12.51%	98,783,450	1,168,076	18,702	1,650	1,147,724	Commodity Portfolio	Monthly
AAA Master	10.25%	80,949,560	4,328,120	81,740	13,398	4,232,982	Energy Portfolio	Monthly
Graham Master	11.08%	87,454,721	7,143,988	98,592	4,942	7,040,454	Commodity Portfolio	Monthly
SandRidge Master	10.14%	80,016,236	1,740,349	9,045	1,850	1,729,454	Energy Portfolio	Monthly

Total		$769,374,582	$40,909,363	$688,183	$50,006	$40,171,174

	December 31, 2009		For the nine months ended September 30, 2009
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	13.02%	$102,802,718	$11,249,850	$101,971	$26,604	$11,121,275	Commodity Portfolio	Monthly
Willowbridge Master	9.01%	71,165,944	(9,824,490)	82,379	13,911	(9,920,780)	Commodity Portfolio	Monthly
Aspect Master	12.62%	99,623,421	(10,176,888)	118,504	17,193	(10,312,585)	Commodity Portfolio	Monthly
CFM Master	18.82%	148,578,532	24,690,837	1,707,971	23,392	22,959,474	Commodity Portfolio	Monthly
Winton Master	12.51%	98,783,450	(6,766,742)	54,668	6,089	(6,827,499)	Commodity Portfolio	Monthly
AAA Master	10.25%	80,949,560	15,092,229	231,926	50,467	14,809,836	Energy Portfolio	Monthly
Graham Master	11.08%	87,454,721	5,511,472	245,065	13,564	5,252,843	Commodity Portfolio	Monthly
Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy Portfolio	Monthly
SandRidge Master	10.14%	80,016,236	4,969,809	22,927	5,809	4,941,073	Energy Portfolio	Monthly

Total		$769,374,582	$34,992,692	$2,568,386	$158,283	$32,266,023

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
7. Critical Accounting Policies:
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
8. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2010.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased 4.6% from $789,539,282 to $753,383,545. This decrease was attributable to the net loss from operations of $54,074,899, coupled with the redemptions of 56,143.3584 Redeemable Units resulting in an outflow of $64,883,838, which was offset by the addition of 70,565.9143 Redeemable Units totaling $82,803,000. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Results of Operations
During the third quarter of 2010, the Partnership’s net asset value per unit decreased 1.3% from $1,147.55 to $1,132.10 as compared to an increase of 2.6% in the same period of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $4,401,790. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, energy, grains and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $38,866,523. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S. and non-U.S. interest rates, livestock, metals, softs, lumber and indices and were partially offset by losses in energy and grains.
The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales was also disappointing. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Losses were accumulated for the quarter as unprofitable trading in energy, equity indices and currencies offset gains from trading in fixed income, softs and metals.
In energy markets, losses were concentrated in discretionary trading in natural gas as prices unexpectedly rallied against bearish fundamentals in July. Further losses were recorded in crude oil and its products as oil complex prices reacted sharply to shifts in global economic sentiment, creating difficult trading conditions for trend followers. Losses were also realized in indices markets as reports in July from the U.S. earnings in the second quarter were received favorably despite mixed macroeconomic data releases and weakened U.S. consumer confidence. In currencies, losses were recorded in July and August as the U.S. dollar reversed sharply during the two months. In July, the U.S. dollar unexpectedly depreciated against most major currencies. The trend reversed in August as the currency sector incurred losses in long positions in the Canadian dollar, Australian dollar and British pounds as growing fears about global growth spurred investors to seek the “safe haven” currencies of the U.S. dollar, Swiss franc and Japanese yen.
During the Partnership’s nine months ended September 30, 2010, the net asset value per unit decreased 6.6% from $1,212.71 to $1,132.10 as compared to a decrease of 2.7% in the same period of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2010 of $8,056,933. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2009 of $30,427,018. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, livestock, metals and indices and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates, lumber and softs.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s (or a Fund’s) assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest (or the Partnership’s allocable share thereof) earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended September 30, 2010 increased by $41,792 as compared to the corresponding period in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2010, as compared to the corresponding period in 2009. Interest income for the nine months ended September 30, 2010 decreased $31,823 as compared to the corresponding period in 2009. The decrease is due to lower average daily equity for the nine months ended September 30, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 decreased $393,243 and $4,032,415, respectively as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to a decrease in average net assets for the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased $204,182 and $1,351,797, respectively as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets for the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2010. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $2,963,733 and $5,601,417, respectively. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $753,383,545.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$21,981,520	2.91%
Energy	13,678,706	1.82%
Grains	2,906,498	0.39%
Interest Rates U.S.	7,104,659	0.94%
Interest Rates Non-U.S.	11,879,061	1.58%
Livestock	898,511	0.12%
Metals	7,039,706	0.93%
Softs	3,625,256	0.48%
Indices	17,787,307	2.36%

Total	$86,901,224	11.53%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$941,600	0.12%	$941,600	$332,000	$781,673
Energy	194,960	0.03%	530,500	135,730	359,887
Grains	310,000	0.04%	545,000	13,875	401,250
Interest Rates U.S.	356,700	0.05%	411,200	299,400	389,033
Interest Rates Non -U.S.	452,962	0.06%	509,183	226,818	395,583
Metals	685,100	0.09%	685,100	106,275	435,067
Softs	499,200	0.07%	503,600	176,000	366,000
Indices	93,887	0.01%	164,693	80,588	113,195

Total	$3,534,409	0.47%

*	Average of month-end Values at Risk
As of September 30, 2010, Drury Master’s total capitalization was $110,628,163. The Partnership owned approximately 89.7% of Drury Master. As of September 30, 2010, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,066,856	4.58%	$6,643,389	$1,699,038	$3,381,473
Energy	1,312,020	1.19%	2,550,600	634,893	1,401,082
Grains	790,060	0.71%	1,502,215	534,516	1,052,253
Interest Rates U.S.	1,262,150	1.14%	1,494,200	96,903	704,978
Interest Rates Non-U.S.	4,068,015	3.68%	3,761,422	1,089,172	2,207,261
Metals	2,722,662	2.46%	3,475,587	842,023	2,328,903
Softs	1,126,585	1.02%	1,305,960	442,173	802,681
Indices	6,029,924	5.45%	6,313,897	1,430,190	4,940,095

Total	$22,378,272	20.23%

*	Average of month-end Values at Risk

As of September 30, 2010, Willowbridge Master’s total capitalization was $217,578,187. The Partnership owned approximately 25.0% of Willowbridge Master. As of September 30, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$4,332,223	2.00%	$7,096,121	$940,854	$4,094,533
Energy	1,020,000	0.47%	6,539,400	480,000	2,750,750
Grains	1,304,750	0.60%	3,762,750	510,840	1,211,150
Interest Rates U.S.	1,555,500	0.71%	3,269,700	780,800	1,930,233
Interest Rates Non-U.S.	1,876,018	0.86%	5,489,653	640,428	2,375,204
Livestock	108,800	0.05%	108,800	44,800	99,900
Metals	3,379,005	1.55%	3,379,005	1,105,260	2,121,300
Softs	2,284,000	1.05%	3,388,150	799,500	1,454,633

Total	$15,860,296	7.29%

*	Average of month-end Values at Risk

As of September 30, 2010, Aspect Master’s total capitalization was $163,781,566. The Partnership owned approximately 65.3% of Aspect Master. As of September 30, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,413,832	5.14%	$8,413,832	$3,516,825	$6,546,295
Energy	1,685,100	1.03%	1,813,600	351,414	1,435,200
Grains	773,530	0.47%	802,355	150,472	458,059
Interest Rates U.S.	1,608,400	0.98%	2,333,350	1,483,850	1,827,650
Interest Rates Non-U.S.	4,208,419	2.57%	6,063,200	4,200,308	5,039,144
Livestock	73,197	0.04%	104,077	29,000	82,111
Metals	2,091,112	1.28%	2,091,112	679,784	1,327,742
Softs	1,605,397	0.98%	1,719,693	649,288	1,117,384
Indices	2,409,262	1.47%	2,409,262	830,124	1,417,220

Total	$22,868,249	13.96%

*	Average of month-end Values at Risk

As of September 30, 2010, CFM Master’s total capitalization was $171,041,286. The Partnership owned approximately 77.7% of CFM Master. As of September 30, 2010, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:
September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,536,180	2.07%	$4,872,216	$776,900	$2,018,484
Energy	656,254	0.38%	1,198,615	154,579	694,241
Grains	296,553	0.17%	307,232	114,635	254,904
Interest Rates U.S.	2,161,550	1.27%	3,706,516	113,327	2,660,491
Interest Rates Non -U.S.	2,886,668	1.69%	2,771,094	315,476	2,658,684
Livestock	41,114	0.02%	46,667	7,342	35,427
Metals	777,092	0.46%	814,850	88,755	426,608
Softs	191,462	0.11%	298,677	169,342	234,681
Indices	4,928,059	2.88%	10,489,980	1,128,784	6,606,264

Total	$15,474,932	9.05%

*	Average of month-end Values at Risk

As of September 30, 2010, Winton Master’s total capitalization was $799,519,433. The Partnership owned approximately 15.8% of Winton Master. As of September 30, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$12,513,875	1.57%	$13,529,797	$5,424,505	$9,313,786
Energy	2,057,205	0.26%	3,640,200	236,988	1,971,144
Grains	3,529,016	0.44%	3,529,016	556,164	2,253,529
Interest Rates U.S.	8,956,850	1.12%	10,348,050	7,407,050	8,348,717
Interest Rates Non-U.S.	11,102,130	1.39%	13,490,861	8,749,852	10,172,949
Livestock	401,450	0.05%	401,450	190,900	286,400
Metals	6,530,911	0.82%	6,530,911	3,939,668	4,957,860
Softs	1,283,742	0.16%	1,283,742	708,094	1,055,530
Indices	12,569,037	1.56%	12,569,037	2,382,812	6,125,469

Total	$58,944,216	7.37%

*	Average of month-end Values at Risk.
As of September 30, 2010, Graham Master’s total capitalization was $174,514,810. The Partnership owned approximately 58.2% of Graham Master. As of September 30, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,922,437	5.12%	$8,922,437	$996,231	$6,525,133
Energy	1,320,584	0.76%	1,989,347	513,863	1,374,939
Grains	461,350	0.26%	524,700	124,875	334,678
Interest Rates U.S.	1,859,010	1.07%	2,021,410	814,575	1,729,998
Interest Rates Non-U.S.	967,199	0.55%	4,016,393	858,050	2,142,697
Livestock	73,950	0.04%	74,200	1,400	48,683
Metals	1,291,316	0.74%	1,611,112	731,751	1,086,730
Softs	248,433	0.14%	558,957	248,433	290,765
Indices	8,412,921	4.82%	8,412,921	1,137,775	3,918,076

Total	$23,557,200	13.50%

*	Average of month-end Values at Risk.
As of September 30, 2010, SandRidge Master’s total capitalization was $595,274,956. The Partnership owned approximately 17.2% of SandRidge Master. As of September 30, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$54,348,641	9.13%	$85,692,107	$52,672,710	$62,551,337

Total	$54,348,641	9.13%

*	Average of month-end Values at Risk.

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.   Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended September 30, 2010, there were additional sales of 13,773.6659 Redeemable Units totaling $15,481,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	6,670.0078	$1,101.82	N/A	N/A
August 1, 2010 – August 31, 2010	5,312.3293	$1,128.54	N/A	N/A
September 1, 2010 – September 30, 2010	6,434.6263	$1,132.10	N/A	N/A
	18,416.9634	$1,120.11

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information.
     As of September 21, 2010, a portion of the Partnership’s assets was allocated to Sasco Energy Partners LLC, which was invested in CMF Sasco Master Fund L.P.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2009 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2009 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2009 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2009 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton for 2009 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.3 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2009 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with SandRidge for 2009 (filed as Exhibit 10.11(a) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Sasco Energy Partners LLC dated September 21, 2010 (filed as exhibit 10.13 to the Form 8-K filed on September 27, 2010 and incorporated herein by reference).
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
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	November 12, 2010