Form 10-K
period 2010-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-03-31
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-50718
TACTICAL DIVERSIFIED FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

New York	13-4224248

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Limited Partnership Redeemable Units with an aggregate value of $769,530,927 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 643,446.0623 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
(a) General Development of Business. Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership and the Funds (as defined below) are volatile and involve a high degree of market risk.
     A Registration Statement on Form S-1 relating to the public offering of 300,000 redeemable units of limited partnership interest (“Redeemable Units”) became effective March 27, 2003. Between March 27, 2003 (commencement of the offering period) and April 30, 2003, 36,616 Redeemable Units were publicly offered at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading.
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
     Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 41 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all trading decisions are made for the Partnership by Drury Capital, Inc. (“Drury”), Graham Capital Management, L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), SandRidge Capital L.P. (“SandRidge”) and Sasco Energy Partners LLC (“Sasco”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA Capital Management Advisors, Ltd. (“AAA”) was terminated as of January 31, 2010. Sasco was added as an advisor to the Partnership on October 1, 2010. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 10 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
     On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.
     On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,020 and a contribution of open futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also is the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.
     On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC, (“AAA Master”) a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 13,956.1190 units of AAA Master with cash equal to $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on January 31, 2010 for cash equal to $40,267,084.
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
     On March 1, 2009, the assets allocated to SandRidge for trading were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 units of SandRidge Master with cash equal to $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.
     On October 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,612.3882 units of Sasco Master with cash equal to $25,535,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.
     Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, SandRidge Master’s and Sasco Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
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
     Management and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

     For the period January 1, 2010 through December 31, 2010, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.
     At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.
     Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calender quarter.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 0.46% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership directly and through its investment in the Funds will pay for the clearing fees. In addition, CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $763,167,489.
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
     An investor’s ability to redeem units is limited and no market exists for the units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
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
     Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
     Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved].

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 18,762.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2010, there were additional subscriptions of 87,197.4852 Redeemable Units totaling $101,745,934. For the twelve months ended December 31, 2009, there were additional subscriptions of 51,211.7956 Redeemable Units totaling $63,653,869. For the twelve months ended December 31, 2008, there were additional subscriptions of 181,317.5434 Redeemable Units totaling $206,908,278 and 902.0630 General Partner unit equivalents totaling $1,000,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 — October 31, 2010	9,762.5087	$1,160.88	N/A	N/A
November 1, 2010 — November 30, 2010	7,178.1373	$1,127.01	N/A	N/A
December 1, 2010 — December 31, 2010	10,244.4768	$1,165.28	N/A	N/A
	27,185.1228	$1,153.59	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $45,910,521, $50,422,263, $54,081,006, $51,503,887 and $57,053,310, respectively	$(16,490,363)	$(31,303,499)	$271,522,814	$51,964,083	$(4,575,484)
Interest income	679,811	571,324	8,606,237	29,043,564	34,415,640

	$(15,810,552)	$(30,732,175)	$280,129,051	$81,007,647	$29,840,156

Net income (loss)	$(31,873,271)	$(54,332,616)	$229,556,006	$59,503,224	$3,897,198

Increase (decrease) in net asset value per unit	$(47.43)	$(77.75)	$283.85	$70.82	$4.83

Net asset value per unit	$1,165.28	$1,212.71	$1,290.46	$1,006.61	$935.79

Total assets	$780,454,962	$806,423,847	$1,069,790,643	$842,617,677	$925,899,948

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
     The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
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
     The programs traded by each Advisor on behalf of the Partnership are: Drury — Diversified Trend-Following Program, Graham — K4D-12.5 Program (“K4D”), JWH — Global Analytics Program, Aspect — Diversified Program, CFM — Discus Program, Winton — Diversified Program, Willowbridge — Argo Trading System (“Argo”), SandRidge — Energy Program and Sasco — Energy Program. As of December 31, 2010, the Partnership’s assets were allocated among the Advisors in the following approximate percentages: Drury 14%, Graham 14%, JWH 6%, Aspect 14%, CFM 16%, Winton 15%, Willowbridge 6%, SandRidge 9% and Sasco 6%. The General Partner may modify or terminate the allocation of assets among trading advisors at any time and may allocate assets to additional advisors at any time.
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
     John W. Henry & Company, Inc.
     JWH trades its JWH Global Analytics Program on behalf of the Partnership, a proprietary, systematic trading system. Since the firm’s inception, the JWH investment philosophy has been based on the premise that market prices, rather than market fundamentals, are the key aggregators of information necessary to make investment decisions and that market prices, which may at first seem random, are actually related through time in complex, but discernable ways.
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
Willowbridge Associates Inc.
     Willowbridge trades its Select Investment Program using the Argo Trading System on behalf of Willowbridge Master. Argo is a proprietary, computerized systematic trading system that relies on technical information. It is not a trend-following system, but does follow a trend when the opportunity arises. Argo uses the concepts of pattern recognition, support/resistance levels and counter trend liquidations in making trading decisions. Argo determines, on a daily basis, whether to be long, short or flat the various commodities in its portfolio.
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
     Aspect Capital Limited.
     Aspect trades its Diversified Program on behalf of Aspect Master. The Diversified Program is a proprietary, systematic global futures trading program. Its goal is the generation of significant long-term capital growth independent of stock and bond market returns. This program continuously monitors price movements in a wide range of global financial, currency and commodity markets, searching for profit opportunities over periods ranging from a few hours to several months.
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
     Capital Fund Management S.A.
     CFM trades its Discus Program on behalf of CFM Master. The Discus Program is a proprietary, multi-strategy, 100% statistical and systematic program that seeks to identify prevailing market conditions and adopt the most efficient trading strategy for those conditions. The strategy at times follows medium to long term trends, and at other times establishes short term positions in the direction of or opposite a trend.
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
     SandRidge Capital, L.P.
     SandRidge trades the Partnership’s assets in accordance with its Energy Program, a proprietary, discretionary trading system. SandRidge primarily attempts to achieve the Partnership’s objective through the speculative trading of energy-related commodity interests, including, but not limited to, natural gas, crude oil, heating oil and gasoline. With the prior approval of the General Partner, SandRidge may trade in other commodity interests that are now traded, or may be traded in the future, on exchanges and markets located in the United States and abroad.
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
     Sasco Energy Partners LLC
     Sasco trades the Partnership’s assets in accordance with its Energy Program, a proprietary, discretionary trading system. The Energy Program currently trades futures, options and exchange-cleared swaps on U.S. and non-U.S. exchanges and markets.
     Sasco is a discretionary trader that employs a primarily fundamental analysis. Sasco’s investment decisions are based on an assessment of available facts and data. Sasco has sole discretion to trade certain markets or refrain from making certain trades. Sasco’s trading approach is dependent in part on the existence of certain fundamental indicators. There have been periods in the past where no such market indicators were evident, and such periods may recur.
     Sasco utilizes outright long and short positions, exchange cleared over-the-counter instruments, time spreads, swaps and other trading strategies. Sasco focuses on investments in long-term core positions while simultaneously managing short-term positions, based primarily on fundamental analysis and employing risk management principles. Sasco may also utilize options in an attempt either to reduce or define trading risks. In making trading decisions, Sasco also employs a technical analysis to help identify market trends.
     Effective risk management is an important aspect of the Energy Program. Expectation and volatility of the markets traded, and the overall nature of the account, are all factors in determining the amount of equity committed to each trade.
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.
     For the period January 1, 2010 through December 31, 2010 the average allocation by commodity market sector for each of the Funds was as follows:
CMF Drury Capital Master Fund L.P.

Currencies	25.8%
Energy	6.3%
Grains	6.2%
Interest Rates Non-U.S.	17.9%
Interest Rates U.S.	6.0%
Metals	9.5%
Softs	5.8%
Stock Indices	22.5%

CMF Graham Capital Master Fund L.P.

Currencies	35.9%
Energy	6.4%
Grains	3.1%
Interest Rates Non-U.S.	13.5%
Interest Rates U.S.	7.5%
Livestock	0.4%
Metals	6.8%
Softs	3.5%
Stock Indices	22.9%
CMF Willowbridge Argo Master Fund L.P.

Currencies	17.8%
Energy	18.7%
Grains	8.9%
Interest Rates Non-U.S.	16.7%
Interest Rates U.S.	8.1%
Livestock	0.6%
Metals	18.3%
Softs	10.9%
CMF Aspect Master Fund L.P.

Currencies	24.7%
Energy	8.3%
Grains	3.7%
Interest Rates Non-U.S.	26.1%
Interest Rates U.S.	9.2%
Livestock	0.6%
Metals	9.0%
Softs	6.8%
Stock Indices	11.6%
CMF Capital Fund Management Master Fund L.P.

Currencies	21.3%
Energy	5.8%
Grains	2.5%
Interest Rates Non-U.S.	16.3%
Interest Rates U.S.	12.9%
Livestock	0.3%
Metals	3.4%
Softs	2.3%
Stock Indices	35.2%

CMF Winton Master L.P.

Currencies	21.0%
Energy	4.7%
Grains	5.3%
Interest Rates Non-U.S.	16.1%
Interest Rates U.S.	12.6%
Livestock	0.6%
Metals	13.3%
Softs	2.5%
Stock Indices	23.9%
CMF SandRidge Master Fund L.P.

Energy	100.0%
CMF Sasco Master Fund L.P.

Energy	100.0%
     For the period January 1, 2010 through December 31, 2010, the average allocation by commodity market sector for the portion of the Partnership’s assets traded directly by JWH was as follows:

Currencies	19.2%
Energy	12.4%
Grains	12.3%
Interest Rates Non-U.S.	12.0%
Interest Rates U.S.	10.0%
Metals	16.6%
Softs	15.3%
Stock Index	2.2%
     (a) Liquidity.
     The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
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
     As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
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
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 83,328.4812 Redeemable Units were redeemed totaling $96,244,456. For the year ended December 31, 2009, 186,428.5326 Redeemable Units were redeemed totaling $234,571,753 and 2,188.2548 General Partner unit equivalents totaling $2,681,072. For the year ended December 31, 2008, 207,556.2917 Redeemable Units were redeemed totaling $239,169,501.
     For the year ended December 31, 2010, there were additional subscriptions of 87,197.4852 Redeemable Units totaling $101,745,934. For the year ended December 31, 2009, there were additional subscriptions of 51,211.7956 Redeemable Units totaling $63,653,869. For the year ended December 31, 2008, there were additional subscriptions of 181,317.5434 Redeemable Units totaling $206,908,278 and 902.0630 General Partner unit equivalents totaling $1,000,000.
     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 3.9% from $1,212.71 to $1,165.28. For the year ended December 31, 2009, the net asset value per unit decreased 6.0% from $1,290.46 to $1,212.71. For the year ended December 31, 2008, the net asset value per unit increased 28.2% from $1,006.61 to $1,290.46.
     The Partnership experienced a net trading gain of $29,420,158 before brokerage fees and expenses in 2010. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, indices and livestock. The net trading gain (or loss) realized from the Partnership and the Funds is disclosed on page 40 under “Item 8. Financial Statements and Supplementary Data.”
     Losses were experienced within the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. Throughout May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Losses were also recorded in short positions in natural gas as prices unexpectedly rallied due to higher demand for electricity in the summer on higher temperature. Within the global stock index sector, losses were incurred in January from long positions in European, U.S., and Pacific Rim equity index futures as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, further losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe.
     A portion of the Partnership’s losses for the year was offset by gains recorded in the fixed-income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. In the metals markets, gains were recorded throughout September, October, November, and December as long futures positions in silver and gold resulted in additional gains for the metals sector as prices rose amid increased demand for the precious metals due to a drop in the value of the U.S. dollar, with silver futures rallying to a 30-year high and gold prices reaching a new all-time high. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro weakened amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar resulted in gains as the value of the Australian dollar rose against the U.S. dollar amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, gains were achieved due to long positions in the Australian dollar, Canadian dollar, South African rand, and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved higher against the U.S. dollar in tandem with rising commodity prices.
     The Partnership experienced a net trading gain of $19,118,764 before brokerage fees and expenses in 2009. Gains were primarily attributed to the Partnership’s/Funds’ trading in indices, livestock and metals and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates, lumber and softs.
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
     Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and twelve months ended December 31, 2010 increased by $140,310 and $108,487, respectively, as compared to the corresponding periods in 2009. The increase is due to an increase in the average interest rate over the corresponding periods. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
     Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $479,327 and $4,511,742, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $167,824 and $1,519,621, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2010 resulted in an incentive fees accrual of $364,790. Trading performance for the three and twelve months ended December 31, 2009 resulted in an incentive fees accrual of $643,364 and $6,244,781, respectively.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $686,498 and $557,048, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $36,830 and $304,390, respectively.
     The Partnership experienced a net trading gain of $325,603,820 before brokerage fees and expenses in 2008. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, lumber, metals and softs.
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
     Profits were primarily realized from trading in energy, fixed income and equity indices. The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. The Partnership was also profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10-year U.S. Treasury bill yielded on an average between 3.5%-4% for most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets.
     In the General Partner’s opinion, the Advisors continue to employ trading methods and produce results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors, other than SandRidge and Sasco, to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “overview” section of this Item 7.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate.
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
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.
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
     “Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.
     Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk
     The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
     The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in the Funds, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $763,167,489.

	December 31, 2010
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$17,027,277	2.23%
Energy	18,382,741	2.41%
Grains	3,360,398	0.44%
Indices	13,933,328	1.83%
Interest Rates U.S.	8,649,152	1.13%
Interest Rates Non-U.S.	7,377,323	0.97%
Livestock	1,844,941	0.24%
Metals	6,948,426	0.91%
Softs	3,734,248	0.49%

Total	$81,257,834	10.65%

     As of December 31, 2009, the Partnership’s total capitalization was $789,539,282.

	December 31, 2009
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$8,520,217	1.08%
Energy	13,769,720	1.74%
Grains	2,034,508	0.26%
Indices	16,677,937	2.11%
Interest Rates U.S.	2,927,000	0.37%
Interest Rates Non-U.S.	8,929,362	1.13%
Livestock	162,582	0.02%
Metals	6,119,563	0.78%
Softs	4,477,500	0.57%

Total	$63,618,389	8.06%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2010 and December 31, 2009, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$700,600	0.09%	$1,005,600	$28,800	$596,618
Energy	494,420	0.06%	600,500	36,500	431,918
Grains	587,000	0.08%	664,000	13,875	342,870
Indices	133,361	0.02%	204,731	48,781	123,711
Interest Rates U.S.	361,250	0.05%	411,200	40,000	276,068
Interest Rates Non -U.S.	575,201	0.07%	615,037	102,218	425,813
Metals	822,000	0.11%	822,000	39,984	475,734
Softs	1,121,800	0.15%	1,121,800	176,000	507,714

Total	$4,795,632	0.63%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

	December 31, 2009
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$291,750	0.04%	$1,093,705	$81,090	$578,832
Energy	194,500	0.03%	702,680	116,500	352,111
Grains	175,000	0.02%	706,320	16,230	299,210
Indices	185,058	0.02%	231,803	6,400	146,211
Interest Rates U.S.	122,400	0.02%	498,150	16,500	211,148
Interest Rates Non-U.S.	322,880	0.04%	632,703	86,804	315,408
Softs	575,600	0.07%	575,600	14,400	264,769

Total	$1,867,188	0.24%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Drury Master’s total capitalization was $123,074,679. The Partnership owned approximately 87.5% of Drury Master. As of December 31, 2010, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$5,021,338	4.08%	$5,021,338	$1,706,188	$4,123,793
Energy	1,328,630	1.08%	1,790,100	543,799	1,050,228
Grains	982,250	0.80%	1,650,750	165,550	982,525
Indices	7,109,978	5.78%	9,597,332	1,667,730	5,958,055
Interest Rates U.S.	458,036	0.37%	1,358,000	457,621	933,366
Interest Rates Non-U.S.	3,594,971	2.92%	5,511,448	1,657,132	3,464,645
Metals	3,849,377	3.13%	3,849,377	502,003	1,958,430
Softs	1,071,845	0.87%	1,393,499	278,418	939,629

Total	$23,416,425	19.03%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Drury Master’s total capitalization was $115,243,532. The Partnership owned approximately 89.2% of Drury Master. As of December 31, 2009, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,805,531	1.56%	$6,643,389	$1,699,038	$3,381,473
Energy	689,202	0.60%	2,550,600	634,893	1,401,082
Grains	816,125	0.71%	1,502,215	534,516	1,052,253
Indices	5,057,873	4.39%	6,313,897	1,430,190	4,940,095
Interest Rates U.S.	538,125	0.47%	1,494,200	96,903	704,978
Interest Rates Non-U.S.	1,694,307	1.47%	3,761,422	1,089,172	2,207,261
Metals	1,969,687	1.71%	3,475,587	842,023	2,328,903
Softs	1,305,960	1.13%	1,305,960	442,173	802,681

Total	$13,876,810	12.04%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 21.2% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Willowbridge Master’s total capitalization was $231,105,317. The Partnership owned approximately 30.8% of Willowbridge Master. As of December 31, 2009, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,974,364	2.58%	$14,208,480	$1,008,000	$7,206,662
Energy	2,116,000	0.92%	13,037,019	391,000	5,515,268
Grains	1,058,000	0.46%	5,919,480	259,875	2,320,519
Interest Rates U.S.	1,959,945	0.85%	9,939,105	280,500	2,836,425
Interest Rates Non-U.S.	3,403,449	1.47%	14,168,324	455,649	4,852,602
Metals	3,968,558	1.72%	8,372,754	1,909,575	3,799,612
Softs	2,725,100	1.18%	3,202,100	237,900	1,531,645

Total	$21,205,416	9.18%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 68.7% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,665
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Aspect Master’s total capitalization was $165,138,058. The Partnership owned approximately 60.3% of Aspect Master. As of December 31, 2009, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

	December 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,005,547	1.82%	$9,657,630	$1,450,765	$3,783,484
Energy	948,800	0.57%	4,972,100	440,450	1,516,206
Grains	327,245	0.20%	1,461,017	291,283	622,287
Indices	4,002,477	2.42%	4,177,780	735,579	2,382,946
Interest Rates U.S.	868,320	0.54%	3,363,654	68,325	1,350,674
Interest Rates Non-U.S.	5,408,866	3.28%	10,090,643	3,056,662	5,677,560
Livestock	155,900	0.09%	704,364	130,800	287,937
Metals	2,647,427	1.60%	4,707,270	813,671	2,289,309
Softs	1,800,229	1.09%	2,057,410	648,164	1,382,129

Total	$19,164,811	11.61%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, CFM Master’s total capitalization was $163,073,234. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2010, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,320,930	1.42%	$6,402,680	$414,348	$2,078,665
Energy	344,275	0.21%	2,166,109	154,579	709,954
Grains	238,210	0.15%	585,400	91,736	276,553
Indices	9,619,057	5.90%	9,619,057	1,002,179	5,981,337
Interest Rates U.S.	1,334,500	0.82%	3,845,150	93,777	2,207,437
Interest Rates Non -U.S.	1,128,977	0.69%	6,320,972	315,476	2,646,684
Livestock	13,404	0.01%	129,150	2,626	30,932
Metals	396,250	0.24%	814,850	13,102	336,186
Softs	193,451	0.12%	587,384	124,374	253,108

Total	$15,589,054	9.56%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, CFM Master’s total capitalization was $194,668,638. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2009, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

	December 31, 2009
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,236,160	0.63%	$11,762,820	$422,120	$3,753,698
Energy	268,420	0.14%	5,914,077	154,593	1,586,039
Grains	181,491	0.09%	779,500	91,000	284,195
Indices	5,578,750	2.87%	24,411,702	1,026,517	7,228,664
Interest Rates U.S.	1,241,850	0.64%	8,442,428	73,467	2,727,515
Interest Rates Non -U.S.	1,382,622	0.71%	8,930,489	82,126	2,615,548
Livestock	11,950	0.01%	87,075	1,500	35,893
Metals	64,876	0.03%	1,529,181	29,024	247,081
Softs	91,212	0.05%	1,268,172	107,469	449,559

Total	$10,057,331	5.17%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, Winton Master’s total capitalization was $883,719,871. The Partnership owned approximately 14.0% of Winton Master. As of December 31, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, Winton Master’s total capitalization was $574,408,313. The Partnership owned approximately 17.2% of Winton Master. As of December 31, 2009, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

	December 31, 2009
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$4,596,005	0.80%	$10,700,900	$3,479,307	$6,740,750
Energy	556,296	0.10%	2,627,998	228,335	1,092,646
Grains	1,098,663	0.19%	1,976,399	864,083	1,388,868
Indices	16,589,011	2.89%	16,589,011	1,261,608	6,511,470
Interest Rates U.S.	1,030,011	0.18%	6,518,610	716,705	2,896,261
Interest Rates Non-U.S.	4,507,567	0.78%	11,661,822	2,841,339	5,786,393
Livestock	169,800	0.03%	425,655	59,475	207,937
Metals	5,057,067	0.88%	5,057,067	849,000	2,780,563
Softs	955,200	0.17%	1,269,508	385,375	791,384

Total	$34,559,620	6.02%

*	Annual average of month-end Value at Risk
     As of December 31, 2009 the AAA Master’s total capitalization was $1,229,195,192. The Partnership owned approximately 6.6% of AAA Master. As of December 31, 2009, AAA Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AAA for trading) was as follows:

	December 31, 2009
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$133,905,240	10.89%	$352,329,038	$4,405,231	$166,882,818

Total	$133,905,240	10.89%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 62.5% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, Graham Master’s total capitalization was $171,212,260. The Partnership owned approximately 51.1% of Graham Master. As of December 31, 2009, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

	December 31, 2009
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323

Total	$12,878,465	7.52%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 13.8% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, SandRidge Master’s total capitalization was $684,909,493. The Partnership owned approximately 11.7% of SandRidge Master. As of December 31, 2009, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:

	December 31, 2009
		% of Total	High	Low Value at	Average Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$19,220,494	2.81%	$40,574,022	$11,157,117	$24,955,810

Total	$19,220,494	2.81%

*	Annual average of month-end Value at Risk

     As of December 31, 2010, Sasco Master’s total capitalization was $81,683,630. The Partnership owned approximately 55.3% of Sasco Master. As of December 31, 2010, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:

	December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Totals	$9,618,175	11.77%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2010 by market sector.
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2010 the Partnership’s/Funds’ primary exposures were in the Sydney Futures Exchange (SFE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2010.
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
     The General Partner monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
     The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.
TACTICAL DIVERSIFIED FUTURES FUND L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Tactical Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Tactical Diversified Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Tactical Diversified Futures Fund L.P. (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Tactical Diversified Futures Fund L.P.:
We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Tactical Diversified Futures Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. (formerly known as Citigroup Diversified Futures Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Tactical Diversified Futures Fund L.P.
 Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$734,276,743	$769,374,582
Equity in trading account:
Cash (Note 3c)	37,455,804	34,398,435
Cash margin (Note 3c)	5,998,581	2,260,585
Net unrealized appreciation on open futures contracts	2,720,921	389,833

	780,452,049	806,423,435
Interest receivable (Note 3c)	2,913	412

Total assets	$780,454,962	$806,423,847

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$3,577,085	$3,696,108
Management fees (Note 3b)	1,249,495	1,295,876
Incentive fees (Note 3b)	364,790	643,364
Professional fees	131,928	230,955
Other	26,491	171,573
Redemptions payable (Note 6)	11,937,684	10,846,689

Total liabilities	17,287,473	16,884,565

Partners’ Capital (Notes 1 and 6):
General Partner, 7,513.5294 unit equivalents outstanding at December 31, 2010 and 2009	8,755,366	9,111,732
Limited Partners, 647,408.8339 and 643,539.8299 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	754,412,123	780,427,550

Total partners’ capital	763,167,489	789,539,282

Total liabilities and partners’ capital	$780,454,962	$806,423,847

Net asset value per unit	$1,165.28	$1,212.71

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
 Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	208	$386,550	0.05%
Energy	132	225,694	0.03
Grains	246	338,625	0.04
Indices	40	34,240	0.01
Interest Rates Non — U.S.	23	2,689	0.00	*
Metals	148	1,301,880	0.17
Softs	372	379,951	0.05

Total futures contracts purchased		2,669,629	0.35

Futures Contracts Sold
Currencies	28	(25,275)	(0.00	)*
Energy	1	(1,250)	(0.00	)*
Interest Rates — U.S.	197	198,088	0.03
Interest Rates Non — U.S.	143	(120,271)	(0.02)

Total futures contracts sold		51,292	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		107,683,407	14.11
CMF Willowbridge Argo Master Fund L.P.		45,858,815	6.01
CMF Aspect Master Fund L.P.		108,551,664	14.22
CMF Capital Fund Management Master Fund L.P.		124,459,170	16.31
CMF Winton Master L.P.		123,917,915	16.24
CMF Graham Capital Master Fund L.P.		105,484,588	13.82
CMF SandRidge Master Fund L.P.		73,181,625	9.59
CMF Sasco Master Fund L.P.		45,139,559	5.91

Total investment in Funds		734,276,743	96.21

Total fair value		$736,997,664	96.57%

*	Due to rounding.

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

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$10,689,344	$(5,239,963)	$13,540,158
Net realized gains (losses) on investment in Funds	2,069,710	97,401,760	279,286,109
Change in net unrealized gains (losses) on open contracts	2,331,088	(676,467)	641,199
Change in net unrealized gains (losses) on investment in Funds	14,330,016	(72,366,566)	32,136,354

Gain (loss) from trading, net	29,420,158	19,118,764	325,603,820
Interest income (Note 3c)	33,397	21,052	162,765
Interest income from investment in Funds	646,414	550,272	8,443,472

Total income (loss)	30,099,969	19,690,088	334,210,057

Expenses:
Brokerage fees including clearing fees (Note 3c)	45,910,521	50,422,263	54,081,006
Management fees (Note 3b)	14,974,601	16,494,222	17,779,951
Incentive fees (Note 3b)	364,790	6,244,781	30,928,566
Professional fees	686,498	557,048	1,460,873
Other	36,830	304,390	403,655

Total expenses	61,973,240	74,022,704	104,654,051

Net income (loss)	$(31,873,271)	$(54,332,616)	$229,556,006

Net income (loss) per unit (Note 7)	$(47.43)	$(77.75)	$283.85

Weighted average units outstanding	669,525.8855	679,812.2725	810,237.3418

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
 Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$810,318,184	$8,857,887	$819,176,071
Net income (loss)	226,894,129	2,661,877	229,556,006
Subscriptions of 181,317.5434 Redeemable Units and 902.0630 General Partner unit equivalents	206,908,278	1,000,000	207,908,278
Redemptions of 207,556.2917 Redeemable Units	(239,169,501)	—	(239,169,501)

Partners’ Capital at December 31, 2008	1,004,951,090	12,519,764	1,017,470,854
Net income (loss)	(53,605,656)	(726,960)	(54,332,616)
Subscriptions of 51,211.7956 Redeemable Units	63,653,869	—	63,653,869
Redemptions of 186,428.5326 Redeemable Units and 2,188.2548 General Partner unit equivalents	(234,571,753)	(2,681,072)	(237,252,825)

Partners’ Capital at December 31, 2009	780,427,550	9,111,732	789,539,282
Net income (loss)	(31,516,905)	(356,366)	(31,873,271)
Subscriptions of 87,197.4852 Redeemable Units	101,745,934	—	101,745,934
Redemptions of 83,328.4812 Redeemable Units	(96,244,456)	—	(96,244,456)

Partners’ Capital at December 31, 2010	$754,412,123	$8,755,366	$763,167,489

Net asset value per unit:

2008:	$1,290.46

2009:	$1,212.71

2010:	$1,165.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (defined below).

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

c.	Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$2,720,921	$2,720,921	$—	$—
Investment in Funds	734,276,743	—	734,276,743	—

Total fair value	$736,997,664	$2,720,921	$734,276,743	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$389,833	$389,833	$—	$—
Investment in Funds	769,374,582	—	769,374,582	—

Total fair value	$769,764,415	$389,833	$769,374,582	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

g.	Options. The Funds may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreement”) with Drury Capital, Inc. (“Drury”), Graham Capital Management, L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), AAA Capital Management Advisors, Ltd. (“AAA”), SandRidge Capital L.P. (“SandRidge”) and Sasco Energy Partners LLC (“Sasco”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA was terminated as of January 31, 2010. Sasco was added as an advisor to the Partnership on October 1, 2010. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 0.46% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009 the amounts of cash held for margin requirements were $5,998,581 and $2,260,585, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 1,392 and 1,005, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation. The amount for the year ended December 31, 2009 has been revised accordingly.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31, 2010

Assets
Futures Contracts
Currencies	$386,550
Energy	225,694
Grains	338,625
Indices	34,240
Interest Rates — U.S.	211,500
Interest Rates Non — U.S.	94,003
Metals	1,301,880
Softs	597,238

Total unrealized appreciation on open futures contracts	$3,189,730

Liabilities
Futures Contracts
Currencies	$(25,275)
Energy	(1,250)
Interest Rates — U.S.	(13,412)
Interest Rates Non — U.S.	(211,585)
Softs	(217,287)

Total unrealized depreciation on open futures contracts	$(468,809)

Net unrealized appreciation on open futures contracts	$2,720,921 *

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Currencies	$86,594
Grains	28,112
Indices	95,922
Interest Rates — U.S.	16,469
Softs	503,618

Total unrealized appreciation on open futures contracts	$730,715

Liabilities
Futures Contracts
Currencies	$(10,987)
Energy	(145,049)
Grains	(75,287)
Interest Rates Non — U.S.	(107,129)
Softs	(2,430)

Total unrealized depreciation on open futures contracts	$(340,882)

Net unrealized appreciation on open futures contracts	$389,833 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (Loss) from trading	Gain (Loss) from trading

Currencies	$2,944,576	$(1,431,282)
Energy	(1,552,240)	(2,217,992)
Grains	1,902,363	(939,005)
Indices	(526,593)	66,744
Interest Rates U.S.	1,834,279	(1,522,840)
Interest Rates Non-U.S.	1,649,967	(1,114,624)
Metals	2,965,770	761,530
Softs	3,802,310	481,039

Total	$13,020,432 ***	$(5,916,430	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Investment in Funds:

The assets allocated to JWH for trading are invested directly pursuant to JWH’s Global Analytics Program.

On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”) a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash equal to

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Argo Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed now or in the future by Willowbridge using the Argo Trading System, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed now or in the future by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,020 and a contribution of open commodity futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed now or in the future by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of CFM Master. Individual and pooled accounts currently managed by CFM, including the Partnership are permitted to be limited partners of CFM Master. The General Partner and CFM believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company formed under the New York Limited Liability Company

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Law. The Partnership purchased 13,956.1190 units of the AAA Master with cash equal to $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on January 31, 2010 for cash equal to $40,267,084.

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

On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 units of SandRidge Master with cash equal to $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process.

On October 1, 2010, the assets allocated to Sasco for trading were in invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,612.3882 units of Sasco Master with cash equal to $25,535,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2010.

Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, Sandridge Master’s and Sasco Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

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

At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. At December 31, 2009, the Partnership owned approximately 89.2% of Drury Master, 30.8% of Willowbridge Master, 60.3% of Aspect Master, 76.3% of CFM Master, 17.2% of Winton Master, 6.6% of AAA Master, 51.1% of Graham Master and 11.7% of SandRidge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital

Drury Master	$123,117,898	$43,219	$123,074,679
Willowbridge Master	216,360,362	61,729	216,298,633
Aspect Master	157,910,582	46,523	157,864,059
CFM Master	163,136,901	63,667	163,073,234
Winton Master	883,842,483	122,612	883,719,871
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Sasco Master	81,882,294	198,664	81,683,630

Total	$2,376,855,334	$53,481,300	$2,323,374,034

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Drury Master	$115,272,360	$28,828	$115,243,532
Willowbridge Master	231,147,799	42,482	231,105,317
Aspect Master	166,072,281	934,223	165,138,058
CFM Master	194,696,778	28,140	194,668,638
Winton Master	574,479,690	71,377	574,408,313
AAA Master	1,632,583,054	403,387,862	1,229,195,192
Graham Master	171,238,199	25,939	171,212,260
SandRidge Master	715,621,327	30,711,834	684,909,493

Total	$3,801,111,488	$435,230,685	$3,365,880,803

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the Year Ended December 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Drury Master	$6,898,456	$7,001,617	$6,697,058
Willowbridge Master	(8,681,294)	(8,453,112)	(8,840,226)
Aspect Master	28,958,682	29,102,474	28,808,927
CFM Master	(11,258,229)	(11,095,324)	(13,734,693)
Winton Master	122,196,753	122,968,789	122,204,611
Graham Master	12,799,867	12,950,502	12,355,345
SandRidge Master	(132,752,741)	(132,183,397)	(133,838,532)
Sasco Master	5,217,225	5,267,342	4,347,440

Total	$23,378,719	$25,558,891	$17,999,930

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, Net	(Loss)	(Loss)

Drury Master	$18,210,626	$18,289,276	$18,092,884
Willowbridge Master	(42,016,964)	(41,821,187)	(42,198,191)
Aspect Master	(18,818,065)	(18,684,829)	(18,997,603)
CFM Master	18,865,607	19,008,386	16,329,276
Winton Master	(25,033,464)	(24,623,815)	(25,021,263)
AAA Master	154,505,739	155,167,589	151,195,430
Graham Master	12,468,065	12,593,321	11,932,221
SandRidge Master	99,192,706	99,581,610	98,747,670

Total	$217,374,250	$219,510,351	$210,080,424

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2010

Drury Master	14.11%	$107,683,407	$6,216,543	$184,559	$85,089	$5,946,895	Commodity	Monthly

							Portfolio

Willowbridge Master	6.01%	45,858,815	(4,346,083)	74,532	25,008	(4,445,623)	Commodity	Monthly

							Portfolio

Aspect Master	14.22%	108,551,664	18,819,700	121,360	64,610	18,633,730	Commodity	Monthly

							Portfolio

CFM Master	16.31%	124,459,170	(8,614,202)	1,944,833	94,525	(10,653,560)	Commodity	Monthly

							Portfolio

Winton Master	16.24%	123,917,915	19,906,574	106,165	19,500	19,780,909	Commodity	Monthly

							Portfolio

AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy	Monthly

							Portfolio

Graham Master	13.82%	105,484,588	8,315,812	284,685	60,328	7,970,799	Commodity	Monthly

							Portfolio

SandRidge Master	9.59%	73,181,625	(22,077,441)	211,817	61,472	(22,350,730)	Energy	Monthly

							Portfolio

Sasco Master	5.91%	45,139,559	(1,039,781)	113,754	(9,668)	(1,143,867)	Energy	Monthly

							Portfolio

Total		$734,276,743	$17,046,140	$3,052,308	$402,883	$13,590,949

	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009

Drury Master	13.02%	$102,802,718	$16,358,613	$133,793	$44,173	$16,180,647	Commodity	Monthly

							Portfolio

Willowbridge Master	9.01%	71,165,944	(15,530,904)	107,808	20,333	(15,659,045)	Commodity	Monthly

							Portfolio

Aspect Master	12.62%	99,623,421	(11,422,149)	162,808	28,290	(11,613,247)	Commodity	Monthly

							Portfolio

CFM Master	18.82%	148,578,532	15,593,323	2,093,492	37,131	13,462,700	Commodity	Monthly

							Portfolio

Winton Master	12.51%	98,783,450	(5,891,742)	70,162	10,980	(5,972,884)	Commodity	Monthly

							Portfolio

AAA Master	10.25%	80,949,560	16,588,688	314,067	61,365	16,213,256	Energy	Monthly

							Portfolio

Graham Master	11.08%	87,454,721	6,340,658	309,729	23,601	6,007,328	Commodity	Monthly

							Portfolio

Avant Master	0.00%	—	246,615	2,975	1,254	242,386	Energy	Monthly

							Portfolio

SandRidge Master	10.14%	80,016,236	3,302,364	32,773	12,073	3,257,518	Energy	Monthly

							Portfolio

Total		$769,374,582	$25,585,466	$3,227,607	$239,200	$22,118,659

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(24.44)	$(43.96)	$335.75
Interest income	1.01	0.84	10.59
Expenses**	(24.00)	(34.63)	(62.49)

Increase (decrease) for the year	(47.43)	(77.75)	283.85
Net asset value per unit, beginning of year	1,212.71	1,290.46	1,006.61

Net asset value per unit, end of year	$1,165.28	$1,212.71	$1,290.46

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010		2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(7.9)%		(8.0)%	(7.3)%

Operating expenses	8.0%		8.0%	8.3%
Incentive fees	0.0	%****	0.7%	3.5%

Total expenses	8.0%		8.7%	11.8%

Total return:
Total return before incentive fees	(3.9)%		(5.3)%	32.1%
Incentive fees	(0.0	)%****	(0.7)%	(3.9)%

Total return after incentive fees	(3.9)%		(6.0)%	28.2%

***	Interest income less total expenses.

****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
December 31, 2010

be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010	January 1, 2010 to
	December 31, 2010	September 30, 2010	to June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$26,415,387	$(6,686,903)	$(24,522,086)	$(11,016,950)
Net income (loss)	$22,201,628	$(10,464,576)	$(28,562,764)	$(15,047,559)
Increase (decrease) in net asset value per unit	$33.18	$(15.45)	$(42.25)	$(22.91)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(22,989,595)	$27,342,795	$(21,820,835)	$(13,264,540)
Net income (loss)	$(27,711,626)	$20,467,432	$(26,336,077)	$(20,752,345)
Increase (decrease) in net asset value per unit	$(42.82)	$32.21	$(38.58)	$(28.56)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $45,910,521 were earned by CGM for the year ended December 31, 2010. Management fees and incentive fees of $14,974,601 and $364,790, respectively, were earned by the Advisors for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class

General Partner unit equivalents	General Partner	7,513.5294	1.2%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
      (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$241,000		N/A
2009	$236,500	(1)	$46,200	(2)

(1) For the period July 23, 2009 to December 31, 2009.
(2) For the period January 1, 2009 to July 22, 2009.
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

2010	$44,250

2009	$42,100
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
     Statements of Financial Condition at December 31, 2010 and 2009.
     Condensed Schedules of Investments at December 31, 2010 and 2009.
     Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.
     Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.
     Notes to Financial Statements.
(2)	Exhibits:
3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the current report to Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management L.P. for 2010 (dated June 1, 2010 and filed herein).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge Associates Inc. for 2010 (dated June 1, 2010 and filed herein).

10.5	Management Agreement among the Partnership, the General Partner and Drury Capital, Inc. (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury Capital, Inc. for 2010 (dated June 1, 2010 and filed herein).

10.6	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with John W. Henry & Company, Inc. for 2010 (dated June 1, 2010 and filed herein).

10.7	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2010 (dated June 1, 2010 and filed herein).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and Capital Fund Management (dated October 29, 2010 and filed herein).

10.9	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited for 2010 (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited for 2010 (dated June 1, 2010 and filed herein).

10.10	Management Agreement among the Partnership, the General Partner and SandRidge Capital LP (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with SandRidge Capital LP for 2010 (dated June 1, 2010 and filed herein).

10.11	Management Agreement among the Partnership, the General Partner and Sasco Energy Partners LLC (filed as Exhibit 10.13 to the current report on Form 8-K filed on September 21, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC dated July 29, 2010 (filed as exhibit 10.12 to the current report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).
16.1	(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16 to the current report 8-K filed on July 24, 2009 and incorporated herein by reference).

99.1	— Financial Statements of CMF Winton Master L.P.

99.2	— Financial Statements of CMF Aspect Master Fund L.P.

99.3	— Financial Statements of CMF Willowbridge Argo Master Fund L.P.

99.4	— Financial Statements of CMF Drury Capital Master Fund L.P.

99.5	— Financial Statements of CMF Capital Fund Management Master Fund L.P.

99.6	— Financial Statements of CMF Graham Capital Master Fund L.P.

99.7	— Financial Statements of CMF SandRidge Master Fund L.P.

99.8	— Financial Statements of CMF Sasco Master Fund L.P.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.
31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	— Section 1350 Certification (Certification of President and Director).

32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC Date: March 31, 2011	Ceres Managed Futures LLC Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.