Form 10-Q
period 2011-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-05-16
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of April 30, 2011, 632,180.3112 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010

Assets:

Investment in Funds, at fair value	$726,410,752	$734,276,743
Equity in trading account:
Cash	37,798,652	37,455,804
Cash margin	4,454,599	5,998,581
Net unrealized appreciation on open futures contracts	2,363,383	2,720,921

	771,027,386	780,452,049
Interest receivable	1,841	2,913

Total assets	$771,029,227	$780,454,962

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,533,885	$3,577,085
Management fees	1,226,584	1,249,495
Incentive fees	347,609	364,790
Other	313,551	158,419
Redemptions payable	15,615,919	11,937,684

Total liabilities	21,037,548	17,287,473

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at March 31, 2011 and December 31, 2010	8,768,815	8,755,366
Limited Partners, 635,115.8509 and 647,408.8339 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	741,222,864	754,412,123

Total partners’ capital	749,991,679	763,167,489

Total liabilities and partners’ capital	$771,029,227	$780,454,962

Net asset value per unit	$1,167.07	$1,165.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	124	$326,306	0.04%
Energy	149	347,700	0.05
Grains	23	(23,750)	(0.00)*
Interest Rates – U.S.	121	(79,856)	(0.01)
Interest Rates Non – U.S.	10	(60,611)	(0.01)
Metals	136	1,225,740	0.16
Softs	220	1,316,255	0.18

Total futures contracts purchased		3,051,784	0.41

Futures Contracts Sold
Currencies	29	(4,638)	(0.00)*
Grains	92	(289,900)	(0.04)
Indices	28	(393,468)	(0.05)
Interest Rates Non – U.S.	141	35,187	0.00 *
Softs	31	(35,582)	(0.00)*

Total futures contracts sold		(688,401)	(0.09)

Investment in Funds
CMF Drury Capital Master Fund L.P.		126,010,289	16.80
CMF Willowbridge Argo Master Fund L.P.		31,393,472	4.19
CMF Aspect Master Fund L.P.		125,499,291	16.73
CMF Capital Fund Management Master Fund L.P.		126,177,743	16.82
CMF Winton Master L.P.		102,895,106	13.72
CMF Graham Capital Master Fund L.P.		100,734,517	13.43
CMF SandRidge Master Fund L.P.		39,114,735	5.22
CMF Sasco Master Fund L.P.		74,585,599	9.94

Total investment in Funds		726,410,752	96.85

Net fair value		$728,774,135	97.17%

*	Due to rounding.
See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	208	$386,550	0.05%
Energy	132	225,694	0.03
Grains	246	338,625	0.04
Indices	40	34,240	0.01
Interest Rates Non – U.S.	23	2,689	0.00	*
Metals	148	1,301,880	0.17
Softs	372	379,951	0.05

Total futures contracts purchased		2,669,629	0.35

Futures Contracts Sold
Currencies	28	(25,275)	(0.00	)*
Energy	1	(1,250)	(0.00	)*
Interest Rates – U.S.	197	198,088	0.03
Interest Rates Non – U.S.	143	(120,271)	(0.02)

Total futures contracts sold		51,292	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		107,683,407	14.11
CMF Willowbridge Argo Master Fund L.P.		45,858,815	6.01
CMF Aspect Master Fund L.P.		108,551,664	14.22
CMF Capital Fund Management Master Fund L.P.		124,459,170	16.31
CMF Winton Master L.P.		123,917,915	16.24
CMF Graham Capital Master Fund L.P.		105,484,588	13.82
CMF SandRidge Master Fund L.P.		73,181,625	9.59
CMF Sasco Master Fund L.P.		45,139,559	5.91

Total investment in Funds		734,276,743	96.21

Net fair value		$736,997,664	96.57%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$8,888	$4,142
Interest income from investment in Funds	141,100	90,484

Total investment income	149,988	94,626

Expenses:
Brokerage fees including clearing fees	11,499,754	11,510,886
Management fees	3,735,852	3,783,871
Incentive fees	347,609	—
Other	526,043	246,738

Total expenses	16,109,258	15,541,495

Net investment income (loss)	(15,959,270)	(15,446,869)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	2,984,477	(2,678,901)
Net realized gains (losses) on investment in Funds	22,634,584	(3,461,156)
Change in net unrealized gains (losses) on open contracts	(357,538)	1,270,447
Change in net unrealized gains (losses) on investment in Funds	(8,060,004)	5,268,920

Total trading results	17,201,519	399,310

Net income (loss)	1,242,249	(15,047,559)
Subscriptions — Limited Partners	19,941,239	35,779,000
Redemptions — Limited Partners	(34,359,298)	(23,359,112)

Net increase (decrease) in Partners’ Capital	(13,175,810)	(2,627,671)
Partners’ Capital, beginning of period	763,167,489	789,539,282

Partners’ Capital, end of period	$749,991,679	$786,911,611

Net asset value per unit (642,629.3803 and 661,382.0842 units outstanding in March 31, 2011 and 2010, respectively)	$1,167.07	$1,189.80

Net income (loss) per unit*	$1.79	$(22.91)

Weighted average units outstanding	657,992.0238	665,243.4737

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
As of March 31, 2011, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), SandRidge Capital L.P. (“SandRidge”) and Sasco Energy Partners LLC (“Sasco”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. AAA Capital Management Advisors, Ltd. (“AAA”) was terminated as of January 31, 2010. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
March 31, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2.	Financial Highlights:
Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$8.55	$(16.99)
Interest income	0.23	0.14
Expenses **	(6.99)	(6.06)

Increase (decrease) for the period	1.79	(22.91)
Net asset value per unit, beginning of period	1,165.28	1,212.71

Net asset value per unit, end of period	$1,167.07	$1,189.80

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended
	March 31,
	2011		2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.3)%		(8.1)%

Operating expenses	8.4%		8.1%
Incentive fees	0.0	%*****	—%

Total expenses	8.4%		8.1%

Total return:
Total return before incentive fees	0.2%		(1.9)%
Incentive fees	(0.0	)%*****	—%

Total return after incentive fees	0.2%		(1.9)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 1,298 and 1,291, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.
The following tables indicate the gross fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Currencies	$334,650
Energy	357,790
Interest Rates Non — U.S.	36,357
Metals	1,225,740
Softs	1,316,255

Total unrealized appreciation on open futures contracts	$3,270,792

Liabilities
Currencies	$(12,982)
Energy	(10,090)
Grains	(313,650)
Indices	(393,468)
Interest Rates — U.S.	(79,856)
Interest Rates Non — U.S.	(61,781)
Softs	(35,582)

Total unrealized depreciation on open futures contracts	$(907,409)

Net unrealized appreciation on open futures contracts	$2,363,383 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

December 31, 2010

Assets
Futures Contracts
Currencies	$386,550
Energy	225,694
Grains	338,625
Indices	34,240
Interest Rates — U.S.	211,500
Interest Rates Non — U.S.	94,003
Metals	1,301,880
Softs	597,238

Total unrealized appreciation on open futures contracts	$3,189,730

Liabilities
Futures Contracts
Currencies	$(25,275)
Energy	(1,250)
Interest Rates — U.S.	(13,412)
Interest Rates Non — U.S.	(211,585)
Softs	(217,287)

Total unrealized depreciation on open futures contracts	$(468,809)

Net unrealized appreciation on open futures contracts	$2,720,921 **

**	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Sector	Total trading results	Total trading results
Currencies	$(758,310)	$452,840
Energy	2,584,280	(545,048)
Grains	(843,275)	17,275
Indices	(581,507)	(73,736)
Interest Rates — U.S.	(120,251)	(189,962)
Interest Rates Non — U.S.	(99,934)	71,165
Metals	602,885	(1,664,160)
Softs	1,843,051	523,172

Total	$2,626,939 ***	$(1,408,454) ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4.	Fair Value Measurements:
Partnership’s and the Funds’ Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	3/31/11	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,270,792	$3,270,792	$—	$—
Investment in Funds	726,410,752	—	726,410,752	—

Total assets	729,681,544	3,270,792	726,410,752	—

Liabilities
Futures	$907,409	$907,409	$—	$—

Total liabilites	907,409	907,409	—	—

Net fair value	$728,774,135	$2,363,383	$726,410,752	$—

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,189,730	$3,189,730	$—	$—
Investment in Funds	734,276,743	—	734,276,743	—

Total assets	737,466,473	3,189,730	734,276,743	—

Liabilities
Futures	$468,809	$468,809	$—	$—

Total liabilites	468,809	468,809	—	—

Net fair value	$736,997,664	$2,720,921	$734,276,743	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company organized under the New York Limited Liability Company Law. The Partnership purchased 13,956.1190 units of AAA Master with cash equal to $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on January 31, 2010 for cash equal to $40,267,084.
On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the future by Graham using the K4D-15V program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
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
At March 31, 2011, the Partnership owned approximately 89.0% of Drury Master, 18.6% of Willowbridge Master, 73.0% of Aspect Master, 77.2% of CFM Master, 11.0% of Winton Master, 63.7% of Graham Master, 10.3% of SandRidge Master and 73.0% of Sasco Master. At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$141,671,220	$54,890	$141,616,330
Willowbridge Master	168,695,333	80,498	168,614,835
Aspect Master	171,917,989	60,063	171,857,926
CFM Master	163,901,892	538,601	163,363,291
Winton Master	938,976,048	889,625	938,086,423
Graham Master	158,542,504	335,674	158,206,830
SandRidge Master	417,397,881	39,202,100	378,195,781
Sasco Master	109,008,174	6,899,009	102,109,165

Total	$2,270,111,041	$48,060,460	$2,222,050,581

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$123,117,898	$43,219	$123,074,679
Willowbridge Master	216,360,362	61,729	216,298,633
Aspect Master	157,910,582	46,523	157,864,059
CFM Master	163,136,901	63,667	163,073,234
Winton Master	883,842,483	122,612	883,719,871
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Sasco Master	81,882,294	198,664	81,683,630

Total	$2,376,855,334	$53,481,300	$2,323,374,034

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2011
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Drury Master	$(48,989)	$3,976,188	$3,927,199
Willowbridge Master	(25,559)	6,874,935	6,849,376
Aspect Master	(28,839)	1,725,970	1,697,131
CFM Master	(391,973)	8,294,467	7,902,494
Winton Master	46,285	22,234,532	22,280,817
Graham Master	(146,256)	(1,070,720)	(1,216,976)
SandRidge Master	(250,105)	15,043,073	14,792,968
Sasco Master	(369,953)	(2,250,744)	(2,620,697)

Total	$(1,215,389)	$54,827,701	$53,612,312

	For the three months ended March 31, 2010
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Drury Master	$(39,551)	$(265,746)	$(305,297)
Willowbridge Master	(67,599)	(20,526,632)	(20,594,231)
Aspect Master	(47,890)	6,886,287	6,838,397
CFM Master	(602,334)	3,154,756	2,552,422
Winton Master	(96,434)	32,303,622	32,207,188
AAA Master	(1,020,434)	(32,837,037)	(33,857,471)
Graham Master	(99,316)	(3,943,186)	(4,042,502)
SandRidge Master	(261,244)	(15,233,208)	(15,494,452)

Total	$(2,234,802)	$(30,461,144)	$(32,695,946)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	16.80%	$126,010,289	$3,508,802	$48,922	$19,154	$3,440,726	Commodity Portfolio	Monthly
Willowbridge Master	4.19%	31,393,472	1,213,936	7,453	6,111	1,200,372	Commodity Portfolio	Monthly
Aspect Master	16.73%	125,499,291	1,280,542	26,520	16,544	1,237,478	Commodity Portfolio	Monthly
CFM Master	16.82%	126,177,743	6,390,066	298,350	27,591	6,064,125	Commodity Portfolio	Monthly
Winton Master	13.72%	102,895,106	2,567,330	14,656	3,676	2,548,998	Commodity Portfolio	Monthly
Graham Master	13.43%	100,734,517	(670,023)	98,289	14,289	(782,601)	Commodity Portfolio	Monthly
Sandridge Master	5.22%	39,114,735	2,152,330	31,737	10,774	2,109,819	Energy Portfolio	Monthly
Sasco Master	9.94%	74,585,599	(1,727,303)	234,412	$33,687	(1,995,402)	Energy Portfolio	Monthly

Total		$726,410,752	$14,715,680	$760,339	$131,826	$13,823,515

	December 31, 2010		For the three months ended March 31, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	14.11%	$107,683,407	$(207,597)	$33,727	$13,672	$(254,996)	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(5,993,852)	23,144	5,507	(6,022,503)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	4,228,773	31,519	9,773	4,187,481	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	2,488,564	466,122	14,131	2,008,311	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	5,875,152	30,804	3,121	5,841,227	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.82%	105,484,588	(1,604,650)	56,696	9,217	(1,670,563)	Commodity Portfolio	Monthly
Sandridge Master	9.59%	73,181,625	(2,753,160)	46,860	12,507	(2,812,527)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	—	—	—	—	Energy Portfolio	Monthly

Total		$734,276,743	$1,898,248	$699,475	$69,947	$1,128,826

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
6.	Financial Instrument Risks:
In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2011, Partnership capital decreased 1.7% from $763,167,489 to $749,991,679. This decrease was attributable to the redemptions of 29,277.5224 Redeemable Units resulting in an outflow of $34,359,298, which was offset by the subscriptions of 16,984.5394 Redeemable Units totaling $19,941,239, coupled with the net income from operations of $1,242,249. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the first quarter of 2011, the Partnership’s net asset value per unit increased 0.2% from $1,165.28 to $1,167.07 as compared to a decrease of 1.9% in the same period of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $17,201,519. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, livestock, metals and softs and were partially offset by losses in grains, indices and U.S and non-U.S. Interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $399,310. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, U.S and non-U.S. interest rates and livestock and were partially offset by losses in energy, grains, indices, metals and softs.
The most significant gains were achieved within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Additional gains were recorded in February from short positions in natural gas futures as prices declined on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Within the metals markets, gains were experienced primarily during February due to long futures positions in gold and silver as prices of gold futures reached an all-time high and prices of silver futures extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for the precious metals as a “safe haven.” Within the agricultural complex, gains were experienced primarily during January and February from long positions in cotton futures as cotton prices reached record highs after floods in cotton-producing areas in Australia, Pakistan, and China diminished supplies, while demand from China, the world’s largest user of the fiber, continued to rise. Elsewhere, long positions in coffee futures resulted in gains as coffee prices rose to the highest level since 1997 on signs that global demand may outstrip production. Within the currency markets, gains were experienced primarily in February and March from long positions in the Australian dollar, euro, and Canadian dollar versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar after better-than-expected U.S. economic data and a report that revealed European consumer confidence rose to the highest level in a year boosted optimism about the global economic recovery and spurred demand for higher-yielding currency assets.
A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector, primarily during February, from short positions in U.S. and European fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa. Within the global stock index markets, losses were experienced primarily during March from long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. Interest income for the three months ended March 31, 2011 increased by $55,362 as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased $11,132 as compared to the corresponding period in 2010. The decrease in brokerage fees is due to a decrease in average net assets for the three months ended March 31, 2011, as compared to the corresponding period in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 decreased $48,019 as compared to the corresponding period in 2010. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $347,609. There were no incentive fees earned for the three months ended March 31, 2010. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.
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
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of JWH, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. JWH directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $749,991,679.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$26,002,531	3.48%
Energy	15,901,302	2.12%
Grains	1,790,362	0.24%
Indices	13,083,925	1.74%
Interest Rates U.S.	3,491,443	0.47%
Interest Rates Non-U.S.	6,556,412	0.87%
Livestock	1,002,429	0.13%
Lumber	1,095	0.00%
Metals	8,231,955	1.10%
Softs	2,879,241	0.38%

Total	$78,940,695	10.53%

     As of December 31, 2010, the Partnership’s total capitalization was $763,167,489.

	December 31, 2010
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$17,027,277	2.23%
Energy	18,382,741	2.41%
Grains	3,360,398	0.44%
Indices	13,933,328	1.83%
Interest Rates U.S.	8,649,152	1.13%
Interest Rates Non-U.S.	7,377,323	0.97%
Livestock	1,844,941	0.24%
Metals	6,948,426	0.91%
Softs	3,734,248	0.49%

Total	$81,257,834	10.65%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$320,200	0.04%	$925,600	$201,600	$515,800
Energy	661,248	0.09%	661,248	494,420	606,989
Grains	258,750	0.04%	736,000	120,750	379,583
Indices	299,467	0.04%	314,626	34,911	208,030
Interest Rates U.S.	133,900	0.02%	274,289	133,900	223,828
Interest Rates Non -U.S.	330,651	0.04%	770,314	330,651	560,091
Metals	842,892	0.11%	842,892	120,024	556,995
Softs	823,700	0.11%	1,206,240	616,000	841,753

Total	$3,670,808	0.49%

*	Average of month-end Values at Risk
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$700,600	0.09%	$1,005,600	$28,800	$596,618
Energy	494,420	0.06%	600,500	36,500	431,918
Grains	587,000	0.08%	664,000	13,875	342,870
Indices	133,361	0.02%	204,731	48,781	123,711
Interest Rates U.S.	361,250	0.05%	411,200	40,000	276,068
Interest Rates Non -U.S.	575,201	0.07%	615,037	102,218	425,813
Metals	822,000	0.11%	822,000	39,984	475,734
Softs	1,121,800	0.15%	1,121,800	176,000	507,714

Total	$4,795,632	0.63%

*	Annual average of month-end Value at Risk

As of March 31, 2011, Drury Master’s total capitalization was $141,616,330. The Partnership owned approximately 89.0% of Drury Master. As of March 31, 2011, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$9,925,544	7.01%	$10,623,092	$4,725,187	$7,714,268
Energy	1,123,572	0.79%	1,778,215	1,062,672	1,374,502
Grains	285,305	0.20%	1,244,625	285,305	861,268
Indices	5,109,434	3.61%	8,198,762	5,029,259	6,892,088
Interest Rates U.S.	1,391,700	0.98%	1,391,700	475,908	874,853
Interest Rates Non-U.S.	741,150	0.52%	1,627,325	736,667	1,232,830
Metals	4,686,186	3.31%	4,984,103	3,921,795	4,599,854
Softs	619,034	0.44%	2,176,397	619,034	1,440,289

Total	$23,881,925	16.86%

*	Average of month-end Values at Risk
     As of December 31, 2010, Drury Master’s total capitalization was $123,074,679. The Partnership owned approximately 87.5% of Drury Master. As of December 31, 2010, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, Willowbridge Master’s total capitalization was $168,614,835. The Partnership owned approximately 18.6% of Willowbridge Master. As of March 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$3,114,825	1.85%	$3,114,825	$657,720	$1,874,919
Energy	3,518,500	2.09%	3,518,500	1,464,750	2,468,833
Grains	681,000	0.40%	2,109,250	226,500	1,002,500
Interest Rates U.S.	415,250	0.25%	1,011,711	302,400	361,238
Interest Rates Non-U.S.	1,685,948	1.00%	2,134,289	1,229,606	1,489,274
Metals	3,110,127	1.84%	3,587,000	1,760,207	2,736,952
Softs	2,629,700	1.56%	2,629,700	850,500	2,240,400

Total	$15,155,350	8.99%

*	Average of month-end Values at Risk
     As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 21.2% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, Aspect Master’s total capitalization was $171,857.926. The Partnership owned approximately 73.0% of Aspect Master. As of March 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,848,407	3.99%	$8,424,651	$6,132,034	$7,404,837
Energy	2,054,170	1.20%	2,054,170	1,241,868	1,577,567
Grains	379,656	0.22%	736,876	342,613	543,431
Indices	1,979,457	1.15%	3,093,179	1,263,661	2,599,483
Interest Rates U.S.	586,200	0.34%	586,200	172,125	370,718
Interest Rates Non-U.S.	2,531,705	1.47%	2,531,705	1,273,466	2,101,082
Livestock	118,500	0.07%	128,500	76,750	119,217
Lumber	1,500	0.00%**	3,000	1,300	1,933
Metals	1,432,783	0.83%	1,857,539	1,115,572	1,299,324
Softs	646,569	0.38%	891,860	628,212	699,379

Total	$16,578,947	9.65%

*	Average of month-end Values at Risk

**	Due to rounding
     As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 68.7% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, CFM Master’s total capitalization was $163,363,291. The Partnership owned approximately 77.2% of CFM Master. As of March 31, 2011, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,516,820	2.76%	$6,421,110	$903,435	$4,240,119
Energy	909,315	0.56%	1,159,537	119,162	438,448
Grains	327,426	0.20%	327,426	102,213	209,965
Indices	3,548,263	2.17%	8,029,319	525,489	4,831,495
Interest Rates U.S.	1,315,600	0.80%	3,412,400	431,546	2,374,900
Interest Rates Non -U.S.	1,403,095	0.86%	3,210,464	1,403,095	2,433,472
Livestock	35,800	0.02%	35,800	14,900	28,067
Metals	1,322,225	0.81%	1,746,955	181,250	947,846
Softs	220,639	0.14%	378,757	122,253	203,696

Total	$13,599,183	8.32%

*	Average of month-end Values at Risk

     As of December 31, 2010, CFM Master’s total capitalization was $163,073,234. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2010, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
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

As of March 31, 2011, Winton Master’s total capitalization was $938,086,423. The Partnership owned approximately 11.0% of Winton Master. As of March 31, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,794,825	1.04%	$15,140,134	$8,078,809	$10,435,543
Energy	4,245,784	0.45%	4,245,784	2,892,420	3,605,810
Grains	2,874,571	0.31%	4,371,245	2,837,661	3,353,776
Indices	13,132,023	1.40%	17,629,694	12,196,809	15,223,697
Interest Rates U.S.	635,935	0.07%	1,592,375	635,935	1,052,308
Interest Rates Non-U.S.	4,987,691	0.53%	6,560,642	3,725,576	6,008,676
Livestock	44,375	0.00%**	274,700	44,375	162,775
Metals	6,804,273	0.73%	7,869,347	6,413,729	7,090,013
Softs	1,220,236	0.13%	1,476,652	463,289	916,355

Total	$43,739,713	4.66%

*	Average of month-end Values at Risk.

**	Due to rounding.
     As of December 31, 2010, Winton Master’s total capitalization was $883,719,871. The Partnership owned approximately 14.0% of Winton Master. As of December 31, 2010, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk.

As of March 31, 2011, Graham Master’s total capitalization was $158,206,830. The Partnership owned approximately 63.7% of Graham Master. As of March 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$10,526,667	6.65%	$14,645,028	$5,042,022	$9,712,741
Energy	1,121,320	0.71%	1,221,130	430,473	715,112
Grains	478,650	0.30%	624,700	436,750	497,655
Indices	4,094,626	2.59%	11,180,261	3,276,704	6,785,775
Interest Rates U.S.	829,155	0.52%	1,205,145	545,675	851,529
Interest Rates Non-U.S.	2,782,686	1.76%	3,022,899	1,439,332	2,717,692
Livestock	63,600	0.04%	63,600	38,000	42,867
Metals	1,048,048	0.66%	1,637,443	616,825	1,030,163
Softs	375,073	0.24%	491,327	241,774	354,051

Total	$21,319,825	13.47%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Graham Master’s total capitalization was $168,924,671. The Partnership owned approximately 62.5% of Graham Master. As of December 31, 2010, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Value at Risk.

As of March 31, 2011, SandRidge Master’s total capitalization was $378,195,781. The Partnership owned approximately 10.3% of SandRidge Master. As of March 31, 2011, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$34,995,837	9.25%	$61,733,650	$31,352,944	$41,648,911

Total	$34,995,837	9.25%

*	Average of month-end Values at Risk.
     As of December 31, 2010, SandRidge Master’s total capitalization was $528,735,257. The Partnership owned approximately 13.8% of SandRidge Master. As of December 31, 2010, SandRidge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SandRidge for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$61,391,255	11.61%	$85,692,107	$18,754,664	$56,852,448

Total	$61,391,255	11.61%

*	Annual average of month-end Value at Risk.
     As of March 31, 2011, Sasco Master’s total capitalization was $102,109,165 . The Partnership owned approximately 73.0% of Sasco Master. As of March 31, 2011, Sasco Master’s Value at Risk for its assets (including the portion of the partnership’s assets allocated to Sasco for trading) was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$9,038,644	8.85%	$23,105,575	$9,038,644	$17,056,663

Totals	$9,038,644	8.85%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Sasco Master’s total capitalization was $81,683,630. The Partnership owned approximately 55.3% of Sasco Master. As of December 31, 2010, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Totals	$9,618,175	11.77%

*	Annual average of month-end Value at Risk.

Item 4.   Controls and Procedures.
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
Mutual Funds
Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A.   Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended March 31, 2011, there were additional subscriptions of 16,984.5394 Redeemable Units totaling $19,941,239. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds of net offering were used for the trading of commodity interests including futures contracts, swaps, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	8,552.7406	$1,164.53	N/A	N/A
February 1, 2011 – February 28, 2011	7,344.3341	$1,195.95	N/A	N/A
March 1, 2011 – March 31, 2011	13,380.4477	$1,167.07	N/A	N/A
	29,277.5224	$1,173.57

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information.

      The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011. As of May 1, 2011, a portion of the Partnership’s assets was allocated to Altis Partners (Jersey) Limited, which was invested in CMF Altis Partners Master Fund L.P. As of May 1, 2011, a portion of the Partnership’s assets was allocated to Krom River Trading AG, which was invested in KR Master Fund L.P.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2010 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2010 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2010 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton for 2010 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2010 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and SandRidge (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with SandRidge for 2010 (filed as Exhibit 10.11(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and Sasco (filed as exhibit 10.13 to the Form 8-K filed on September 27, 2010 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.14	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).
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
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 16, 2011