Form 10-Q
period 2011-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-08-15
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of July 31, 2011, 622,166.8816 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–31

Item 4.	Controls and Procedures	32

PART II - Other Information		33–36
Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification
101. INS     XBRL Instance Document.
101. SCH    XBRL Taxonomy Extension Schema Document.
101. CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB    XBRL Taxonomy Extension Label Linkbase Document.
101. PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010

Assets:

Investment in Funds, at fair value	$675,838,358	$734,276,743
Equity in trading account:
Cash	32,300,779	37,455,804
Cash margin	2,305,825	5,998,581
Net unrealized appreciation on open futures contracts	132,641	2,720,921

Total trading equity	710,577,603	780,452,049
Interest receivable	349	2,913

Total assets	$710,577,952	$780,454,962

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,256,815	$3,577,085
Management fees	1,023,100	1,249,495
Incentive fees	0	364,790
Other	410,209	158,419
Redemptions payable	16,301,506	11,937,684

Total liabilities	20,991,630	17,287,473

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at June 30, 2011 and December 31, 2010	8,229,644	8,755,366
Limited Partners, 622,069.8495 and 647,408.8339 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	681,356,678	754,412,123

Total partners’ capital	689,586,322	763,167,489

Total liabilities and partners’ capital	$710,577,952	$780,454,962

Net asset value per unit	$1,095.31	$1,165.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	148	$(25,125)	0.00	* %
Grains	20	(14,500)	(0.00	)*
Indices	5	(1,238)	(0.00	)*
Interest Rates – U.S.	170	30,917	0.00	*
Interest Rates Non – U.S.	196	104,802	0.01
Metals	20	(49,800)	(0.01)
Softs	108	47,891	0.01

Total futures contracts purchased		92,947	0.01

Futures Contracts Sold
Currencies	13	(6,531)	(0.00	)*
Energy	42	(188,553)	(0.03)
Grains	80	345,475	0.05
Indices	15	(22,617)	(0.00	)*
Softs	35	(88,080)	(0.01)

Total futures contracts sold		39,694	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		108,927,166	15.80
CMF Willowbridge Argo Master Fund L.P.		55,902,411	8.11
CMF Aspect Master Fund L.P.		115,928,778	16.81
CMF Capital Fund Management Master Fund L.P.		76,979,879	11.16
CMF Winton Master L.P.		51,370,575	7.45
CMF Graham Capital Master Fund L.P.		94,276,716	13.67
KR Master Fund L.P.		61,301,723	8.89
CMF Altis Partners Master Fund L.P.		62,191,446	9.02
Morgan Stanley Smith Barney DKR Fusion, LLC		48,959,664	7.10

Total investment in Funds		675,838,358	98.01

Net fair value		$675,970,999	98.03%

*	Due to rounding.
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

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$1,479	$8,759	$10,367	$12,901
Interest income from investment in Funds	25,821	187,980	166,921	278,464

Total investment income	27,300	196,739	177,288	291,365

Expenses:
Brokerage fees including clearing fees	11,234,460	11,860,792	22,734,214	23,371,678
Management fees	3,530,168	3,830,618	7,266,020	7,614,489
Incentive fees	0	0	347,609	0
Other	420,742	210,060	946,785	456,798

Total expenses	15,185,370	15,901,470	31,294,628	31,442,965

Net investment income (loss)	(15,158,070)	(15,704,731)	(31,117,340)	(31,151,600)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(874,688)	2,714,334	2,109,789	35,433
Net realized gains (losses) on investment in Funds	(11,058,783)	(12,091,339)	11,575,801	(15,552,495)
Change in net unrealized gains (losses) on open contracts	(2,230,742)	65,008	(2,588,280)	1,335,455
Change in net unrealized gains (losses) on investment in Funds	(16,687,078)	(3,546,036)	(24,747,082)	1,722,884

Total trading results	(30,851,291)	(12,858,033)	(13,649,772)	(12,458,723)

Net income (loss)	(46,009,361)	(28,562,764)	(44,767,112)	(43,610,323)
Subscriptions — Limited Partners	20,715,369	31,543,000	40,656,608	67,322,000
Redemptions — Limited Partners	(35,111,365)	(20,895,762)	(69,470,663)	(44,254,874)

Net increase (decrease) in Partners’ Capital	(60,405,357)	(17,915,526)	(73,581,167)	(20,543,197)
Partners’ Capital, beginning of period	749,991,679	786,911,611	763,167,489	789,539,282

Partners’ Capital, end of period	$689,586,322	$768,996,085	$689,586,322	$768,996,085

Net asset value per unit (629,583.3789 and 670,119.2127 units outstanding in June 30, 2011 and 2010, respectively)	$1,095.31	$1,147.55	$1,095.31	$1,147.55

Net income (loss) per unit*	$(71.76)	$(42.25)	$(69.97)	$(65.16)

Weighted average units outstanding	646,285.6265	672,746.1421	652,138.8251	668,994.8079

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
As of June 30, 2011, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”) and DKR Fusion Management L.P. (“DKR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. SandRidge Capital L.P. (“SandRidge”) was terminated as of April 30, 2011. Sasco Energy Partners LLC (“Sasco”) was terminated as of May 31, 2011. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
June 30, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2.	Financial Highlights:
Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(65.72)	$(36.53)	$(57.17)	$(53.52)
Interest income	0.04	0.29	0.27	0.43
Expenses **	(6.08)	(6.01)	(13.07)	(12.07)

Increase (decrease) for the period	(71.76)	(42.25)	(69.97)	(65.16)
Net asset value per unit, beginning of period	1,167.07	1,189.80	1,165.28	1,212.71

Net asset value per unit, end of period	$1,095.31	$1,147.55	$1,095.31	$1,147.55

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011		2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(8.2)%	(8.0)%	(8.3)%		(8.1)%

Operating expenses	8.2%	8.1%	8.3%		8.1%
Incentive fees	—%	—%	0.0	%*****	—%

Total expenses	8.2%	8.1%	8.3%		8.1%

Total return:
Total return before incentive fees	(6.1)%	(3.6)%	(6.0)%		(5.4)%
Incentive fees	—%	—%	(0.0	)%*****	—%

Total return after incentive fees	(6.1)%	(3.6)%	(6.0)%		(5.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
3.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.
The customer agreements between the Partnership and CGM and the Funds and CGM or Morgan Stanley & Co. LLC, as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were 956 and 1,462, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were 1,127 and 1,376, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.
The following tables indicate the gross fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Currencies	$56,050
Grains	345,475
Interest Rates - U.S.	48,125
Interest Rates Non - U.S.	127,186
Softs	63,829

Total unrealized appreciation on open futures contracts	$640,665

Liabilities
Currencies	$(87,706)
Energy	(188,553)
Grains	(14,500)
Indices	(23,855)
Interest Rates - U.S.	(17,208)
Interest Rates Non - U.S.	(22,384)
Metals	(49,800)
Softs	(104,018)

Total unrealized depreciation on open futures contracts	$(508,024)

Net unrealized appreciation on open futures contracts	$132,641 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011		June 30, 2010
Sector	Gain (loss) from trading		Gain (loss) from trading	Gain (loss) from trading		Gain (loss) from trading
Currencies	$232,251		$671,637	$(526,059)		$1,124,477
Energy	(1,546,415)		(677,884)	1,037,865		(1,222,932)
Grains	(1,199,550)		(425,763)	(2,042,825)		(408,488)
Indices	(180,442)		(187,104)	(761,949)		(260,840)
Interest Rates — U.S.	246,725		1,236,682	126,474		1,046,720
Interest Rates Non — U.S.	82,611		1,580,989	(17,323)		1,652,154
Metals	(127,030)		571,205	475,855		(1,092,955)
Softs	(613,580)		9,580	1,229,471		532,752

Total	$(3,105,430	)***	$2,779,342 ***	$(478,491	)***	$1,370,888 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	6/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$640,665	$640,665	$—	$—
Investment in Funds	675,838,358	—	675,838,358	—

Total assets	676,479,023	640,665	675,838,358	—

Liabilities
Futures	$508,024	$508,024	$—	$—

Total liabilites	508,024	508,024	—	—

Net fair value	$675,970,999	$132,641	$675,838,358	$—

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,189,730	$3,189,730	$—	$—
Investment in Funds	734,276,743	—	734,276,743	—

Total assets	737,466,473	3,189,730	734,276,743	—

Liabilities
Futures	$468,809	$468,809	$—	$—

Total liabilites	468,809	468,809	—	—

Net fair value	$736,997,664	$2,720,921	$734,276,743	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
June 30, 2011
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
On March 1, 2009, the assets allocated to SandRidge for trading were in invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,408.1177 units of SandRidge Master with cash equal to $27,000,000. SandRidge Master was formed in order to permit commodity pools managed now or in the future by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of SandRidge Master. Individual and pooled accounts currently managed by SandRidge, including the Partnership, are permitted to be limited partners of SandRidge Master. The General Partner and SandRidge believe that trading through this structure should promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011 for cash equal to $14,786,676.
On October 1, 2010, the assets allocated to Sasco for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 19,612.3882 units of Sasco Master with cash equal to $25,535,000. Sasco Master was formed in order to permit commodity pools managed now or in the future by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Sasco Master on May 31, 2011 for cash equal to $51,987,122.
On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased KR Master with cash equal to $65,000,000. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.
On May 1, 2011, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master was formed to permit commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.
On June 1, 2011, the assets allocated to DKR for trading were invested in the Morgan Stanley Smith Barney DKR Fusion, LLC (“DKR I, LLC” or the “Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased DKR I, LLC with cash equal to $53,373,870. DKR I, LLC was formed to permit commodity pools managed now and in the future by DKR using DKR’s Quantitative Strategies Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the managing member of DKR I, LLC. Individual and pooled accounts currently managed by DKR, including the Partnership, are permitted to be non-managing members of DKR I, LLC. The General Partner and DKR believe that trading through this structure should promote efficiency and economy in the trading process.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
Winton Master’s, Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, Altis Master’s, KR Master’s and DKR I, LLC’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM, with the exception of DKR I, LLC, whose commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).
A limited partner/non-managing member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/non-managing member at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
Management and incentive fees are charged at the Partnership level, with the exception of DKR I, LLC, where the Partnership pays, indirectly, its pro rata portion of the management and incentive fees of the Trading Company. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.
At June 30, 2011, the Partnership owned approximately 87.9% of Drury Master, 78.0% of Willowbridge Master, 72.3% of Aspect Master, 70.1% of CFM Master, 6.1% of Winton Master, 58.4% of Graham Master, 82.9% of KR Master, 59.9% of Altis Master and 92.2% of DKR I, LLC. At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$128,299,462	$4,372,192	$123,927,270
Willowbridge Master	72,784,784	1,089,263	71,695,521
Aspect Master	161,590,568	1,233,120	160,357,448
CFM Master	110,748,889	930,779	109,818,110
Winton Master	839,242,715	3,738,831	835,503,884
Graham Master	163,117,009	1,643,146	161,473,863
KR Master	79,187,574	5,223,421	73,964,153
Altis Master	104,815,171	945,798	103,869,373
DKR I, LLC	53,190,582	101,283	53,089,299

Total	$1,712,976,754	$19,277,833	$1,693,698,921

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$123,117,898	$43,219	$123,074,679
Willowbridge Master	216,360,362	61,729	216,298,633
Aspect Master	157,910,582	46,523	157,864,059
CFM Master	163,136,901	63,667	163,073,234
Winton Master	883,842,483	122,612	883,719,871
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Sasco Master	81,882,294	198,664	81,683,630

Total	$2,376,855,334	$53,481,300	$2,323,374,034

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(74,287)	$(16,618,430)	$(16,692,717)
Willowbridge Master	(44,827)	8,404,000	8,359,173
Aspect Master	(49,767)	(4,157,070)	(4,206,837)
CFM Master	(413,674)	6,757,483	6,343,809
Winton Master	(103,633)	(11,692,933)	(11,796,566)
Graham Master	(236,860)	(7,784,946)	(8,021,806)
SandRidge Master	(180,388)	15,086,153	14,905,765
Sasco Master	(337,870)	3,450,469	3,112,599
KR Master	(52,101)	(3,925,641)	(3,977,742)
Altis Master	(86,627)	(11,353,961)	(11,440,588)
DKR I, LLC	(226,242)	(4,815,057)	(5,041,299)

Total	$(1,806,276)	$(26,649,933)	$(28,456,209)

	For the six months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(123,276)	$(12,642,242)	$(12,765,518)
Willowbridge Master	(70,386)	15,278,935	15,208,549
Aspect Master	(78,606)	(2,431,100)	(2,509,706)
CFM Master	(805,647)	15,051,950	14,246,303
Winton Master	(57,348)	10,541,599	10,484,251
Graham Master	(383,116)	(8,855,666)	(9,238,782)
SandRidge Master	(430,493)	30,129,226	29,698,733
Sasco Master	(707,823)	1,199,725	491,902
KR Master	(52,101)	(3,925,641)	(3,977,742)
Altis Master	(139,884)	(19,456,564)	(19,596,448)
DKR I, LLC	(342,706)	(4,994,570)	(5,337,276)

Total	$(3,191,386)	$19,895,652	$16,704,266

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

	For the three months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(69,788)	$(7,747,483)	$(7,817,271)
Willowbridge Master	(51,064)	(13,357,029)	(13,408,093)
Aspect Master	(66,054)	993,585	927,531
CFM Master	(790,115)	1,622,704	832,589
Winton Master	(13,583)	22,166,459	22,152,876
Graham Master	(136,035)	957,704	821,669
SandRidge Master	(388,928)	(68,950,382)	(69,339,310)

Total	$(1,515,567)	$(64,314,442)	$(65,830,009)

	For the six months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(109,339)	$(8,013,229)	$(8,122,568)
Willowbridge Master	(118,663)	(33,883,661)	(34,002,324)
Aspect Master	(113,944)	7,879,872	7,765,928
CFM Master	(1,392,449)	4,777,460	3,385,011
Winton Master	(110,017)	54,470,081	54,360,064
AAA Master	(1,831,646)	(43,998,970)	(45,830,616)
Graham Master	(235,351)	(2,985,482)	(3,220,833)
SandRidge Master	(650,172)	(84,183,590)	(84,833,762)

Total	$(4,561,581)	$(105,937,519)	$(110,499,100)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of			Expenses		Net
	Partnership's	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	15.80%	$108,927,166	$(14,602,277)	$58,273	$11,561	$(14,672,111)	Commodity Portfolio	Monthly
Willowbridge Master	8.11%	55,902,411	123,666	11,274	5,460	106,932	Commodity Portfolio	Monthly
Aspect Master	16.81%	115,928,778	(2,996,658)	31,895	9,030	(3,037,583)	Commodity Portfolio	Monthly
CFM Master	11.16%	76,979,879	5,548,964	297,235	10,259	5,241,470	Commodity Portfolio	Monthly
Winton Master	7.45%	51,370,575	1,051,124	9,050	1,289	1,040,785	Commodity Portfolio	Monthly
Graham Master	13.67%	94,276,716	(4,079,403)	138,272	8,712	(4,226,387)	Commodity Portfolio	Monthly
Sandridge Master	0.00%	—	(442,285)	1,833	1,074	(445,192)	Energy Portfolio	Monthly
Sasco Master	0.00%	—	2,546,775	196,180	61,863	2,288,732	Energy Portfolio	Monthly
KR Master	8.89%	61,301,723	(3,242,782)	36,844	7,560	(3,287,186)	Commodity Portfolio	Monthly
Altis Master	9.02%	62,191,446	(7,371,835)	35,640	7,118	(7,414,593)	Commodity Portfolio	Monthly
DKR I, LLC	7.10%	48,959,664	(4,255,329)	65,476	93,404	(4,414,209)	Commodity Portfolio	Monthly

Total		$675,838,358	$(27,720,040)	$881,972	$217,330	$(28,819,342)

	June 30, 2011		For the six months ended June 30, 2011
	% of			Expenses		Net
	Partnership's	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	15.80%	$108,927,166	$(11,093,475)	$107,195	$30,715	$(11,231,385)	Commodity Portfolio	Monthly
Willowbridge Master	8.11%	55,902,411	1,337,602	18,727	11,571	1,307,304	Commodity Portfolio	Monthly
Aspect Master	16.81%	115,928,778	(1,716,116)	58,415	25,574	(1,800,105)	Commodity Portfolio	Monthly
CFM Master	11.16%	76,979,879	11,939,030	595,585	37,850	11,305,595	Commodity Portfolio	Monthly
Winton Master	7.45%	51,370,575	3,618,454	23,706	4,965	3,589,783	Commodity Portfolio	Monthly
Graham Master	13.67%	94,276,716	(4,749,426)	236,561	23,001	(5,008,988)	Commodity Portfolio	Monthly
Sandridge Master	0.00%	—	1,710,045	33,570	11,848	1,664,627	Energy Portfolio	Monthly
Sasco Master	0.00%	—	819,472	430,592	95,550	293,330	Energy Portfolio	Monthly
KR Master	8.89%	61,301,723	(3,242,782)	36,844	7,560	(3,287,186)	Commodity Portfolio	Monthly
Altis Master	9.02%	62,191,446	(7,371,835)	35,640	7,118	(7,414,593)	Commodity Portfolio	Monthly
DKR I, LLC	7.10%	48,959,664	(4,255,329)	65,476	93,404	(4,414,209)	Commodity Portfolio	Monthly

Total		$675,838,358	$(13,004,360)	$1,642,311	$349,156	$(14,995,827)

	December 31, 2010		For the three months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	14.11%	$107,683,407	$(6,833,026)	$42,929	$45,307	$(6,921,262)	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(3,530,756)	25,543	5,721	(3,562,020)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	626,376	34,153	32,365	559,858	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	1,257,590	621,362	28,602	607,626	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	3,765,135	31,244	5,980	3,727,911	Commodity Portfolio	Monthly
Graham Master	13.82%	105,484,588	551,027	70,381	32,461	448,185	Commodity Portfolio	Monthly
SandRidge Master	9.59%	73,181,625	(11,285,741)	80,326	15,090	(11,381,157)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	—	—	—	—	Energy Portfolio	Monthly

Total		$734,276,743	$(15,449,395)	$905,938	$165,526	$(16,520,859)

	December 31, 2010		For the six months ended June 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	14.11%	$107,683,407	$(7,040,623)	$76,656	$58,979	$(7,176,258)	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(9,524,608)	48,687	11,228	(9,584,523)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	4,855,149	65,672	42,138	4,747,339	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	3,746,154	1,087,484	42,733	2,615,937	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	9,640,287	62,048	9,101	9,569,138	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.82%	105,484,588	(1,053,623)	127,077	41,678	(1,222,378)	Commodity Portfolio	Monthly
SandRidge Master	9.59%	73,181,625	(14,038,901)	127,186	27,597	(14,193,684)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	—	—	—	—	Energy Portfolio	Monthly

Total		$734,276,743	$(13,551,147)	$1,605,413	$235,473	$(15,392,033)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM, Morgan Stanley & Co. LLC or their affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued, Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities . This new guidance is not expected to have a material impact on the Partnership’s/Fund’s financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2011, Partnership capital decreased 9.6% from $763,167,489 to $689,586,322. This decrease was attributable to the redemptions of 59,933.2444 Redeemable Units resulting in an outflow of $69,470,663, coupled with the net loss from operations of $44,767,112, which was offset by the subscriptions of 34,594.2600 Redeemable Units totaling $40,656,608. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the second quarter of 2011, the Partnership’s net asset value per unit decreased 6.1% from $1,167.07 to 1,095.31 as compared to a decrease of 3.6% in the same period of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2011 of $30,851,291. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $12,858,033. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates.
The most significant losses were incurred within the energy sector, primarily during May and June, due to long futures positions in crude oil and its related products as prices moved lower amid concern energy demand may weaken. Losses were also experienced within the metals markets, primarily during May and June, due to long positions in copper, nickel, and aluminum futures as base metals prices fell as a slowing global economy and a rising U.S. dollar eroded the appeal of commodities as an investment and eased the risk of accelerating inflation. Within the agricultural complex, losses were recorded primarily in April from long positions in cotton futures as prices declined on concern demand may slow from China, the world’s biggest buyer of the fiber. Further losses were experienced during June due to long positions in corn futures as prices fell sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Within the global stock index sector, losses were recorded primarily during May and June, from long positions in Pacific Rim, U.S., and European equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Gains were also experienced within the currency markets, primarily during April, from long positions in the Swiss franc, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
During the Partnership’s six months ended June 30, 2011, the net asset value per Redeemable Unit decreased 6.0% from $1,165.28 to $1,095.31 as compared to a decrease of 5.4% in the same period of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2011 of $13,649,772. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $12,458,723. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates.
The most significant losses were incurred within the global stock index sector, primarily during May and June, from long positions in Pacific Rim, European, and U.S. equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis. Additional losses were experienced in this sector during March from long positions in Pacific Rim and European equity index futures as prices moved lower. Within the agricultural complex, losses were incurred throughout a majority of the first half of the year from positions in soybean futures as prices moved without consistent direction on weather related concerns and other supply and demand factors. Further losses were incurred within this sector during March from long positions cocoa futures as prices fell on signs the political turmoil in the Ivory Coast, the world’s largest producer of cocoa, may be easing. Meanwhile, long positions in corn futures resulted in losses as prices declined sharply in June. Losses were also experienced within the metals markets, primarily during May and June, due to long positions in copper, nickel, and aluminum futures as base metals prices fell amid a slowing global economy and a rising U.S. dollar. Within the global interest rate sector, losses were experienced primarily during April, from short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the energy markets, primarily during the first four months of the year, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt and Libya stoked worries that protests may spread to crude-producing parts of the Middle East. Gains were also experienced within the currency markets, primarily during April, from long positions in the Australian dollar, euro, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield determined weekly by CGM. MS&Co. credits DKR I, LLC at each month-end with interest income on the assets on deposit with MS&Co. (such interest income ultimately flows to the Fund based on its percentage ownership of DKR I, LLC). Interest income for the three and six months ended June 30, 2011 decreased by $169,439 and $114,077, respectively as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM/MS&Co. has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased $626,332 and $637,464, respectively as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to a decrease in average net assets for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions or as described in the advisory agreement among the Partnership/Trading Company, the General Partner and each Advisor. Management fees for the three and six months ended June 30, 2011 decreased $300,450 and $348,469, respectively as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets for the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership/Trading Company, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2011 resulted in incentive fees of $0 and $347,609, respectively. There were no incentive fees earned for the three and six months ended June 30, 2010. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $689,586,322.

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$24,795,917	3.60%
Currencies	30,411,451	4.41%
Indices	11,296,214	1.64%
Interest Rates	23,831,268	3.45%

Total	$90,334,850	13.10%

     As of December 31, 2010, the Partnership’s total capitalization was $763,167,489.

	December 31, 2010
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$17,027,277	2.23%
Energy	18,382,741	2.41%
Grains	3,360,398	0.44%
Indices	13,933,328	1.83%
Interest Rates U.S.	8,649,152	1.13%
Interest Rates Non-U.S.	7,377,323	0.97%
Livestock	1,844,941	0.24%
Metals	6,948,426	0.91%
Softs	3,734,248	0.49%

Total	$81,257,834	10.65%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$390,200	0.06%	$775,720	$328,900	$422,687
Energy	189,138	0.03%	728,756	35,000	300,864
Grains	232,750	0.03%	453,000	80,850	242,917
Indices	153,850	0.02%	366,200	32,500	176,650
Interest Rates U.S.	515,265	0.08%	520,470	164,140	375,782
Interest Rates Non -U.S.	90,000	0.01%	948,084	90,000	461,055
Metals	250,400	0.04%	823,700	48,600	456,800
Softs	81,817	0.01%	264,793	45,890	111,186

Total	$1,903,420	0.28%

*	Average of month-end Values at Risk
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$700,600	0.09%	$1,005,600	$28,800	$596,618
Energy	494,420	0.06%	600,500	36,500	431,918
Grains	587,000	0.08%	664,000	13,875	342,870
Indices	133,361	0.02%	204,731	48,781	123,711
Interest Rates U.S.	361,250	0.05%	411,200	40,000	276,068
Interest Rates Non -U.S.	575,201	0.07%	615,037	102,218	425,813
Metals	822,000	0.11%	822,000	39,984	475,734
Softs	1,121,800	0.15%	1,121,800	176,000	507,714

Total	$4,795,632	0.63%

*	Annual average of month-end Value at Risk

As of June 30, 2011, Drury Master’s total capitalization was $123,927,270. The Partnership owned approximately 87.9% of Drury Master. As of June 30, 2011, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$8,409,316	6.78%	$10,354,047	$8,004,087	$8,723,314
Energy	2,066,802	1.67%	2,066,802	97,500	1,387,636
Grains	1,595,040	1.29%	1,595,040	257,850	797,768
Indices	3,906,229	3.15%	8,249,728	3,906,229	5,630,735
Interest Rates U.S.	1,255,950	1.01%	1,673,050	1,255,950	1,506,517
Interest Rates Non-U.S.	4,137,363	3.34%	7,351,133	2,713,242	3,621,089
Metals	3,626,663	2.93%	4,984,254	1,557,461	3,357,327
Softs	1,434,882	1.16%	1,651,654	508,252	1,242,063

Total	$26,432,245	21.33%

*	Average of month-end Values at Risk
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

As of June 30, 2011, Willowbridge Master’s total capitalization was $71,695,521. The Partnership owned approximately 78.0% of Willowbridge Master. As of June 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$722,070	1.01%	$2,879,258	$509,592	$967,661
Energy	1,023,000	1.43%	4,681,000	181,500	1,754,417
Grains	726,000	1.01%	1,031,250	66,000	653,875
Interest Rates U.S.	316,800	0.44%	1,654,100	316,800	494,667
Interest Rates Non-U.S.	819,328	1.14%	2,784,138	687,641	918,156
Metals	868,725	1.21%	4,137,702	280,500	1,432,907
Softs	336,600	0.47%	3,503,200	242,550	931,350

Total	$4,812,523	6.71%

*	Average of month-end Values at Risk
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

As of June 30, 2011, Aspect Master’s total capitalization was $160,357,448. The Partnership owned approximately 72.3% of Aspect Master. As of June 30, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,644,755	4.14%	$9,705,808	$6,644,755	$8,426,784
Energy	950,544	0.59%	2,078,345	856,518	1,280,704
Grains	123,592	0.08%	498,219	123,592	340,962
Indices	1,221,773	0.76%	2,915,866	914,885	1,958,623
Interest Rates U.S.	1,448,950	0.90%	2,289,150	1,118,150	1,618,750
Interest Rates Non-U.S.	6,697,399	4.18%	6,742,007	1,784,812	4,313,958
Livestock	33,755	0.02%	131,900	31,500	61,990
Lumber	9,000	0.01%	9,000	1,000	7,500
Metals	916,286	0.57%	1,578,653	811,801	1,137,353
Softs	425,101	0.27%	627,776	410,674	487,133

Total	$18,471,155	11.52%

*	Average of month-end Values at Risk

**	Due to rounding
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

As of June 30, 2011, CFM Master’s total capitalization was $109,818,110. The Partnership owned approximately 70.1% of CFM Master. As of June 30, 2011, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,711,600	2.47%	$5,365,500	$1,502,244	$2,938,851
Energy	267,885	0.24%	1,093,591	194,067	511,419
Grains	387,164	0.35%	712,062	251,317	421,061
Indices	4,844,141	4.41%	8,797,600	1,022,150	5,652,637
Interest Rates U.S.	2,537,150	2.31%	6,531,050	597,960	4,156,317
Interest Rates Non -U.S.	3,435,682	3.13%	5,003,129	1,912,197	2,984,644
Livestock	35,650	0.04%	71,650	15,025	47,525
Metals	1,339,409	1.22%	1,851,754	369,067	1,469,115
Softs	288,206	0.26%	493,369	214,625	322,002

Total	$15,846,887	14.43%

*	Average of month-end Values at Risk

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

As of June 30, 2011, Winton Master’s total capitalization was $835,503,884. The Partnership owned approximately 6.1% of Winton Master. As of June 30, 2011, Winton Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Winton for trading) was as follows:

June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$17,884,383	2.14%	$18,064,632	$9,728,469	$12,891,577
Energy	2,064,453	0.25%	4,524,046	2,021,975	3,418,682
Grains	1,801,281	0.21%	2,972,716	1,801,281	2,487,708
Indices	9,886,505	1.18%	15,338,993	8,657,696	12,190,872
Interest Rates U.S.	6,770,600	0.81%	8,976,950	2,472,700	5,655,283
Interest Rates Non-U.S.	11,289,812	1.35%	11,519,611	1,680,246	6,020,488
Livestock	234,400	0.03%	340,400	42,650	242,067
Metals	5,477,650	0.66%	6,615,109	5,009,664	5,661,383
Softs	1,664,712	0.20%	1,664,712	329,218	1,107,992

Total	$57,073,796	6.83%

*	Average of month-end Values at Risk.

**	Due to rounding.
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

As of June 30, 2011, Graham Master’s total capitalization was $161,473,863. The Partnership owned approximately 58.4% of Graham Master. As of June 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,555,324	8.40%	$13,555,324	$8,726,569	$11,581,843
Energy	1,054,172	0.65%	1,790,886	646,679	1,209,214
Grains	392,062	0.24%	561,012	325,891	400,296
Indices	2,488,837	1.54%	8,218,707	1,625,857	3,260,028
Interest Rates U.S.	968,150	0.60%	4,564,925	968,150	2,351,225
Interest Rates Non-U.S.	1,987,740	1.23%	2,505,732	795,437	1,561,437
Livestock	66,000	0.04%	88,800	6,000	40,800
Metals	1,263,511	0.78%	1,753,698	740,183	1,078,290
Softs	332,954	0.21%	508,137	247,550	337,506

Total	$22,108,750	13.69%

*	Average of month-end Values at Risk.
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

As of June 30, 2011, KR Master’s total capitalization was $73,964,153. The Partnership owned approximately 82.9% of KR Master. As of June 30, 2011, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:
June 30, 2011

			For the period ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$777,164	1.05%	$1,515,141	$185,991	$910,144
Grains	890,950	1.21%	2,029,031	464,452	1,356,665
Livestock	1,225	0.00%**	103,225	1,225	32,425
Metals	2,414,305	3.26%	2,917,921	938,921	2,240,957
Softs	519,962	0.70%	1,209,019	441,785	620,167

Total	$4,603,606	6.22%

*	For the period May 1, 2011 (commencement of trading operations) to June 30, 2011 average of month-end Value at Risk.

**	Due to rounding.
As of June 30, 2011, Altis Master’s total capitalization was $103,869,373. The Partnership owned approximately 59.9% of Altis Master. As of June 30, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,577,430	2.48%	$4,043,859	$1,499,893	$2,914,230
Energy	1,327,961	1.28%	2,954,905	374,821	1,279,237
Grains	519,081	0.50%	1,290,740	326,477	656,920
Indices	1,616,300	1.56%	4,865,066	719,883	2,328,540
Interest Rates U.S.	480,200	0.46%	1,007,400	445,650	617,058
Interest Rates Non -U.S.	1,700,061	1.64%	1,814,978	535,752	1,269,522
Livestock	150,410	0.14%	244,350	52,475	115,828
Lumber	27,000	0.03%	69,000	13,500	25,500
Metals	1,229,811	1.18%	2,447,050	644,520	1,129,073
Softs	778,782	0.75%	1,748,653	495,644	1,024,497

Total	$10,407,036	10.02%

*	Average of month-end Values at risk
As of June 30, 2011, DKR I, LLC’s total capitalization was $53,089,299. The Partnership owned approximately 92.2% of DKR I, LLC. As of June 30, 2011, DKR I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to DKR for trading) was as follows:
June 30, 2011

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodities	$2,088,362	3.94%	$2,789,492	$771,090	$1,741,421
Currencies	5,217,051	9.83%	7,053,801	2,196,624	4,605,912
Interest Rates	3,605,840	6.79%	5,481,695	2,421,110	4,596,477
Indices	517,371	0.97%	1,289,065	116,467	451,095

Total	$11,428,624	21.53%

*	For the period of June 1, 2011 (date of which the Partnership invested in DKR I, LLC) to June 30, 2011 average of month-end Value at Risk.

Item 4.   Controls and Procedures.
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.   Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended June 30, 2011, there were additional subscriptions of 17,609.7206 Redeemable Units totaling $20,715,369. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds of net offering were used for the trading of commodity interests including futures contracts, swaps, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	9,908.1489	$1,217.74	N/A	N/A
May 1, 2011 – May 31, 2011	5,864.5666	$1,150.01	N/A	N/A
June 1, 2011 – June 30, 2011	14,883.0065	$1,095.31	N/A	N/A
	30,655.7220	$1,145.34

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information. None.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2010 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2010 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2010 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Management Agreement among the Partnership, the General Partner and Winton (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton for 2010 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2010 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.12	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
32.1 — Section 1350 Certification (Certification of President and Director)
32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)
101. INS     XBRL Instance Document.
101. SCH    XBRL Taxonomy Extension Schema Document.
101. CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB    XBRL Taxonomy Extension Label Linkbase Document.
101. PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 15, 2011