Form 10-Q
period 2011-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2011-11-14
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of October 31, 2011, 614,776.3031 Limited Partnership Redeemable Units were outstanding.

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
101. SCH    XBRL Taxonomy Extension Schema Document.
101. CAL    XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB    XBRL Taxonomy Extension Label Linkbase Document.
101. PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Tactical Diversified Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010

Assets:

Investment in Funds, at fair value	$677,557,040	$734,276,743
Equity in trading account:
Cash	29,464,905	37,455,804
Cash margin	4,762,037	5,998,581
Net unrealized appreciation on open futures contracts	2,077,799	2,720,921

Total trading equity	713,861,781	780,452,049
Interest receivable	0	2,913

Total assets	$713,861,781	$780,454,962

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage fees	$3,271,865	$3,577,085
Management fees	1,091,037	1,249,495
Incentive fees	0	364,790
Other	343,409	158,419
Redemptions payable	7,073,733	11,937,684

Total liabilities	11,780,044	17,287,473

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at September 30, 2011 and December 31, 2010	8,465,043	8,755,366
Limited Partners, 615,650.2727 and 647,408.8339 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	693,616,694	754,412,123

Total partners’ capital	702,081,737	763,167,489

Total liabilities and partners’ capital	$713,861,781	$780,454,962

Net asset value per unit	$1,126.64	$1,165.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	75	$(20,175)	(0.00	) *%
Interest Rates – U.S.	168	437,849	0.06
Interest Rates Non – U.S.	192	(44,415)	(0.01)

Total futures contracts purchased		373,259	0.05

Futures Contracts Sold
Currencies	164	364,350	0.05
Energy	111	327,677	0.05
Grains	227	873,600	0.12
Indices	29	(31,326)	(0.01)
Metals	40	61,425	0.01
Softs	210	108,814	0.02

Total futures contracts sold		1,704,540	0.24

Investment in Funds
CMF Drury Capital Master Fund L.P.		107,191,364	15.27
CMF Willowbridge Argo Master Fund L.P.		59,663,031	8.50
CMF Aspect Master Fund L.P.		119,383,110	17.01
CMF Capital Fund Management Master Fund L.P.		95,301,717	13.57
CMF Graham Capital Master Fund L.P.		87,719,121	12.49
KR Master Fund L.P.		104,188,534	14.84
CMF Altis Partners Master Fund L.P.		104,110,163	14.83

Total investment in Funds		677,557,040	96.51

Net fair value		$679,634,839	96.80%

*	Due to rounding.
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

Tactical Diversified Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$1,103	$10,033	$11,470	$22,934
Interest income from investment in Funds	22,225	193,944	189,146	472,408

Total investment income	23,328	203,977	200,616	495,342

Expenses:
Brokerage fees including clearing fees	10,596,140	11,292,670	33,330,354	34,664,348
Management fees	3,309,142	3,651,290	10,575,162	11,265,779
Incentive fees	521,073	0	868,682	0
Other	175,909	126,383	1,122,694	583,181

Total expenses	14,602,264	15,070,343	45,896,892	46,513,308

Net investment income (loss)	(14,578,936)	(14,866,366)	(45,696,276)	(46,017,966)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	1,870,604	2,368,099	3,980,393	2,403,532
Net realized gains (losses) on investment in Funds	14,754,214	(18,008,775)	26,330,015	(33,561,270)
Change in net unrealized gains (losses) on open contracts	1,945,158	2,442,477	(643,122)	3,777,932
Change in net unrealized gains (losses) on investment in Funds	16,003,605	17,599,989	(8,743,477)	19,322,873

Total trading results	34,573,581	4,401,790	20,923,809	(8,056,933)

Net income (loss)	19,994,645	(10,464,576)	(24,772,467)	(54,074,899)
Subscriptions — Limited Partners	15,675,764	15,481,000	56,332,372	82,803,000
Redemptions — Limited Partners	(23,174,994)	(20,628,964)	(92,645,657)	(64,883,838)

Net increase (decrease) in Partners’ Capital	12,495,415	(15,612,540)	(61,085,752)	(36,155,737)
Partners’ Capital, beginning of period	689,586,322	768,996,085	763,167,489	789,539,282

Partners’ Capital, end of period	$702,081,737	$753,383,545	$702,081,737	$753,383,545

Net asset value per unit (623,163.8021 and 665,475.9152 outstanding in September 30, 2011 and 2010, respectively)	$1,126.64	$1,132.10	$1,126.64	$1,132.10

Net income (loss) per unit*	$31.33	$(15.45)	$(38.64)	$(80.61)

Weighted average units outstanding	633,077.4161	673,625.7951	645,785.0221	670,538.4703

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
As of September 30, 2011, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Winton Capital Management Limited (“Winton”) and DKR Fusion Management L.P. (“DKR”) were terminated as of August 31, 2011. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.
The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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
September 30, 2011
(Unaudited)
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
2.	Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$37.61	$(10.15)	$(19.56)	$(63.67)
Interest income	0.03	0.30	0.30	0.73
Expenses **	(6.31)	(5.60)	(19.38)	(17.67)

Increase (decrease) for the period	31.33	(15.45)	(38.64)	(80.61)
Net asset value per unit, beginning of period	1,095.31	1,147.55	1,165.28	1,212.71

Net asset value per unit, end of period	$1,126.64	$1,132.10	$1,126.64	$1,132.10

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before incentive fees****	(7.9)%		(7.8)%	(8.1)%	(8.0)%

Operating expenses	7.9%		7.9%	8.2%	8.1%
Incentive fees	0.1%		—%	0.1%	—%

Total expenses	8.0%		7.9%	8.3%	8.1%

Total return:
Total return before incentive fees	2.9%		(1.3)%	(3.2)%	(6.6)%
Incentive fees	0.0	%*****	—%	(0.1)%	—%

Total return after incentive fees	2.9%		(1.3)%	(3.3)%	(6.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 was 1,262 and 1,467, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 was 1,172 and 1,406 respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.
The following tables indicate the gross fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Currencies	$416,550
Energy	327,677
Grains	873,600
Interest Rates - U.S.	444,749
Interest Rates Non - U.S.	71,788
Metals	61,425
Softs	155,400

Total unrealized appreciation on open futures contracts	$2,351,189

Liabilities
Currencies	$(72,375)
Indices	(31,326)
Interest Rates - U.S.	(6,900)
Interest Rates Non - U.S.	(116,203)
Softs	(46,586)

Total unrealized depreciation on open futures contracts	$(273,390)

Net unrealized appreciation on open futures contracts	$2,077,799 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$498,690	$1,610,327	$(27,369)	$2,734,804
Energy	(614,529)	(1,098,182)	423,336	(2,321,114)
Grains	(349,075)	1,082,276	(2,391,900)	673,788
Indices	47,040	(206,939)	(714,909)	(467,779)
Interest Rates — U.S.	1,703,759	983,281	1,830,233	2,030,001
Interest Rates Non — U.S.	2,470,086	551,927	2,452,763	2,204,081
Metals	197,325	736,965	673,180	(355,990)
Softs	(137,534)	1,150,921	1,091,937	1,683,673

Total	$3,815,762 ***	$4,810,576 ***	$3,337,271 ***	$6,181,464 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	9/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,351,189	$2,351,189	$—	$—
Investment in Funds	677,557,040	—	677,557,040	—

Total assets	679,908,229	2,351,189	677,557,040	—

Liabilities
Fututres	$273,390	$273,390	$—	$—

Total liabilites	273,390	273,390	—	—

Net fair value	$679,634,839	$2,077,799	$677,557,040	$—

		Quoted Prices in
		Active Markets for Identical	Significant Other Observable Inputs	Significant Unobservable
	12/31/2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,189,730	$3,189,730	$—	$—
Investment in Funds	734,276,743	—	734,276,743	—

Total assets	737,466,473	3,189,730	734,276,743	—

Liabilities
Futures	$468,809	$468,809	$—	$—

Total liabilites	468,809	468,809	—	—

Net fair value	$736,997,664	$2,720,921	$734,276,743	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
5.	Investment in Funds:
The assets allocated to JWH for trading are invested directly pursuant to JWH’s Global Analytics Program.
On December 1, 2004, the assets allocated to Winton for trading were invested in the CMF Winton Master L.P. (“Winton Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 52,981.2908 units of Winton Master with cash equal to $57,471,493. Winton Master was formed in order to permit accounts managed now or in the future by Winton using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Winton Master. Individual and pooled accounts currently managed by Winton, including the Partnership, are permitted to be limited partners of Winton Master. The General Partner and Winton believe that trading through this structure should promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Winton Master on August 31, 2011 for cash equal to $29,538,004.
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
September 30, 2011
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
On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a fundamental and technical trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.
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
On June 1, 2011, the assets allocated to DKR for trading were invested in the Morgan Stanley Smith Barney DKR Fusion, LLC (“DKR I, LLC” or the “Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in DKR I, LLC with cash equal to $53,373,870. DKR I, LLC was formed to permit commodity pools managed now and in the future by DKR using DKR’s Quantitative Strategies Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in DKR I, LLC on August 31, 2011 for cash equal to $63,781,467.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2011.
Aspect Master’s Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, Altis Master’s and KR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
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
At September 30, 2011, the Partnership owned approximately 87.8% of Drury Master, 78.4% of Willowbridge Master, 71.7% of Aspect Master, 72.9% of CFM Master, 61.4% of Graham Master, 89.4% of KR Master and 71.2% of Altis Master. At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$126,827,645	$4,810,078	$122,017,567
Willowbridge Master	76,174,792	57,397	76,117,395
Aspect Master	166,609,631	28,543	166,581,088
CFM Master	130,745,210	53,592	130,691,618
Graham Master	143,001,399	43,258	142,958,141
KR Master	122,218,438	5,685,359	116,533,079
Altis Master	146,295,236	46,900	146,248,336

Total	$911,872,351	$10,725,127	$901,147,224

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$123,117,898	$43,219	$123,074,679
Willowbridge Master	216,360,362	61,729	216,298,633
Aspect Master	157,910,582	46,523	157,864,059
CFM Master	163,136,901	63,667	163,073,234
Winton Master	883,842,483	122,612	883,719,871
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Sasco Master	81,882,294	198,664	81,683,630

Total	$2,376,855,334	$53,481,300	$2,323,374,034

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(63,960)	$351,374	$287,414
Willowbridge Master	(26,164)	6,231,581	6,205,417
Aspect Master	(41,821)	17,484,618	17,442,797
CFM Master	(255,559)	21,126,133	20,870,574
Winton Master	(115,599)	65,557,693	65,442,094
Graham Master	(213,853)	(7,001,386)	(7,215,239)
KR Master	(101,424)	(2,674,155)	(2,775,579)
Altis Master	(70,204)	(5,750,190)	(5,820,394)
DKR I, LLC	(614,534)	6,405,194	5,790,660

Total	$(1,503,118)	$101,730,862	$100,227,744

	For the nine months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(187,236)	$(12,290,868)	$(12,478,104)
Willowbridge Master	(96,550)	21,510,516	21,413,966
Aspect Master	(120,427)	15,053,518	14,933,091
CFM Master	(1,061,206)	36,178,083	35,116,877
Winton Master	(172,947)	76,099,292	75,926,345
Graham Master	(596,969)	(15,857,052)	(16,454,021)
SandRidge Master	(584,251)	48,322,928	47,738,677
Sasco Master	(707,823)	1,199,725	491,902
KR Master	(153,525)	(6,599,796)	(6,753,321)
Altis Master	(210,088)	(25,206,754)	(25,416,842)
DKR I, LLC	(957,240)	1,410,624	453,384

Total	$(4,848,262)	$139,820,216	$134,971,954

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

	For the three months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(60,057)	$3,181,938	$3,121,881
Willowbridge Master	(28,204)	(2,263,514)	(2,291,718)
Aspect Master	(14,082)	11,582,903	11,568,821
CFM Master	(685,321)	(13,238,744)	(13,924,065)
Winton Master	63,386	26,050,805	26,114,191
Graham Master	(93,915)	5,920,237	5,826,322
SandRidge Master	(299,798)	(42,934,957)	(43,234,755)

Total	$(1,117,991)	$(11,701,332)	$(12,819,323)

	For the nine months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(169,396)	$(4,831,291)	$(5,000,687)
Willowbridge Master	(146,867)	(36,147,175)	(36,294,042)
Aspect Master	(128,026)	19,462,775	19,334,749
CFM Master	(2,077,770)	(8,461,284)	(10,539,054)
Winton Master	(46,631)	80,520,886	80,474,255
AAA Master	(2,428,159)	(34,508,985)	(36,937,144)
Graham Master	(329,266)	2,934,755	2,605,489
SandRidge Master	(949,970)	(127,118,547)	(128,068,517)

Total	$(6,276,085)	$(108,148,866)	$(114,424,951)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of			Expenses		Net
	Partnership's	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	15.27%	$107,191,364	$310,676	$43,738	$15,759	$251,179	Commodity Portfolio	Monthly
Willowbridge Master	8.50%	59,663,031	4,870,827	10,648	11,521	4,848,658	Commodity Portfolio	Monthly
Aspect Master	17.01%	119,383,110	12,497,777	26,758	6,778	12,464,241	Commodity Portfolio	Monthly
CFM Master	13.57%	95,301,717	15,036,816	172,719	11,960	14,852,137	Commodity Portfolio	Monthly
Winton Master	0.00%	—	2,815,174	3,369	588	2,811,217	Commodity Portfolio	Monthly
Graham Master	12.49%	87,719,121	(4,281,757)	117,060	13,761	(4,412,578)	Commodity Portfolio	Monthly
KR Master	14.84%	104,188,534	(2,532,125)	68,236	21,733	(2,622,094)	Commodity Portfolio	Monthly
Altis Master	14.83%	104,110,163	(3,870,539)	36,457	12,776	(3,919,772)	Commodity Portfolio	Monthly
DKR I, LLC	0.00%	—	5,933,195	184,865	400,360	5,347,970	Commodity Portfolio	Monthly

Total		$677,557,040	$30,780,044	$663,850	$495,236	$29,620,958

	September 30, 2011		For the nine months ended September 30, 2011
	% of			Expenses		Net
	Partnership's	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	15.27%	$107,191,364	$(10,782,799)	$150,933	$46,474	$(10,980,206)	Commodity Portfolio	Monthly
Willowbridge Master	8.50%	59,663,031	6,208,429	29,375	23,092	6,155,962	Commodity Portfolio	Monthly
Aspect Master	17.01%	119,383,110	10,781,661	85,173	32,352	10,664,136	Commodity Portfolio	Monthly
CFM Master	13.57%	95,301,717	26,975,846	768,304	49,810	26,157,732	Commodity Portfolio	Monthly
Winton Master	0.00%	—	6,433,628	27,075	5,553	6,401,000	Commodity Portfolio	Monthly
Graham Master	12.49%	87,719,121	(9,031,183)	353,621	36,762	(9,421,566)	Commodity Portfolio	Monthly
Sandridge Master	0.00%	—	1,710,045	33,570	11,848	1,664,627	Energy Portfolio	Monthly
Sasco Master	0.00%	—	819,472	430,592	95,550	293,330	Energy Portfolio	Monthly
KR Master	14.84%	104,188,534	(5,774,907)	105,080	29,293	(5,909,280)	Commodity Portfolio	Monthly
Altis Master	14.83%	104,110,163	(11,242,374)	72,097	19,894	(11,334,365)	Commodity Portfolio	Monthly
DKR I, LLC	0.00%	—	1,677,866	250,341	493,764	933,761	Commodity Portfolio	Monthly

Total		$677,557,040	$17,775,684	$2,306,161	$844,392	$14,625,131

	December 31, 2010		For the three months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	14.11%	$107,683,407	$2,903,985	$70,216	$10,261	$2,823,508	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(577,262)	18,618	6,275	(602,155)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	7,455,875	29,160	8,010	7,418,705	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	(10,258,039)	552,864	18,598	(10,829,501)	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	4,150,107	23,622	4,513	4,121,972	Commodity Portfolio	Monthly
Graham Master	13.82%	105,484,588	3,455,764	74,078	7,068	3,374,618	Commodity Portfolio	Monthly
SandRidge Master	9.59%	73,181,625	(7,345,272)	61,281	18,157	(7,424,710)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	—	—	—	—	Energy Portfolio	Monthly

Total		$734,276,743	$(214,842)	$829,839	$72,882	$(1,117,563)

	December 31, 2010		For the nine months ended September 30, 2010
	% of			Expenses		Net
	Partnership’s	Fair	Income			Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Drury Master	14.11%	$107,683,407	$(4,136,638)	$146,872	$69,240	$(4,352,750)	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(10,101,870)	67,305	17,503	(10,186,678)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	12,311,024	94,832	50,148	12,166,044	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	(6,511,885)	1,640,348	61,331	(8,213,564)	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	13,790,394	85,670	13,614	13,691,110	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.82%	105,484,588	2,402,141	201,155	48,746	2,152,240	Commodity Portfolio	Monthly
SandRidge Master	9.59%	73,181,625	(21,384,173)	188,467	45,754	(21,618,394)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	—	—	—	—	Energy Portfolio	Monthly

Total		$734,276,743	$(13,765,989)	$2,435,252	$308,355	$(16,509,596)

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
6.	Financial Instrument Risks:
In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or its affiliates is the sole counterparty or broker with respect to the Partnership’s/Funds’ asset. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Tactical Diversified Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
September 30, 2011
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued, Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities . This new guidance is not expected to have a material impact on the Partnership’s/Funds’ financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, and net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.
The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2011, Partnership capital decreased 8.0% from $763,167,489 to $702,081,737. This decrease was attributable to the redemptions of 80,408.5597 Redeemable Units resulting in an outflow of $92,645,657, coupled with the net loss from operations of $24,772,467, which was offset by the subscriptions of 48,649.9985 Redeemable Units totaling $56,332,372. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
During the third quarter of 2011, the Partnership’s net asset value per unit increased 2.9% from $1,095.31 to $1,126.64 as compared to a decrease of 1.3% in the same period of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $34,573,581. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $4,401,790. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, energy, grains and indices.
     The most significant gains were experienced within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency markets, primarily during August, from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Within the global stock index sector, losses were recorded during July and August due to long positions in U.S., European, and Pacific Rim equity index futures as prices declined amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Further losses were recorded within this sector during September from long positions in coffee futures as prices fell amid stable stockpiles before harvesting begins in Central America and Colombia. Within the energy sector, losses were recorded primarily during August from long futures positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.
During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 3.3% from $1,165.28 to $1,126.64 as compared to a decrease of 6.6% in the same period of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $20,923,809. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2010 of $8,056,933. Losses were primarily attributable to the Partnership/Funds’ trading in energy, grains, livestock, metals and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and softs.
     Within the global stock index markets, losses were incurred primarily during March, May, July, and August. During March, long positions in Pacific Rim and European equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices dropped amid ongoing concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the currency sector, losses were recorded primarily during May, from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were recorded during August and September from long positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the energy complex, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector from long positions in U.S., European, and Australian fixed income futures as prices advanced higher throughout the majority of the third quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.
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
Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2011 decreased by $180,649 and $294,726, respectively as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM/MS&Co. has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased $696,530 and $1,333,994, respectively as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to a decrease in average net assets for the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions or as described in the advisory agreement among the Partnership/Trading Company, the General Partner and each Advisor. Management fees for the three and nine months ended September 30, 2011 decreased $342,148 and $690,617, respectively as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets for the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the management agreement among the Partnership/Trading Company, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $521,073 and $868,682, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2010. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $702,081,737.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$11,251,205	1.60%
Energy	8,767,099	1.25%
Grains	3,215,064	0.46%
Interest Rates U.S.	3,819,208	0.54%
Interest Rates Non-U.S.	10,645,821	1.52%
Livestock	3,409,004	0.48%
Lumber	23,534	0.00%
Metals	8,926,166	1.27%
Softs	4,118,025	0.59%
Indices	4,328,972	0.62%

Total	$58,504,098	8.33%

     As of December 31, 2010, the Partnership’s total capitalization was $763,167,489.

	December 31, 2010
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$17,027,277	2.23%
Energy	18,382,741	2.41%
Grains	3,360,398	0.44%
Indices	13,933,328	1.83%
Interest Rates U.S.	8,649,152	1.13%
Interest Rates Non-U.S.	7,377,323	0.97%
Livestock	1,844,941	0.24%
Metals	6,948,426	0.91%
Softs	3,734,248	0.49%

Total	$81,257,834	10.65%

     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$569,200	0.08%	$702,250	$292,400	$525,400
Energy	507,192	0.07%	590,656	42,500	421,557
Grains	499,250	0.07%	499,250	168,000	379,683
Indices	91,354	0.01%	265,896	40,937	138,908
Interest Rates U.S.	315,200	0.04%	351,200	126,350	298,583
Interest Rates Non -U.S.	651,828	0.10%	747,033	492,196	644,143
Metals	740,000	0.11%	1,320,000	90,000	1,022,667
Softs	509,600	0.07%	872,960	197,760	598,053

Total	$3,883,624	0.55%

*	Average of month-end Values at Risk
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$700,600	0.09%	$1,005,600	$28,800	$596,618
Energy	494,420	0.06%	600,500	36,500	431,918
Grains	587,000	0.08%	664,000	13,875	342,870
Indices	133,361	0.02%	204,731	48,781	123,711
Interest Rates U.S.	361,250	0.05%	411,200	40,000	276,068
Interest Rates Non -U.S.	575,201	0.07%	615,037	102,218	425,813
Metals	822,000	0.11%	822,000	39,984	475,734
Softs	1,121,800	0.15%	1,121,800	176,000	507,714

Total	$4,795,632	0.63%

*	Annual average of month-end Value at Risk

As of September 30, 2011, Drury Master’s total capitalization was $122,017,567. The Partnership owned approximately 87.8% of Drury Master. As of September 30, 2011, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$2,552,378	2.09%	$9,217,162	$2,552,378	$5,419,340
Energy	3,147,808	2.58%	4,172,224	1,127,625	2,468,938
Grains	1,134,123	0.93%	1,956,300	622,283	1,014,683
Indices	1,394,731	1.14%	6,414,229	1,321,026	2,707,212
Interest Rates U.S.	1,106,900	0.91%	1,354,950	932,550	1,187,983
Interest Rates Non-U.S.	1,527,067	1.25%	5,852,653	1,527,067	3,048,763
Metals	2,818,380	2.31%	4,239,040	1,411,950	2,937,248
Softs	1,171,258	0.96%	1,823,494	1,116,707	1,364,554

Total	$14,852,645	12.17%

*	Average of month-end Values at Risk
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

As of September 30, 2011, Willowbridge Master’s total capitalization was $76,117,395. The Partnership owned approximately 78.4% of Willowbridge Master. As of September 30, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$892,575	1.17%	$1,301,924	$340,600	$769,674
Energy	1,472,000	1.93%	1,576,250	160,000	1,012,967
Grains	448,000	0.59%	715,000	86,400	386,042
Interest Rates U.S.	353,152	0.46%	416,000	312,000	372,301
Interest Rates Non-U.S.	798,626	1.05%	808,237	665,905	764,771
Metals	1,184,000	1.56%	1,608,750	272,000	1,277,583
Softs	529,600	0.70%	679,500	112,000	550,933

Total	$5,677,953	7.46%

*	Average of month-end Values at Risk
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

As of September 30, 2011, Aspect Master’s total capitalization was $166,581,088. The Partnership owned approximately 71.7% of Aspect Master. As of September 30, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,923,722	1.15%	$6,495,071	$1,688,702	$3,757,153
Energy	1,322,164	0.79%	1,585,649	854,247	1,265,335
Grains	186,028	0.11%	381,852	102,816	260,787
Indices	1,495,277	0.90%	2,364,697	1,057,013	1,791,850
Interest Rates U.S.	1,210,150	0.73%	1,578,350	1,110,450	1,318,467
Interest Rates Non-U.S.	6,392,512	3.84%	6,730,979	4,456,158	5,791,254
Livestock	28,650	0.02%	59,405	5,450	29,269
Lumber	7,500	0.00%**	9,000	7,500	8,000
Metals	796,772	0.48%	1,706,378	649,748	1,152,407
Softs	371,073	0.22%	484,983	343,249	372,271

Total	$13,733,848	8.24%

*	Average of month-end Values at Risk

**	Due to rounding
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

As of September 30, 2011, CFM Master’s total capitalization was $130,691,618. The Partnership owned approximately 72.9% of CFM Master. As of September 30, 2011, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,521,550	1.16%	$3,096,900	$722,590	$1,241,363
Energy	506,020	0.39%	963,175	307,202	633,883
Grains	224,008	0.17%	608,714	140,479	323,723
Indices	1,070,964	0.82%	4,195,117	474,193	1,622,771
Interest Rates U.S.	1,114,450	0.85%	2,100,600	71,599	1,500,033
Interest Rates Non -U.S.	2,427,112	1.86%	4,011,161	885,506	3,044,706
Livestock	75,150	0.06%	90,600	11,855	47,681
Metals	1,382,257	1.06%	2,322,467	618,139	1,441,745
Softs	235,871	0.18%	381,670	142,508	253,280

Total	$8,557,382	6.55%

*	Average of month-end Values at Risk

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

As of September 30, 2011, Graham Master’s total capitalization was $142,958,141. The Partnership owned approximately 61.4% of Graham Master. As of September 30, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,902,891	3.43%	$14,715,746	$4,054,432	$9,021,925
Energy	1,644,645	1.15%	1,710,689	805,479	1,414,892
Grains	517,966	0.36%	672,995	330,409	467,824
Indices	1,318,348	0.92%	7,570,579	1,264,457	2,684,660
Interest Rates U.S.	489,000	0.34%	1,656,700	443,080	972,817
Interest Rates Non-U.S.	2,457,971	1.72%	3,388,979	1,112,934	2,050,874
Livestock	67,200	0.05%	127,950	2,400	32,800
Metals	1,136,889	0.80%	1,714,134	955,310	1,315,587
Softs	307,192	0.21%	414,872	161,005	297,674

Total	$12,842,102	8.98%

*	Average of month-end Values at Risk.
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

As of September 30, 2011, KR Master’s total capitalization was $116,533,079. The Partnership owned approximately 89.4% of KR Master. As of September 30, 2011, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:
September 30, 2011

			For the three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$471,341	0.40%	$1,173,608	$177,711	$735,277
Grains	208,503	0.18%	1,639,756	208,503	605,791
Livestock	886,127	0.76%	1,050,925	45,625	374,409
Metals	2,423,006	2.08%	4,434,879	1,936,026	2,861,718
Softs	364,082	0.31%	1,071,255	187,315	469,020

Total	$4,353,059	3.73%

*	Average of month-end Values at risk
As of September 30, 2011, Altis Master’s total capitalization was $146,248,336. The Partnership owned approximately 71.2% of Altis Master. As of September 30, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$3,149,361	2.15%	$3,827,801	$2,017,508	$2,773,181
Energy	2,238,782	1.53%	2,238,782	1,000,202	1,716,285
Grains	797,339	0.55%	797,339	345,078	648,181
Indices	1,347,634	0.92%	2,387,916	526,641	1,406,173
Interest Rates U.S.	430,650	0.30%	601,500	408,375	487,000
Interest Rates Non -U.S.	1,575,907	1.08%	2,044,130	1,372,531	1,597,152
Livestock	64,100	0.04%	183,850	54,300	97,202
Lumber	25,500	0.02%	40,500	13,500	28,000
Metals	2,855,455	1.95%	2,855,455	865,944	2,374,601
Softs	529,528	0.36%	1,014,646	529,528	684,244

Total	$13,014,256	8.90%

*	Average of month-end Values at risk

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings.
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.   Risk Factors.
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The public offering of Redeemable Units terminated on November 30, 2008.
For the three months ended September 30, 2011, there were additional subscriptions of 14,055.7385 Redeemable Units totaling $15,675,764. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Redeemable Units	Dollar Value) of
			Purchased as Part	Redeemable Units that
	(a) Total Number	(b) Average	of Publicly	May Yet Be
	of Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	6,802.0339	$1,140.40	N/A	N/A
August 1, 2011 – August 31, 2011	7,394.6719	$1,128.41	N/A	N/A
September 1, 2011 – September 30, 2011	6,278.6095	$1,126.64	N/A	N/A
	20,475.3153	$1,131.85

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
Item 3.   Defaults Upon Senior Securities. None.
Item 4.   [Removed and Reserved]
Item 5.   Other Information. None.

Item 6.   Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2010 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2010 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2010 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2010 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2010 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.11	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
32.1 — Section 1350 Certification (Certification of President and Director)
32.2 — Section 1350 Certification (Certification of Chief Financial Officer)
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
TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011