Form 10-K
period 2011-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-03-30
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $681,356,678 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 605,886.2920 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk.

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

A second Registration Statement on Form S-1 relating to the public offering of 1,000,000 Redeemable Units (including the 300,000 Redeemable Units that had been previously registered) became effective on December 4, 2003. As of that date, 260,732.3028 Redeemable Units had been sold.

A third Registration Statement on Form S-1 relating to the public offering of 2,000,000 Redeemable Units (including the 1,000,000 Redeemable Units that had been previously registered) became effective on October 7, 2004. As of that date, 807,449.3782 Redeemable Units had been sold.

A fourth Registration Statement on Form S-1 relating to the public offering of 2,000,000 Redeemable Units previously registered became effective on June 30, 2005. As of that date, 1,027,701.7549 Redeemable Units had been sold. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 30 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of December 31, 2011, all trading decisions are made for the Partnership by Drury Capital, Inc. (“Drury”), Graham Capital Management, L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. SandRidge Capital L.P (“SandRidge”) was terminated as of April 30, 2011. Altis and Krom River were added as advisors to the Partnership on May 1, 2011. Sasco Energy Partners LLC (“Sasco”) was terminated as of May 31, 2011. DKR Fusion Management L.P. (“DKR”) was added as an advisor to the Partnership on June 1, 2011. Winton Capital Management Limited (“Winton”) and DKR were terminated as of August 31, 2011. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 10 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profit, if any, net of distributions.

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

On October 1, 2005, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 13,956.1190 units of AAA Master with cash equal to $50,000,000. AAA Master was formed in order to permit accounts managed now or in the future by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on January 31, 2010 for cash equal to $40,267,084.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a proprietary, systematic trading system that relies on both fundamental and technical factor, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, KR Master’s and Altis Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange-cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level with the exception of DKR I, LLC, where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the trading company. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

*	Due to rounding.

At December 31, 2011, the Partnership owned approximately 83.8% of Drury Master, 83.8% of Willowbridge Master, 71.5% of Aspect Master, 76.3% of CFM Master, 61.9% of Graham Master, 89.5% of KR Master and 72.6% of Altis Master. At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect and Altis, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calender quarter.

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 1/12 of 5.5% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership directly and through its investment in the Funds will pay for the clearing fees. In addition, CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreements between the Partnership/Funds and CGM give the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2011 was $666,562,402.

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

An investor may lose all of its investment.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

        On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011 was 17,035.

(c)	Dividends. The Partnership did not declare a distribution in 2011 and 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2011, there were additional subscriptions of 67,129.1576 Redeemable Units totaling $76,224,085. For the twelve months ended December 31, 2010, there were additional subscriptions of 87,197.4852 Redeemable Units totaling $101,745,934. For the twelve months ended December 31, 2009, there were additional subscriptions of 51,211.7956 Redeemable Units totaling $63,653,869.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determing the applicability of the private offering exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, exchange - cleared swaps and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	5,113.5517	$1,063.12	N/A	N/A
November 1, 2011 — November 30, 2011	5,219.1987	$1,060.15	N/A	N/A
December 1, 2011 — December 31, 2011	7,654.1013	$1,068.80	N/A	N/A

	17,986.8517	$1,064.68	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $43,046,041, $45,910,521, $50,422,263, $54,081,006 and $51,503,887, respectively	$(45,261,439)	$(16,490,363)	$(31,303,499)	$271,522,814	$51,964,083
Interest income	$203,814	679,811	571,324	8,606,237	29,043,564

	$(45,057,625)	$(15,810,552)	$(30,732,175)	$280,129,051	$81,007,647

Net income (loss)	$(61,033,359)	$(31,873,271)	$(54,332,616)	$229,556,006	$59,503,224

Increase (decrease) in net asset value per unit	$(96.48)	$(47.43)	$(77.75)	$283.85	$70.82

Net asset value per unit	$1,068.80	$1,165.28	$1,212.71	$1,290.46	$1,006.61

Total assets	$679,248,128	$780,454,962	$806,423,847	$1,069,790,643	$842,617,677

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership may employ futures, swaps, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: Drury — Diversified Trend-Following Program, Graham — K4D-15V Program (“K4D”), JWH — Global Analytics Program, Aspect — Diversified Program, CFM — Discus Program, Willowbridge — Argo Trading System (“Argo”), Krom River — Commodity Program at 150% Leverage and Altis — Global Futures Portfolio Program. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 30, 2011
Drury Capital, Inc.	15%	15%
Graham Capital Management, L.P.	12%	12%
John W. Henry & Company, Inc.	4%	5%
Aspect Management (Cayman) Limited	17%	17%
Capital Fund Management S.A.	14%	13%
Willowbridge Associates Inc.	7%	8%
Krom River Trading Program	15%	15%
Altis Partners (Jersey) Limited	16%	15%

No assurance is given that an Advisor’s trading program will be profitable or that it will not experience losses.

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

The Diversified Trend-Following Program trades 70 portfolio instruments and is generally positioned in 45 of these instruments on average. Positions can be short as well as long. The Diversified Trend-Following Program has no market or sector bias, as Drury believes that each instrument can produce long-term profits through the application of independent technical analysis and risk management.

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

Altis Partners (Jersey) Limited.

Altis trades its Global Futures Portfolio Program on behalf of the Partnership. It is a systematic, automated trading program that builds on the Principals’ market experience and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investment changes are implemented after considering their effect on the whole portfolio not just the individual markets concerned.

Krom River Trading Program.

Krom River trades its Commodity Program on behalf of the Partnership, a systematic trading system that relies on fundamental and technical factors. The Commodity Program trades in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types will include long volatility, directional and relative value. The trading instruments will be exchange-listed futures and options, which will be traded on both fundamental and technical basis. Krom River’s Commodity Program will not trade over-the-counter instruments, nor take physical deliveries.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Drury Capital Master Fund L.P.

Currencies	24.7%
Energy	12.1%
Grains	6.1%
Interest Rates Non-U.S.	10.2%
Interest Rates U.S.	5.3%
Metals	15.7%
Softs	6.9%
Stock Indices	19.0%

CMF Graham Capital Master Fund L.P.

Currencies	39.5%
Energy	7.2%
Grains	4.3%
Interest Rates Non-U.S.	10.6%
Interest Rates U.S.	8.1%
Livestock	0.3%
Metals	7.2%
Softs	2.6%
Stock Indices	20.2%

CMF Willowbridge Argo Master Fund L.P.

Currencies	16.1%
Energy	19.7%
Grains	8.6%
Interest Rates Non-U.S.	12.1%
Interest Rates U.S.	7.9%
Livestock	0.4%
Metals	22.3%
Softs	12.9%

CMF Aspect Master Fund L.P.

Currencies	25.9%
Energy	10.2%
Grains	3.6%
Interest Rates Non-U.S.	25.1%
Interest Rates U.S.	8.2%
Livestock	0.5%
Metals	8.7%
Softs	4.3%
Stock Indices	13.5%

CMF Capital Fund Management Master Fund L.P.

Currencies	24.9%
Energy	4.7%
Grains	3.5%
Interest Rates Non-U.S.	18.2%
Interest Rates U.S.	12.7%
Livestock	0.4%
Metals	10.5%
Softs	2.6%
Stock Indices	22.5%

KR Master Fund L.P.

Currencies	0.0 *%
Energy	9.4%
Grains	12.5%
Livestock	1.7%
Metals	67.2%
Softs	9.2%

*	Due to rounding.

CMF Altis Partners Master Fund L.P.

Currencies	26.8%
Energy	13.5%
Grains	6.1%
Interest Rates Non-U.S.	10.3%
Interest Rates U.S.	4.5%
Livestock	1.1%
Metals	17.1%
Softs	7.8%
Stock Indices	12.8%

For the period January 1, 2011 through December 31, 2011, the average allocation by commodity market sector for the portion of the Partnership’s assets traded directly by JWH was as follows:

Currencies	17.3%
Energy	9.4%
Grains	11.7%
Interest Rates Non-U.S.	11.4%
Interest Rates U.S.	7.6%
Metals	22.0%
Softs	17.5%
Stock Index	3.1%

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 4.4% to 28.2% of the Partnership/Funds’ contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership/Funds. The Partnership/Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at the net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 98,395.4114 Redeemable Units were redeemed totaling $111,795,813. For the year ended December 31, 2010, 83,328.4812 Redeemable Units were redeemed totaling $96,244,456. For the year ended December 31, 2009, 186,428.5326 Redeemable Units were redeemed totaling $234,571,753 and 2,188.2548 General Partner unit equivalents were redeemed totaling $2,681,072.

For the year ended December 31, 2011, there were additional subscriptions of 67,129.1576 Redeemable units totaling $76,224,085. For the year ended December 31, 2010, there were additional subscriptions of 87,197.4852 Redeemable Units totaling $101,745,934. For the year ended December 31, 2009, there were additional subscriptions of 51,211.7956 Redeemable Units totaling $63,653,869.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 8.3% from $1,165.28 to $1,068.80. For the year ended December 31, 2010, the net asset value per unit decreased 3.9% from $1,212.71 to $1,165.28. For the year ended December 31, 2009, the net asset value per unit decreased 6.0% from $1,290.46 to $1,212.71.

The Partnership experienced a net trading loss of $2,215,398 before brokerage fees and expenses in 2011. Losses were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, livestock, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed on page 30 under “Item 8. Financial Statements and Supplementary Data.”

Within the global stock index markets, losses were incurred during March, May, July, and August. During March, long positions in Pacific Rim and European equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices dropped amid ongoing concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the agricultural complex, losses were incurred primarily during July and September from long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Additional losses were experienced within this sector during December from short futures positions in soybeans and corn as prices moved higher on concern adverse weather may reduce output in South America. Within the currency sector, losses were recorded primarily during May from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses were recorded during August and September from long positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Further losses were recorded within the currency sector during October from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during 2011. Losses were also experienced within the metals markets, primarily during May and June, due to long positions in copper, nickel, and aluminum futures as base metals prices fell as a slowing global economy and a rising U.S. dollar eroded the appeal of commodities as an investment and eased the risk of accelerating inflation. Further losses were recorded during October from short positions in copper futures as prices rose on speculation of increased demand in China, the world’s biggest purchaser of copper. Within the energy complex, losses were incurred primarily during May from long futures positions in crude oil and its related products as prices moved lower after signs the global economic recovery is slowing spurred concern that energy demand may weaken. A portion of the Partnership’s losses during the year was offset by gains recorded within the global interest rate sector throughout the third quarter from long positions in U.S., European, and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Further gains were achieved within this sector during December from long positions in European and Australian fixed income futures as prices rose on increased “safe-haven” demand while European leaders struggled to find funding for the euro-zone rescue plan.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield. Interest income for the three and twelve months ended December 31, 2011 decreased by $181,271 and $475,997, respectively, as compared to the corresponding periods in 2010. The decrease is due to a decrease in the average interest rate over the corresponding periods. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $1,530,486 and $2,864,480, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $625,336 and $1,315,953, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to a decrease in average net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended December 31, 2011. Trading performance for the twelve months ended December 31, 2011 resulted in incentive fees of $868,682. Trading performance for the three and twelve months ended December 31, 2010 resulted in incentive fees of $364,790.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $837,729 and $686,498, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $610,675 and $36,830, respectively.

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

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of their business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership/Funds participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

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

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions, including investments in the Funds, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $666,562,402.

	December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$16,801,552	2.52%
Energy	7,063,814	1.06%
Grains	4,472,027	0.67%
Indices	9,270,348	1.39%
Interest Rates U.S.	4,114,001	0.62%
Interest Rates Non-U.S.	17,992,268	2.70%
Livestock	649,642	0.10%
Lumber	46,802	0.01%
Metals	15,238,057	2.28%
Softs	5,060,994	0.76%

Total	$80,709,505	12.11%

As of December 31, 2010, the Partnership’s total capitalization was $763,167,489.

	December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$17,027,277	2.23%
Energy	18,382,741	2.41%
Grains	3,360,398	0.44%
Indices	13,933,328	1.83%
Interest Rates U.S.	8,649,152	1.13%
Interest Rates Non-U.S.	7,377,323	0.97%
Livestock	1,844,941	0.24%
Metals	6,948,426	0.91%
Softs	3,734,248	0.49%

Total	$81,257,834	10.65%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2011 and 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$831,500	0.12%	$925,600	$93,875	$517,955
Energy	543,600	0.08%	728,756	35,000	404,389
Grains	59,799	0.01%	736,000	59,799	333,446
Indices	87,649	0.01%	314,626	25,200	139,134
Interest Rates U.S.	349,564	0.05%	366,200	35,200	230,360
Interest Rates Non -U.S.	644,722	0.11%	782,302	153,679	499,999
Metals	1,670,000	0.25%	1,670,000	90,000	731,012
Softs	722,000	0.11%	1,206,240	48,600	616,773

Total	$4,908,834	0.74%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

			December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$700,600	0.09%	$1,005,600	$28,800	$596,618
Energy	494,420	0.06%	600,500	36,500	431,918
Grains	587,000	0.08%	664,000	13,875	342,870
Indices	133,361	0.02%	204,731	48,781	123,711
Interest Rates U.S.	361,250	0.05%	411,200	40,000	276,068
Interest Rates Non -U.S.	575,201	0.07%	615,037	102,218	425,813
Metals	822,000	0.11%	822,000	39,984	475,734
Softs	1,121,800	0.15%	1,121,800	176,000	507,714

Total	$4,795,632	0.63%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, Drury Master’s total capitalization was $119,504,420. The Partnership owned approximately 83.8% of Drury Master. As of December 31, 2011, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$4,978,798	4.17%	$10,623,092	$1,390,435	$6,311,281
Energy	2,655,850	2.22%	4,172,224	97,500	2,002,791
Grains	1,874,100	1.57%	1,956,300	257,850	1,079,088
Indices	3,285,264	2.75%	8,249,728	930,732	4,423,323
Interest Rates U.S.	838,000	0.70%	1,673,050	149,500	1,028,371
Interest Rates Non-U.S.	4,569,722	3.82%	7,351,133	1,109,606	2,580,222
Metals	6,131,098	5.13%	6,131,098	1,411,950	3,837,388
Softs	1,467,655	1.23%	2,176,397	508,252	1,348,762

Total	$25,800,487	21.59%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, Drury Master’s total capitalization was $123,074,679. The Partnership owned approximately 87.5% of Drury Master. As of December 31, 2010, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

			December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$5,021,338	4.08%	$5,021,338	$1,706,188	$4,123,793
Energy	1,328,630	1.08%	1,790,100	543,799	1,050,228
Grains	982,250	0.80%	1,650,750	165,550	982,525
Indices	7,109,978	5.78%	9,597,332	1,667,730	5,958,055
Interest Rates U.S.	458,036	0.37%	1,358,000	457,621	933,366
Interest Rates Non-U.S.	3,594,971	2.92%	5,511,448	1,657,132	3,464,645
Metals	3,849,377	3.13%	3,849,377	502,003	1,958,430
Softs	1,071,845	0.87%	1,393,499	278,418	939,629

Total	$23,416,425	19.03%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, Willowbridge Master’s total capitalization was $58,623,833. The Partnership owned approximately 83.8% of Willowbridge Master. As of December 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,519,874	2.60%	$3,114,825	$191,750	$1,146,326
Energy	283,500	0.48%	4,681,000	144,000	1,513,100
Interest Rates U.S.	285,900	0.49%	1,654,100	108,350	417,625
Interest Rates Non-U.S.	813,981	1.39%	2,784,138	382,835	972,513
Metals	1,350,000	2.30%	4,137,702	272,000	1,716,030
Softs	481,250	0.82%	3,503,200	112,000	1,050,396

Total	$4,734,505	8.08%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, Willowbridge Master’s total capitalization was $216,298,633. The Partnership owned approximately 21.2% of Willowbridge Master. As of December 31, 2010, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,232,591	1.03%	$7,096,121	$940,854	3,547,819
Energy	2,742,900	1.27%	6,539,400	460,750	2,570,821
Grains	2,062,750	0.95%	3,762,750	207,200	1,238,276
Interest Rates U.S.	774,255	0.36%	3,269,700	243,600	1,143,161
Interest Rates Non-U.S.	1,908,692	0.88%	5,489,653	289,858	2,700,503
Livestock	112,000	0.05%	171,200	44,800	92,018
Metals	3,791,000	1.75%	5,643,396	710,500	2,729,785
Softs	2,024,400	0.94%	3,388,150	198,000	1,542,246

Total	$15,648,588	7.23%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 71.5% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

				December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$2,807,437	1.71%		$9,705,808	$1,688,702	$5,538,957
Energy	1,507,645	0.92%		2,078,345	854,247	1,329,387
Grains	593,449	0.36%		738,173	102,816	421,438
Indices	1,940,895	1.19%		3,093,179	914,885	1,992,336
Interest Rates U.S.	999,225	0.61%		2,289,150	83,863	1,060,327
Interest Rates Non-U.S.	6,012,060	3.67%		6,742,007	699,901	4,253,781
Livestock	58,360	0.04%		131,900	4,785	63,524
Lumber	7,500	0.00	% **	9,000	1,300	6,483
Metals	1,645,692	1.01%		1,857,539	649,748	1,226,695
Softs	697,143	0.43%		891,860	324,467	526,580

Total	$16,269,406	9.94%

*	Annual average of month-end Value at Risk.

**	Due to rounding.

As of December 31, 2010, Aspect Master’s total capitalization was $157,864,059. The Partnership owned approximately 68.7% of Aspect Master. As of December 31, 2010, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies	$6,641,142	4.21%	$6,908,626	$1,960,264	$4,676,665
Energy	1,421,450	0.90%	1,932,150	351,414	1,223,668
Grains	663,172	0.42%	853,702	150,472	496,932
Indices	2,735,405	1.73%	15,325,500	832,920	2,830,563
Interest Rates U.S.	128,755	0.08%	2,333,350	128,755	1,185,599
Interest Rates Non-U.S.	1,433,026	0.91%	6,063,200	1,068,897	4,111,787
Livestock	109,519	0.07%	240,000	14,717	93,906
Metals	1,798,174	1.14%	2,724,717	539,569	1,434,801
Softs	853,509	0.54%	1,719,693	494,690	987,242

Total	$15,784,152	10.00%

*	Annual average of month-end Value at Risk.

As of December 31, 2011, CFM Master’s total capitalization was $128,180,449. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2011, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,474,570	1.93%	$6,421,110	$722,590	$2,571,272
Energy	398,871	0.31%	1,695,364	119,162	521,148
Grains	361,918	0.28%	887,447	102,213	349,294
Indices	1,331,991	1.04%	8,797,600	474,193	3,435,537
Interest Rates U.S.	806,950	0.63%	6,531,050	48,245	2,259,504
Interest Rates Non -U.S.	4,515,713	3.53%	5,287,044	592,170	3,108,648
Livestock	24,785	0.02%	96,900	11,855	39,554
Metals	1,218,208	0.95%	2,671,117	181,250	1,374,130
Softs	384,805	0.30%	634,756	122,253	278,571

Total	$11,517,811	8.99%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, CFM Master’s total capitalization was $163,073,234. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2010, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

			December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,320,930	1.42%	$6,402,680	$414,348	$2,078,665
Energy	344,275	0.21%	2,166,109	154,579	709,954
Grains	238,210	0.15%	585,400	91,736	276,553
Indices	9,619,057	5.90%	9,619,057	1,002,179	5,981,337
Interest Rates U.S.	1,334,500	0.82%	3,845,150	93,777	2,207,437
Interest Rates Non -U.S.	1,128,977	0.69%	6,320,972	315,476	2,646,684
Livestock	13,404	0.01%	129,150	2,626	30,932
Metals	396,250	0.24%	814,850	13,102	336,186
Softs	193,451	0.12%	587,384	124,374	253,108

Total	$15,589,054	9.56%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 61.9% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2011, KR Master’s total capitalization was $111,938,551. The Partnership owned approximately 89.5% of KR Master. As of December 31, 2011, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$651,345	0.58%	$1,515,141	$114,921	$802,683
Grains	345,908	0.31%	2,029,031	13,500	676,464
Livestock	453,614	0.40%	1,050,925	1,225	352,450
Metals	2,307,204	2.06%	4,434,879	1,946,800	2,672,044
Softs	286,638	0.26%	1,209,019	139,301	456,846

Total	$4,044,709	3.61%

*	Average of month-end Value at Risk.

As of December 31, 2011, Altis Master’s total capitalization was $144,935,126. The Partnership owned approximately 72.7% of Altis Master. As of December 31, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

			December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$4,706,034	3.25%	$4,735,198	$646,682	$2,692,436
Energy	1,077,077	0.74%	2,954,905	374,821	1,387,930
Grains	1,147,409	0.79%	1,342,558	294,622	660,686
Indices	1,694,372	1.17%	4,865,066	470,802	1,611,202
Interest Rates U.S.	659,750	0.46%	1,007,400	101,249	442,163
Interest Rates Non -U.S.	2,332,739	1.61%	2,332,739	211,275	1,252,268
Livestock	242,550	0.17%	244,350	21,625	109,725
Lumber	57,000	0.04%	70,500	800	22,233
Metals	2,499,389	1.72%	3,663,593	644,520	1,887,972
Softs	1,438,518	0.99%	1,748,653	374,414	801,205

Total	$15,854,838	10.94%

*	Average month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011 by market sector.

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2011 the Partnership’s/Funds’ primary exposures were in the Chicago Mercantile Exchange (CME) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2011.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Swiss francs, Euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010 and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Tactical Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Tactical Diversified Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of Tactical Diversified Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Tactical Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$648,497,275	$734,276,743
Equity in trading account:
Cash (Note 3c)	23,412,721	37,455,804
Cash margin (Note 3c)	6,146,380	5,998,581
Net unrealized appreciation on open futures contracts	1,191,752	2,720,921

Total trading equity	679,248,128	780,452,049
Interest receivable (Note 3c)	—	2,913

Total assets	$679,248,128	$780,454,962

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$3,113,220	$3,577,085
Management fees (Note 3b)	1,034,080	1,249,495
Incentive fees (Note 3b)	—	364,790
Professional fees	224,235	131,928
Other	133,488	26,491
Redemptions payable (Note 6)	8,180,703	11,937,684

Total liabilities	12,685,726	17,287,473

Partners’ Capital (Notes 1 and 6):
General Partner, 7,513.5294 unit equivalents outstanding at December 31, 2011 and 2010, respectively	8,030,460	8,755,366
Limited Partners, 616,142.5801 and 647,408.8339 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	658,531,942	754,412,123

Total partners’ capital	666,562,402	763,167,489

Total liabilities and partners’ capital	$679,248,128	$780,454,962

Net asset value per unit	$1,068.80	$1,165.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Grains	23	(400)	(0.00)*%
Interest Rates-U.S.	160	130,781	0.02
Interest Rates Non-U.S.	193	261,882	0.04

Total futures contracts purchased		392,263	0.06

Futures Contracts Sold
Currencies	198	(69,662)	(0.01)
Energy	124	58,921	0.01
Grains	23	(53,263)	(0.01)
Indices	26	31,347	0.01
Interest Rates-U.S.	81	(4,613)	(0.00)*
Metals	140	685,030	0.10
Softs	348	151,729	0.02

Total futures contracts sold		799,489	0.12

Investment in Funds
CMF Drury Capital Master Fund L.P.		100,174,719	15.03
CMF Willowbridge Argo Master Fund L.P.		49,103,137	7.37
CMF Aspect Master Fund L.P.		117,010,536	17.55
CMF Capital Fund Management Master Fund L.P.		97,747,442	14.66
CMF Graham Capital Master Fund L.P.		78,951,308	11.84
KR Master Fund L.P.		100,225,332	15.04
CMF Altis Partners Master Fund L.P.		105,284,801	15.80

Total investment in Funds		648,497,275	97.29

Net fair value		$649,689,027	97.47%

*	Due to rounding.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	208	$386,550	0.05%
Energy	132	225,694	0.03
Grains	246	338,625	0.04
Indices	40	34,240	0.01
Interest Rates Non-U.S.	23	2,689	0.00	*
Metals	148	1,301,880	0.17
Softs	372	379,951	0.05

Total futures contracts purchased		2,669,629	0.35

Futures Contracts Sold
Currencies	28	(25,275)	(0.00	)*
Energy	1	(1,250)	(0.00	)*
Interest Rates-U.S.	197	198,088	0.03
Interest Rates Non-U.S.	143	(120,271)	(0.02)

Total futures contracts sold		51,292	0.01

Investment in Funds
CMF Drury Capital Master Fund L.P.		107,683,407	14.11
CMF Willowbridge Argo Master Fund L.P.		45,858,815	6.01
CMF Aspect Master Fund L.P.		108,551,664	14.22
CMF Capital Fund Management Master Fund L.P.		124,459,170	16.31
CMF Winton Master L.P.		123,917,915	16.24
CMF Graham Capital Master Fund L.P.		105,484,588	13.82
CMF SandRidge Master Fund L.P.		73,181,625	9.59
CMF Sasco Master Fund L.P.		45,139,559	5.91

Total investment in Funds		734,276,743	96.21

Net fair value		$736,997,664	96.57%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest income (Note 3c)	$11,617	$33,397	$21,052
Interest income from investment in Funds	192,197	646,414	550,272

Total investment Income	203,814	679,811	571,324

Expenses:
Brokerage fees including clearing fees (Note 3c)	43,046,041	45,910,521	50,422,263
Management fees (Note 3b)	13,658,648	14,974,601	16,494,222
Incentive fees (Note 3b)	868,682	364,790	6,244,781
Professional fees	837,729	686,498	557,048
Other	610,675	36,830	304,390

Total expenses	59,021,775	61,973,240	74,022,704

Net investment income (loss)	(58,817,961)	(61,293,429)	(73,451,380)

Trading results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	643,966	10,689,344	(5,239,963)
Net realized gains (losses) on investment in Funds	2,020,089	2,069,710	97,401,760
Change in net unrealized gains (losses) on open contracts	(1,529,169)	2,331,088	(676,467)
Change in net unrealized gains (losses) on investment in Funds	(3,350,284)	14,330,016	(72,366,566)

Total trading results	(2,215,398)	29,420,158	19,118,764

Net income (loss)	$(61,033,359)	$(31,873,271)	$(54,332,616)

Net income (loss) per unit (Note 7)*	$(96.48)	$(47.43)	$(77.75)

Weighted average units outstanding	641,626.1295	669,525.8855	679,812.2725

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$1,004,951,090	$12,519,764	$1,017,470,854
Net income (loss)	(53,605,656)	(726,960)	(54,332,616)
Subscriptions of 51,211.7956 Redeemable Units	63,653,869	—	63,653,869
Redemptions of 186,428.5326 Redeemable Units and 2,188.2548 General Partner unit equivalents	(234,571,753)	(2,681,072)	(237,252,825)

Partners’ Capital at December 31, 2009	780,427,550	9,111,732	789,539,282
Net income (loss)	(31,516,905)	(356,366)	(31,873,271)
Subscriptions of 87,197.4852 Redeemable Units	101,745,934	—	101,745,934
Redemptions of 83,328.4812 Redeemable Units	(96,244,456)	—	(96,244,456)

Partners’ Capital at December 31, 2010	754,412,123	8,755,366	763,167,489
Net income (loss)	(60,308,453)	(724,906)	(61,033,359)
Subscriptions of 67,129.1576 Redeemable Units	76,224,085	—	76,224,085
Redemptions of 98,395.4114 Redeemable Units	(111,795,813)	—	(111,795,813)

Partners’ Capital at December 31, 2011	$658,531,942	$8,030,460	$666,562,402

Net asset value per unit:

2009:	$1,212.71

2010:	$1,165.28

2011:	$1,068.80

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.    Partnership Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (defined below).

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

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,583,643	$1,583,643	$—	$—
Investment in Funds	648,497,275	—	648,497,275	—

Total assets	650,080,918	1,583,643	648,497,275	—

Liabilities
Futures	$391,891	$391,891	$—	$—

Total liabilities	391,891	391,891	—	—

Net fair value	$649,689,027	$1,191,752	$648,497,275	$—

	December 31, 2010*	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,189,730	$3,189,730	$—	$—
Investment in Funds	734,276,743	—	734,276,743	—

Total assets	737,466,473	3,189,730	734,276,743	—

Liabilities
Futures	$468,809	$468,809	$—	$—

Total liabilities	468,809	468,809	—	—

Net fair value	$736,997,664	$2,720,921	$734,276,743	$—

* The amounts have been reclassified from December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

k.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with Drury Capital, Inc. (“Drury”), Graham Capital Management, L.P. (“Graham”), John W. Henry & Company, Inc. (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Winton Capital Management Limited (“Winton”), SandRidge Capital L.P. (“SandRidge”), Sasco Energy Partners LLC (“Sasco”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”) and DKR Fusion Management L.P. (“DKR”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. SandRidge was terminated as of April 30, 2011. Altis and Krom River were added as advisors to the Partnership on May 1, 2011. Sasco was terminated as of May 31, 2011. DKR was added as an advisor to the Partnership on June 1, 2011. Winton and DKR were terminated as of August 31, 2011. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year), except for Aspect and Altis, which will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year), of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 1/12 of 5.5% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets not held in the Funds’ accounts at CGM are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held for margin requirements were $6,146,380 and $5,998,581, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2011 and 2010 were 1,147 and 1,392, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the gross fair values of derivative instruments of futures contracts as separate assets and liabilities as of December 31, 2011 and 2010.

December 31, 2011
Assets
Futures Contracts
Currencies	$42,581
Energy	169,956
Grains	487
Indices	34,866
Interest Rates U.S.	130,781
Interest Rates Non-U.S.	265,283
Metals	759,650
Softs	180,039

Total unrealized appreciation on open futures contracts	$1,583,643

Liabilities
Futures Contracts
Currencies	$(112,243)
Energy	(111,035)
Grains	(54,150)
Indices	(3,519)
Interest Rates U.S.	(4,613)
Interest Rates Non-U.S.	(3,401)
Metals	(74,620)
Softs	(28,310)

Total unrealized depreciation on open futures contracts	$(391,891)

Net unrealized appreciation on open futures contracts	$1,191,752 *

December 31, 2010
Assets
Futures Contracts
Currencies	$386,550
Energy	225,694
Grains	338,625
Indices	34,240
Interest Rates-U.S.	211,500
Interest Rates Non-U.S.	94,003
Metals	1,301,880
Softs	597,238

Total unrealized appreciation on open futures contracts	$3,189,730

Liabilities
Futures Contracts
Currencies	$(25,275)
Energy	(1,250)
Interest Rates-U.S.	(13,412)
Interest Rates Non-U.S.	(211,585)
Softs	(217,287)

Total unrealized depreciation on open futures contracts	$(468,809)

Net unrealized appreciation on open futures contracts	$2,720,921 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	December 31, 2011 Gain (loss) from trading		December 31, 2010 Gain (Loss) from trading	December 31, 2009 Gain (Loss) from trading
Currencies	$(759,751)		$2,944,576	$(1,431,282)
Energy	(528,680)		(1,552,240)	(2,217,992)
Grains	(2,896,188)		1,902,363	(939,005)
Indices	(948,738)		(526,593)	66,744
Interest Rates U.S.	1,569,015		1,834,279	(1,522,840)
Interest Rates Non-U.S.	1,721,808		1,649,967	(1,114,624)
Metals	(253,165)		2,965,770	761,530
Softs	1,210,496		3,802,310	481,039

Total	$(885,203	)***	$13,020,432 ***	$(5,916,430	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

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

December 31, 2011

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

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed now or in the futures by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

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

December 31, 2011

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2011.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, KR Master’s and Altis Master’s (collectively, the “Funds”) and the Partnership’s trading of futures and exchange-cleared swaps, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level with the exception of DKR I, LLC, where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Company. All clearing fees are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

At December 31, 2011, the Partnership owned approximately 83.8% of Drury Master, 83.8% of Willowbridge Master, 71.5% of Aspect Master, 76.3% of CFM Master, 61.9% of Graham Master, 89.5% of KR Master and 72.7% of Altis Master. At December 31, 2010, the Partnership owned approximately 87.5% of Drury Master, 21.2% of Willowbridge Master, 68.7% of Aspect Master, 76.3% of CFM Master, 14.0% of Winton Master, 62.5% of Graham Master, 13.8% of SandRidge Master and 55.3% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$119,558,883	$54,463	$119,504,420
Willowbridge Master	58,685,838	62,005	58,623,833
Aspect Master	163,744,655	39,491	163,705,164
CFM Master	128,240,769	60,320	128,180,449
Graham Master	127,567,600	44,426	127,523,174
KR Master	116,101,391	4,162,840	111,938,551
Altis Master	145,096,295	161,169	144,935,126

Total	$858,995,431	$4,584,714	$854,410,717

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Drury Master	$123,117,898	$43,219	$123,074,679
Willowbridge Master	216,360,362	61,729	216,298,633
Aspect Master	157,910,582	46,523	157,864,059
CFM Master	163,136,901	63,667	163,073,234
Winton Master	883,842,483	122,612	883,719,871
Graham Master	168,973,503	48,832	168,924,671
SandRidge Master	581,631,311	52,896,054	528,735,257
Sasco Master	81,882,294	198,664	81,683,630

Total	$2,376,855,334	$53,481,300	$2,323,374,034

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the Year Ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(260,529)	$(17,859,775)	$(18,120,304)
Willowbridge Master	(121,877)	20,669,198	20,547,321
Aspect Master	(174,465)	14,672,408	14,497,943
CFM Master	(1,297,159)	35,671,730	34,374,571
Winton Master	(300,240)	79,679,566	79,379,326
Graham Master	(773,953)	(27,314,278)	(28,088,231)
SandRidge Master	(615,328)	51,171,776	50,556,448
Sasco Master	(707,823)	1,199,725	491,902
KR Master	(266,391)	(10,942,291)	(11,208,682)
Altis Master	(288,293)	(27,709,216)	(27,997,509)
DKR I, LLC	(957,240)	1,410,624	453,384

Total	$(5,763,298)	$120,649,467	$114,886,169

	For the Year Ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(201,398)	$6,898,456	$6,697,058
Willowbridge Master	(158,932)	(8,681,294)	(8,840,226)
Aspect Master	(149,755)	28,958,682	28,808,927
CFM Master	(2,476,464)	(11,258,229)	(13,734,693)
Winton Master	7,858	122,196,753	122,204,611
AAA Master	(3,184,749)	(44,917,645)	(48,102,394)
Graham Master	(444,522)	12,799,867	12,355,345
SandRidge Master	(1,085,791)	(132,752,741)	(133,838,532)
Sasco Master	(869,785)	5,217,225	4,347,440

Total	$(8,563,538)	$(21,538,926)	$(30,102,464)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
For the year ended December 31, 2011
Drury Master	15.03%	$100,174,719	$(15,845,200)	$195,974	$64,875	(16,106,049)	Commodity Portfolio	Monthly
Willowbridge Master	7.37%	49,103,137	5,681,605	37,072	35,963	5,608,570	Commodity Portfolio	Monthly
Aspect Master	17.55%	117,010,536	10,490,757	108,367	48,364	10,334,026	Commodity Portfolio	Monthly
CFM Master	14.66%	97,747,442	26,629,991	929,107	63,203	25,637,681	Commodity Portfolio	Monthly
Winton Master	0.00%	—	6,433,628	27,075	5,553	6,401,000	Commodity Portfolio	Monthly
Graham Master	11.84%	78,951,308	(16,094,030)	455,532	44,568	(16,594,130)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	1,710,045	33,570	11,848	1,664,627	Energy Portfolio	Monthly
Sasco Master	0.00%	—	819,472	430,592	95,550	293,330	Energy Portfolio	Monthly
KR Master	15.04%	100,225,332	(9,663,265)	173,860	62,093	(9,899,218)	Commodity Portfolio	Monthly
Altis Master	15.80%	105,284,801	(12,978,867)	103,499	45,171	(13,127,537)	Commodity Portfolio	Monthly
DKR I, LLC	0.00%	—	1,677,866	250,341	493,764	933,761	Commodity Portfolio	Monthly

Total		$648,497,275	$(1,137,998)	$2,744,989	$970,952	$(4,853,939)

	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
For the year ended December 31, 2010
Drury Master	14.11%	$107,683,407	$6,216,543	$184,559	$85,089	$5,946,895	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	45,858,815	(4,346,083)	74,532	25,008	(4,445,623)	Commodity Portfolio	Monthly
Aspect Master	14.22%	108,551,664	18,819,700	121,360	64,610	18,633,730	Commodity Portfolio	Monthly
CFM Master	16.31%	124,459,170	(8,614,202)	1,944,833	94,525	(10,653,560)	Commodity Portfolio	Monthly
Winton Master	16.24%	123,917,915	19,906,574	106,165	19,500	19,780,909	Commodity Portfolio	Monthly
AAA Master	0.00%	—	(134,982)	10,603	2,019	(147,604)	Energy Portfolio	Monthly
Graham Master	13.82%	105,484,588	8,315,812	284,685	60,328	7,970,799	Commodity Portfolio	Monthly
SandRidge Master	9.59%	73,181,625	(22,077,441)	211,817	61,472	(22,350,730)	Energy Portfolio	Monthly
Sasco Master	5.91%	45,139,559	(1,039,781)	113,754	(9,668)	(1,143,867)	Energy Portfolio	Monthly

Total		$734,276,743	$17,046,140	$3,052,308	$402,883	$13,590,949

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

7.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(71.99)	$(24.44)	$(43.96)
Interest income	0.30	1.01	0.84
Expenses**	(24.79)	(24.00)	(34.63)

Increase (decrease) for the year	(96.48)	(47.43)	(77.75)
Net asset value per unit, beginning of year	1,165.28	1,212.71	1,290.46

Net asset value per unit, end of year	$1,068.80	$1,165.28	$1,212.71

*	Includes brokerage fees.
**	Excludes brokerage fees.

	2011	2010***		2009***
Ratios to average net assets:
Net investment income (loss)	(8.1)%	(7.9)%		(8.7)%
Incentive fees	0.1%	0.0	%*****	0.7%

Net investment income (loss) before incentive fees****	(8.0)%	(7.9)%		(8.0)%

Operating expenses	8.1%	8.0%		8.0%
Incentive fees	0.1%	0.0	%*****	0.7%

Total expenses	8.2%	8.0%		8.7%

Total return:
Total return before incentive fees	(8.2)%	(3.9)%		(5.3)%
Incentive fees	(0.1)%	(0.0	)%*****	(0.7)%

Total return after incentive fees	(8.3)%	(3.9)%		(6.0)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.
*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or its affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(32,851,696)	$24,000,769	$(42,058,451)	$5,851,753
Net income (loss)	$(36,260,892)	$19,994,645	$(46,009,361)	$1,242,249
Increase (decrease) in net asset value per unit	$(57.84)	$31.33	$(71.76)	$1.79

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$26,415,387	$(6,686,903)	$(24,522,086)	$(11,016,950)
Net income (loss)	$22,201,628	$(10,464,576)	$(28,562,764)	$(15,047,559)
Increase (decrease) in net asset value per unit	$33.18	$(15.45)	$(42.25)	$(22.91)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Center (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at MSSB, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $43,046,041 were earned by CGM for the year ended December 31, 2011. Management fees and incentive fees of $13,658,648 and $868,682, respectively, were earned by the Advisors for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	7,513.5294	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”)in the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$334,200
2010	$241,000

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$48,000

2010	$44,250

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements.

(2) Exhibits:

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the current report to Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.3	Management Agreement among the Partnership, the General Partner and Graham Capital Management L.P. (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham Capital Management L.P. for 2011 (dated June 1, 2011 and filed herein).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge Associates Inc. for 2011 (dated June 1, 2011 and filed herein).

10.5	Management Agreement among the Partnership, the General Partner and Drury Capital, Inc. (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)	Letter from the General Partner extending Management Agreement with Drury Capital, Inc. for 2011 (dated June 1, 2011 and filed herein).

10.6	Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003).

(a)	Letter from the General Partner extending Management Agreement with John W. Henry & Company, Inc. for 2011 (dated June 1, 2011 and filed herein).

10.7	Management Agreement among the Partnership, the General Partner and Winton Capital Management Limited (filed as Exhibit 10.2 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2011 (dated June 1, 2011 and filed herein).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and Capital Fund Management (dated October 29, 2010 and filed herein).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with Capital Fund Management for 2011 (dated June 1, 2011 and filed herein).

10.9	Management Agreement among the Partnership, the General Partner and Aspect Capital Limited for 2010 (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect Capital Limited for 2011 (dated June 1, 2011 and filed herein).

10.10	Management Agreement among the Partnership, the General Partner and SandRidge Capital LP (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 15, 2009 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and Sasco Energy Partners LLC (filed as Exhibit 10.13 to the current report on Form 8-K filed on September 21, 2010 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.14	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC dated July 29, 2010 (filed as exhibit 10.12 to the current report on Form 8-K filed on August 3, 2010 and incorporated herein by reference).

99.2	Financial Statements of CMF Aspect Master Fund L.P.

99.3	Financial Statements of CMF Willowbridge Argo Master Fund L.P.

99.4	Financial Statements of CMF Drury Capital Master Fund L.P.

99.5	Financial Statements of CMF Capital Fund Management Master Fund L.P.

99.6	Financial Statements of CMF Graham Capital Master Fund L.P.

99.7	Financial Statements of CMF Altis Partners Master Fund L.P.

99.8	Financial Statements of KR Master Fund L.P.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference:

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner	Colbert Narcisse	Alper Daglioglu
Chief Financial Officer	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2012	Date: March 30, 2012
Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.