Form 10-Q
period 2012-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-05-15
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes X    No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _    No  X

As of April 30, 2012, 589,842.7825 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23–25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26–35

Item 4.	Controls and Procedures	36

PART II - Other Information		37–40
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema Document.

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB XBRL Taxonomy Extension Label Linkbase Document.

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:

Investment in Funds, at fair value	$618,938,247	$648,497,275
Equity in trading account:
Cash	26,390,297	23,412,721
Cash margin	3,876,697	6,146,380
Net unrealized appreciation on open futures contracts	—	1,191,752

Total trading equity	649,205,241	679,248,128
Interest receivable	1,162	—

Total assets	$649,206,403	$679,248,128

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$167,358	$—
Accrued expenses:
Brokerage fees	2,974,762	3,113,220
Management fees	987,455	1,034,080
Other	420,845	357,723
Redemptions payable	13,182,077	8,180,703

Total liabilities	17,732,497	12,685,726

Partners’ Capital:
General Partner, 7,513.5294 unit equivalents outstanding at March 31, 2012 and December 31, 2011	7,856,973	8,030,460
Limited Partners, 596,358.5082 and 616,142.5801 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	623,616,933	658,531,942

Total partners’ capital	631,473,906	666,562,402

Total liabilities and partners’ capital	$649,206,403	$679,248,128

Net asset value per unit	$1,045.71	$1,068.80

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	88	$27,225	0.00 *%
Energy	143	(249,968)	(0.04)
Grains	96	501,512	0.08
Indices	52	176,020	0.03
Interest Rates Non – U.S.	170	67,104	0.01
Softs	192	(61,256)	(0.01)

Total futures contracts purchased		460,637	0.07

Futures Contracts Sold
Currencies	120	(182,250)	(0.03)
Energy	28	25,200	0.00 *
Grains	144	(192,725)	(0.03)
Interest Rates – U.S.	126	(140,563)	(0.02)
Interest Rates Non – U.S.	5	(27,342)	(0.01)
Metals	108	(90,510)	(0.01)
Softs	32	(19,805)	(0.00)*

Total futures contracts sold		(627,995)	(0.10)

Investment in Funds
CMF Drury Capital Master Fund L.P.		105,061,296	16.64
CMF Willowbridge Argo Master Fund L.P.		31,653,113	5.01
CMF Aspect Master Fund L.P.		111,451,283	17.65
CMF Capital Fund Management Master Fund L.P.		87,655,850	13.88
CMF Graham Capital Master Fund L.P.		78,248,826	12.39
KR Master Fund L.P.		102,696,599	16.27
CMF Altis Partners Master Fund L.P.		102,171,280	16.18

Total investment in Funds		618,938,247	98.02

Net fair value		$618,770,889	97.99%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Grains	23	$(400)	(0.00)*%
Interest Rates – U.S.	160	130,781	0.02
Interest Rates Non – U.S.	193	261,882	0.04

Total futures contracts purchased		392,263	0.06

Futures Contracts Sold
Currencies	198	(69,662)	(0.01)
Energy	124	58,921	0.01
Grains	23	(53,263)	(0.01)
Indices	26	31,347	0.01
Interest Rates – U.S.	81	(4,613)	(0.00)*
Metals	140	685,030	0.10
Softs	348	151,729	0.02

Total futures contracts sold		799,489	0.12

Investment in Funds
CMF Drury Capital Master Fund L.P.		100,174,719	15.03
CMF Willowbridge Argo Master Fund L.P.		49,103,137	7.37
CMF Aspect Master Fund L.P.		117,010,536	17.55
CMF Capital Fund Management Master Fund L.P.		97,747,442	14.66
CMF Graham Capital Master Fund L.P.		78,951,308	11.84
KR Master Fund L.P.		100,225,332	15.04
CMF Altis Partners Master Fund L.P.		105,284,801	15.80

Total investment in Funds		648,497,275	97.29

Net fair value		$649,689,027	97.47%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$2,436	$8,888
Interest income from investment in Funds	51,164	141,100

Total investment income	53,600	149,988

Expenses:
Brokerage fees including clearing fees	9,727,046	11,499,754
Management fees	3,051,750	3,735,852
Incentive fees	—	347,609
Other	272,508	526,043

Total expenses	13,051,304	16,109,258

Net investment income (loss)	(12,997,704)	(15,959,270)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(4,008,980)	2,984,477
Net realized gains (losses) on investment in Funds	18,214,094	22,634,584
Change in net unrealized gains (losses) on open contracts	(1,359,110)	(357,538)
Change in net unrealized gains (losses) on investment in Funds	(14,028,461)	(8,060,004)

Total trading results	(1,182,457)	17,201,519

Net income (loss)	(14,180,161)	1,242,249
Subscriptions — Limited Partners	13,470,500	19,941,239
Redemptions — Limited Partners	(34,378,835)	(34,359,298)

Net increase (decrease) in Partners’ Capital	(35,088,496)	(13,175,810)
Partners’ Capital, beginning of period	666,562,402	763,167,489

Partners’ Capital, end of period	$631,473,906	$749,991,679

Net asset value per unit (603,872.0376 and 642,629.3803 units outstanding on March 31, 2012 and 2011, respectively)	$1,045.71	$1,167.07

Net income (loss) per unit*	$(23.09)	$1.79

Weighted average units outstanding	624,556.0920	657,992.0238

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.    General:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.

Between March 27, 2003 (commencement of the public offering period) and April 30, 2003, 36,616 redeemable units of limited partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to publicly offer 300,000 Redeemable Units during the initial public offering period. As of December 4, 2003, the Partnership was authorized to publicly offer an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to publicly offer an additional 1,000,000 Redeemable Units. As of June 30, 2005, the Partnership was authorized to publicly offer the 2,000,000 Redeemable Units previously registered. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of March 31, 2012, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

March 31, 2012

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(17.86)	$8.55
Interest income	0.09	0.23
Expenses **	(5.32)	(6.99)

Increase (decrease) for the period	(23.09)	1.79
Net asset value per unit, beginning of period	1,068.80	1,165.28

Net asset value per unit, end of period	$1,045.71	$1,167.07

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended March 31,
	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(8.0)%	(8.3)%
Incentive fees	—	0.0	%******

Net investment income (loss) before incentive fees*****	(8.0)%	(8.3)%

Operating expenses	8.0%	8.4%
Incentive fees	—%	0.0	%******

Total expenses	8.0%	8.4%

Total return:
Total return before incentive fees	(2.2)%	0.2%
Incentive fees	—%	(0.0	)%******

Total return after incentive fees	(2.2)%	0.2%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income less total expenses.

******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 201-20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Partnership and the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2012 and 2011 was 1,071 and 1,298, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures contracts traded directly by the Partnership as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures Contracts
Currencies	$28,575
Energy	25,200
Grains	501,512
Indices	193,119
Interest Rates - U.S.	1,500
Interest Rates Non - U.S.	67,104
Softs	4,520

Total unrealized appreciation on open futures contracts	$821,530

Liabilities
Futures Contracts
Currencies	$(183,600)
Energy	(249,968)
Grains	(192,725)
Indices	(17,099)
Interest Rates - U.S.	(142,063)
Interest Rates Non - U.S.	(27,342)
Metals	(90,510)
Softs	(85,581)

Total unrealized depreciation on open futures contracts	$(988,888)

Net unrealized depreciation on open futures contracts	$(167,358)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

December 31, 2011
Assets
Futures Contracts
Currencies	$42,581
Energy	169,956
Grains	487
Indices	34,866
Interest Rates U.S.	130,781
Interest Rates Non-U.S.	265,283
Metals	759,650
Softs	180,039

Total unrealized appreciation on open futures contracts	$1,583,643

Liabilities
Futures Contracts
Currencies	$(112,243)
Energy	(111,035)
Grains	(54,150)
Indices	(3,519)
Interest Rates U.S.	(4,613)
Interest Rates Non-U.S.	(3,401)
Metals	(74,620)
Softs	(28,310)

Total unrealized depreciation on open futures contracts	$(391,891)

Net unrealized appreciation on open futures contracts	$1,191,752 **

**	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012 and 2011.

Sector	Three Months Ended March 31, 2012 Gain (loss) from trading		Three Months Ended March 31, 2011 Gain (loss) from trading
Currencies	$(558,427)		$(758,310)
Energy	812,518		2,584,280
Grains	(404,237)		(843,275)
Indices	383,536		(581,507)
Interest Rates — U.S.	(718,235)		(120,251)
Interest Rates Non — U.S.	(753,132)		(99,934)
Metals	(3,211,755)		602,885
Softs	(918,358)		1,843,051

Total	$(5,368,090	)***	$2,626,939 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$821,530	$821,530	$—	$—
Investment in Funds	618,938,247	—	618,938,247	—

Total assets	619,759,777	821,530	618,938,247	—

Liabilities
Futures	$988,888	$988,888	$—	$—

Total liabilites	988,888	988,888	—	—

Net fair value	$618,770,889	$(167,358)	$618,938,247	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,583,643	$1,583,643	$—	$—
Investment in Funds	648,497,275	—	648,497,275	—

Total assets	650,080,918	1,583,643	648,497,275	—

Liabilities
Futures	$391,891	$391,891	$—	$—

Total liabilites	391,891	391,891	—	—

Net fair value	$649,689,027	$1,191,752	$648,497,275	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

March 31, 2012

(Unaudited)

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

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a proprietary, fundamental trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, CFM Master’s, Graham Master’s, Altis Master’s and KR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner of the Funds at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level, with the exception of DKR I, LLC, where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Company. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2012, the Partnership owned approximately 85.0% of Drury Master, 78.3% of Willowbridge Master, 71.6% of Aspect Master, 75.8% of CFM Master, 62.3% of Graham Master, 80.6% of KR Master and 72.6% of Altis Master. At December 31, 2011, the Partnership owned approximately 83.8% of Drury Master, 83.8% of Willowbridge Master, 71.5% of Aspect Master, 76.3% of CFM Master, 61.9% of Graham Master, 89.5% of KR Master and 72.7% of Altis Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Drury Master	$124,018,374	$394,788	$123,623,586
Willowbridge Master	40,497,338	58,093	40,439,245
Aspect Master	155,926,932	172,519	155,754,413
CFM Master	117,474,401	1,761,349	115,713,052
Graham Master	126,414,592	815,596	125,598,996
KR Master	129,231,718	1,776,754	127,454,964
Altis Master	141,013,201	271,270	140,741,931

Total	$834,576,556	$5,250,369	$829,326,187

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$119,558,883	$54,463	$119,504,420
Willowbridge Master	58,685,838	62,005	58,623,833
Aspect Master	163,744,655	39,491	163,705,164
CFM Master	128,240,769	60,320	128,180,449
Graham Master	127,567,600	44,426	127,523,174
KR Master	116,101,391	4,162,840	111,938,551
Altis Master	145,096,295	161,169	144,935,126

Total	$858,995,431	$4,584,714	$854,410,717

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(72,302)	$10,544,513	$10,472,211
Willowbridge Master	(24,293)	(2,080,068)	(2,104,361)
Aspect Master	(45,641)	3,077,847	3,032,206
CFM Master	(267,135)	(4,576,506)	(4,843,641)
Graham Master	(154,873)	3,061,669	2,906,796
KR Master	(109,287)	(3,145,845)	(3,255,132)
Altis Master	(79,621)	(1,671,720)	(1,751,341)

Total	$(753,152)	$5,209,890	$4,456,738

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

	For the three months ended March 31, 2011
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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
	% of			Expenses		Net
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.64%	$105,061,296	$8,888,280	$57,867	$11,894	$8,818,519	Commodity Portfolio	Monthly
Willowbridge Master	5.01%	31,653,113	(1,640,866)	7,965	14,267	(1,663,098)	Commodity Portfolio	Monthly
Aspect Master	17.65%	111,451,283	2,243,185	30,538	11,782	2,200,865	Commodity Portfolio	Monthly
CFM Master	13.88%	87,655,850	(3,435,122)	196,940	14,215	(3,646,277)	Commodity Portfolio	Monthly
Graham Master	12.39%	78,248,826	1,919,218	93,473	9,402	1,816,343	Commodity Portfolio	Monthly
KR Master	16.27%	102,696,599	(2,532,422)	91,143	16,684	(2,640,249)	Commodity Portfolio	Monthly
Altis Master	16.18%	102,171,280	(1,205,476)	46,993	19,533	(1,272,002)	Commodity Portfolio	Monthly

Total		$618,938,247	$4,236,797	$524,919	$97,777	$3,614,101

	December 31, 2011		For the three months ended March 31, 2011
	% of			Expenses		Net
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	15.03%	$100,174,719	$3,508,802	$48,922	$19,154	$3,440,726	Commodity Portfolio	Monthly
Willowbridge Master	7.37%	49,103,137	1,213,936	7,453	6,111	1,200,372	Commodity Portfolio	Monthly
Aspect Master	17.55%	117,010,536	1,280,542	26,520	16,544	1,237,478	Commodity Portfolio	Monthly
CFM Master	14.66%	97,747,442	6,390,066	298,350	27,591	6,064,125	Commodity Portfolio	Monthly
Winton Master	0.00%	—	2,567,330	14,656	3,676	2,548,998	Commodity Portfolio	Monthly
Graham Master	11.84%	78,951,308	(670,023)	98,289	14,289	(782,601)	Commodity Portfolio	Monthly
SandRidge Master	0.00%	—	2,152,330	31,737	10,774	2,109,819	Energy Portfolio	Monthly
Sasco Master	0.00%	—	(1,727,303)	234,412	33,687	(1,995,402)	Energy Portfolio	Monthly
KR Master	15.04%	100,225,332	—	—	—	—	Commodity Portfolio	Monthly
Altis Master	15.80%	105,284,801	—	—	—	—	Commodity Portfolio	Monthly

Total		$648,497,275	$14,715,680	$760,339	$131,826	$13,823,515

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures, swaps and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and certain options contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 9.3% to 20.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

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

March 31, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 5.3% from $666,562,402 to $631,473,906. This decrease was attributable to the redemptions of 32,368.7355 Redeemable Units resulting in an outflow of $34,378,835, coupled with the net loss from operations of $14,180,161, which was offset by the subscriptions of 12,584.6636 Redeemable Units totaling $13,470,500. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the first quarter of 2012, the Partnership’s net asset value per unit decreased 2.2% from $1,068.80 to $1,045.71 as compared to an increase of 0.2% in the same period of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $1,182,457. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. Interest rates, livestock, metals and softs and were partially offset by gains in energy and, indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $17,201,519. Gains were primarily attributable to the Partnership/Funds’ trading in currencies, energy, livestock, metals and softs and were partially offset by losses in grains, indices and U.S and non-U.S. interest rates.

The most significant losses were recorded within the metals sector throughout the majority of the quarter from long positions in silver and gold futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals for the second time this year. Within the global interest rate sector, losses were incurred in February and March from long positions in U.S., European, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Losses were experienced within the currency markets during March from short positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. Meanwhile, long positions in the Canadian dollar and Australian dollar versus the U.S. dollar also resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the agricultural sector, losses were incurred during January and February from short positions in sugar futures as prices advanced on concern that supplies will be tighter than forecast because of harvest delays in Brazil, the world’s largest producer of sugar. Elsewhere, short positions in cocoa futures incurred losses as prices advanced on speculation that supplies will ebb in the Ivory Coast, the world’s top producer of cocoa. Prices of cocoa futures continued to rise after a nationwide strike spurred concern that supplies will be disrupted in Nigeria, the world’s fourth-largest producer of cocoa.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector throughout the majority of the quarter from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced in this sector during February from long futures positions in RBOB (unleaded) gasoline and Brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved throughout the majority of the quarter from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2012 decreased by $96,388 as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 decreased $1,772,708 as compared to the corresponding period in 2011. The decrease in brokerage fees is due to a decrease in average net assets for the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 decreased $684,102 as compared to the corresponding period in 2011. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2012. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $347,609. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

As of March 31, 2012 and December 31, 2011, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Drury Capital, Inc.	16%	15%
Graham Capital Management, L.P.	11%	12%
John W. Henry & Company, Inc.	5%	4%
Aspect Management (Cayman) Limited	17%	17%
Capital Fund Management S.A.	14%	14%
Willowbridge Associates Inc.	5%	7%
Krom River Trading Program	16%	15%
Altis Partners (Jersey) Limited	16%	16%

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of JWH, the Partnership’s advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. JWH directly trades a managed account in the Partnership’s name. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by JWH) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $631,473,906.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$18,951,243	3.00%
Energy	10,206,958	1.62%
Grains	2,474,922	0.39%
Indices	14,878,049	2.36%
Interest Rates U.S.	1,973,493	0.31%
Interest Rates Non-U.S.	11,238,699	1.78%
Livestock	1,806,386	0.29%
Lumber	2,148	0.00%*
Metals	14,598,076	2.31%
Softs	2,922,923	0.46%

Total	$79,052,897	12.52%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $666,526,402.

	December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$16,801,552	2.52%
Energy	7,063,814	1.06%
Grains	4,472,027	0.67%
Indices	9,270,348	1.39%
Interest Rates U.S.	4,114,001	0.62%
Interest Rates Non-U.S.	17,992,268	2.70%
Livestock	649,642	0.10%
Lumber	46,802	0.01%
Metals	15,238,057	2.28%
Softs	5,060,994	0.76%

Total	$80,709,505	12.11%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2012 and December 31, 2011, the highest and lowest value at any point and the average value during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures have been included in calculating the figures set forth below. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$589,600	0.09%	$925,600	$128,400	$426,533
Energy	767,132	0.12%	785,832	318,720	707,392
Grains	211,800	0.03%	736,000	40,250	139,950
Indices	165,871	0.03%	314,626	34,911	151,536
Interest Rates U.S.	220,200	0.03%	361,250	45,083	195,275
Interest Rates Non -U.S.	437,248	0.07%	840,050	124,532	467,882
Metals	1,116,000	0.18%	1,670,000	120,024	819,167
Softs	347,100	0.06%	1,206,240	151,100	250,417

Total	$3,854,951	0.61%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$831,500	0.12%	$925,600	$93,875	$517,955
Energy	543,600	0.08%	728,756	35,000	404,389
Grains	59,799	0.01%	736,000	59,799	333,446
Indices	87,649	0.01%	314,626	25,200	139,134
Interest Rates U.S.	349,564	0.05%	366,200	35,200	230,360
Interest Rates Non -U.S.	644,722	0.11%	782,302	153,679	499,999
Metals	1,670,000	0.25%	1,670,000	90,000	731,012
Softs	722,000	0.11%	1,206,240	48,600	616,773

Total	$4,908,834	0.74%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Drury Master’s total capitalization was $123,623,586. The Partnership owned approximately 85.0% of Drury Master. As of March 31, 2012, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,876,658	7.18%	$10,623,092	$4,725,187	$9,655,683
Energy	4,234,320	3.42%	4,234,320	1,062,672	3,224,687
Grains	1,019,802	0.82%	1,956,180	285,305	1,301,221
Indices	5,530,977	4.47%	8,198,762	3,221,408	5,854,859
Interest Rates U.S.	629,578	0.51%	1,585,000	415,422	886,634
Interest Rates Non-U.S.	3,088,361	2.50%	5,022,722	1,318,999	3,351,510
Metals	6,052,458	4.90%	6,131,208	2,121,110	4,057,131
Softs	686,278	0.56%	2,176,397	461,271	697,083

Total	$30,118,432	24.36%

*	Average of month-end Values at Risk.

As of December 31, 2011, Drury Master’s total capitalization was $119,504,420. The Partnership owned approximately 83.8% of Drury Master. As of December 31, 2011, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

As of March 31, 2012, Willowbridge Master’s total capitalization was $40,439,245. The Partnership owned approximately 78.3% of Willowbridge Master. As of March 31, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$212,979	0.53%	$3,114,825	$212,979	$543,573
Energy	187,480	0.46%	3,518,500	187,480	414,493
Grains	204,250	0.51%	2,109,250	49,500	158,833
Interest Rates U.S.	31,875	0.08%	1,213,250	31,875	193,892
Livestock	25,200	0.06%	76,000	13,200	17,200
Softs	215,000	0.53%	2,629,700	37,700	177,433

Total	$876,784	2.17%

*	Average of month-end Values at Risk.

As of December 31, 2011, Willowbridge Master’s total capitalization was $58,623,833. The Partnership owned approximately 83.8% of Willowbridge Master. As of December 31, 2011, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

As of March 31, 2012, Aspect Master’s total capitalization was $155,754,413. The Partnership owned approximately 71.6% of Aspect Master. As of March 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,453,316	6.07%	$9,453,316	$3,034,310	$8,588,016
Energy	3,158,700	2.03%	3,158,700	1,241,868	2,668,918
Grains	408,897	0.26%	736,876	314,124	471,831
Indices	3,081,381	1.98%	3,275,925	1,263,661	2,871,628
Interest Rates U.S.	175,416	0.11%	1,448,575	83,863	710,264
Interest Rates Non-U.S.	3,139,721	2.01%	7,061,983	699,901	4,947,095
Livestock	79,475	0.05%	118,500	32,275	71,183
Lumber	3,000	0.00%**	7,500	1,300	4,500
Metals	1,958,917	1.26%	1,958,917	1,115,572	1,741,788
Softs	681,210	0.44%	895,669	628,212	746,083

Total	$22,140,033	14.21%

** Due to rounding

*	Average of month-end Values at Risk.

**	Due to rounding.

As of December 31, 2011, Aspect Master’s total capitalization was $163,705,164. The Partnership owned approximately 71.5% of Aspect Master. As of December 31, 2011, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2011

				Twelve Months Ended December 31, 2011
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

As of March 31, 2012, CFM Master’s total capitalization was $115,713,052. The Partnership owned approximately 75.8% of CFM Master. As of March 31, 2012, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,710,237	2.35%	$6,515,677	$903,435	$3,687,298
Energy	479,180	0.41%	1,164,011	119,162	552,368
Grains	280,765	0.24%	667,599	102,213	392,747
Indices	4,368,478	3.78%	8,029,320	525,489	4,309,405
Interest Rates U.S.	1,252,240	1.08%	3,412,400	140,537	1,731,522
Interest Rates Non -U.S.	3,576,911	3.09%	5,349,362	592,170	3,583,462
Livestock	56,200	0.05%	63,210	6,005	36,707
Metals	2,169,808	1.88%	3,566,033	181,250	2,365,388
Softs	305,556	0.26%	442,090	122,253	282,741

Total	$15,199,375	13.14%

*	Average of month-end Values at Risk.

As of December 31, 2011, CFM Master’s total capitalization was $128,180,449. The Partnership owned approximately 76.3% of CFM Master. As of December 31, 2011, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

As of March 31, 2012, Graham Master’s total capitalization was $125,598,996. The Partnership owned approximately 62.3% of Graham Master. As of March 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,932,243	2.33%	$14,645,028	$2,932,243	$4,034,576
Energy	3,313,986	2.64%	3,576,694	430,473	2,846,436
Grains	808,031	0.65%	1,548,650	436,750	904,239
Indices	7,212,315	5.74%	11,180,261	3,276,704	7,274,223
Interest Rates U.S.	190,045	0.15%	2,390,488	91,689	1,243,390
Interest Rates Non-U.S.	5,163,732	4.11%	6,411,562	813,077	5,317,338
Livestock	7,200	0.01%	63,600	1,200	10,400
Metals	1,595,641	1.27%	2,278,016	616,825	1,259,297
Softs	946,658	0.75%	999,000	241,774	739,956

Total	$22,169,851	17.65%

*	Average of month-end Values at Risk.

As of December 31, 2011, Graham Master’s total capitalization was $127,523,174. The Partnership owned approximately 61.9% of Graham Master. As of December 31, 2011, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

As of March 31, 2012, KR Master’s total capitalization was $127,454,964. The Partnership owned approximately 80.6% of KR Master. As of March 31, 2012, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

March 31, 2012

			For the three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,246,149	0.98%	$2,684,219	$783,511	$1,802,826
Grains	282,096	0.22%	1,437,749	211,872	670,587
Livestock	703,058	0.55%	985,549	413,352	817,024
Metals	6,714,768	5.27%	8,263,352	2,240,134	7,170,006
Softs	638,978	0.50%	887,988	126,917	595,499

Total	$9,585,049	7.52%

*	Average of month-end Values at Risk.

As of December 31, 2011, KR Master’s total capitalization was $111,938,551. The Partnership owned approximately 89.5% of KR Master. As of December 31, 2011, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$651,345	0.58%	$1,515,141	$114,921	$802,683
Grains	345,908	0.31%	2,029,031	13,500	676,464
Livestock	453,614	0.40%	1,050,925	1,225	352,450
Metals	2,307,204	2.06%	4,434,879	1,946,800	2,672,044
Softs	286,638	0.26%	1,209,019	139,301	456,846

Total	$4,044,709	3.61%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Altis Master’s total capitalization was $140,741,931. The Partnership owned approximately 72.6% of Altis Master. As of March 31, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,599,792	1.14%	$5,066,857	$646,682	$2,411,132
Energy	1,264,686	0.90%	1,728,561	454,647	1,179,690
Grains	1,968,031	1.40%	2,055,495	294,622	1,441,611
Indices	1,288,829	0.91%	2,105,800	470,802	1,499,500
Interest Rates U.S.	376,246	0.27%	798,750	101,249	539,149
Interest Rates Non -U.S.	3,431,043	2.44%	4,106,498	211,275	2,958,492
Livestock	182,900	0.13%	427,200	21,625	274,317
Lumber	7,500	0.00%**	70,500	800	38,500
Metals	2,112,578	1.50%	2,431,563	729,575	1,442,484
Softs	1,364,865	0.97%	1,612,875	374,414	1,224,081

Total	$13,596,470	9.66%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Altis Master’s total capitalization was $144,935,126. The Partnership owned approximately 72.7% of Altis Master. As of December 31, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$4,706,034	3.25%	$4,735,198	$646,682	$2,692,436
Energy	1,077,077	0.74%	2,954,905	374,821	1,387,930
Grains	1,147,409	0.79%	1,342,558	294,622	660,686
Indices	1,694,372	1.17%	4,865,066	470,802	1,611,202
Interest Rates U.S.	659,750	0.46%	1,007,400	101,249	442,163
Interest Rates Non -U.S.	2,332,739	1.61%	2,332,739	211,275	1,252,268
Livestock	242,550	0.17%	244,350	21,625	109,725
Lumber	57,000	0.04%	70,500	800	22,233
Metals	2,499,389	1.72%	3,663,593	644,520	1,887,972
Softs	1,438,518	0.99%	1,748,653	374,414	801,205

Total	$15,854,838	10.94%

*	Annual average month-end Value at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2012, there were additional subscriptions of 12,584.6636 Redeemable Units totaling $13,470,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	7,500.3403	$1,063.21	N/A	N/A
February 1, 2012 – February 29, 2012	12,262.5326	$1,078.27	N/A	N/A
March 1, 2012 – March 31, 2012	12,605.8626	$1,045.71	N/A	N/A
	32,368.7355	$1,062.10

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. None.

Item 5.    Other Information. None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2011 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2011 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2011 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2011 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with Capital Fund Management for 2011 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2011 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.11	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 15, 2012