Form 10-Q
period 2012-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2012-11-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes _    No  X

As of October 31, 2012, 541,985.2508 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:

Investment in Funds, at fair value	$543,434,388	$648,497,275
Equity in trading account:
Cash	18,924,642	23,412,721
Cash margin	4,035,364	6,146,380
Net unrealized appreciation on open futures contracts	40,282	1,191,752

Total trading equity	566,434,676	679,248,128
Interest receivable	973	0

Total assets	$566,435,649	$679,248,128

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$47,980	$0
Accrued expenses:
Brokerage fees	2,595,945	3,113,220
Management fees	857,136	1,034,080
Other	354,611	357,723
Redemptions payable	10,527,800	8,180,703

Total liabilities	14,383,472	12,685,726

Partners’ Capital:
General Partner, 6,536.5294 and 7,513.5294 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	6,471,360	8,030,460
Limited Partners, 551,076.6868 and 616,142.5801 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	545,580,817	658,531,942

Total partners’ capital	552,052,177	666,562,402

Total liabilities and partners’ capital	$566,435,649	$679,248,128

Net asset value per unit	$990.03	$1,068.80

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners Capital
Futures Contracts Purchased
Currencies	175	$(37,237)	(0.01)%
Energy	70	53,757	0.01
Indices	188	(211,009)	(0.04)
Interest Rates – U.S.	744	1,900	0.00 *
Interest Rates Non – U.S.	318	56,756	0.01
Metals	32	297,960	0.06
Softs	87	(6,378)	(0.00)*

Total futures contracts purchased		155,749	0.03

Futures Contracts Sold
Energy	6	(26,400)	(0.00)*
Grains	18	(27,450)	(0.01)
Softs	198	(61,617)	(0.01)

Total futures contracts sold		(115,467)	(0.02)

Unrealized Appreciation on Open Forward Contracts
Currencies	$3,794,828	29,774	0.01
Metals	140	568,910	0.10

Total unrealized appreciation on open forward contracts		598,684	0.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$3,596,084	(37,052)	(0.01)
Metals	117	(609,612)	(0.11)

Total unrealized depreciation on open forward contracts		(646,664)	(0.12)

Investment in Funds
CMF Drury Capital Master Fund L.P.		83,892,108	15.20
CMF Willowbridge Argo Master Fund L.P.		33,180,137	6.01
CMF Aspect Master Fund L.P.		101,866,774	18.45
CMF Capital Fund Management Master Fund L.P.		81,958,516	14.84
CMF Graham Capital Master Fund L.P.		53,039,965	9.61
KR Master Fund L.P.		93,885,114	17.01
CMF Altis Partners Master Fund L.P.		95,611,774	17.32

Total investment in Funds		543,434,388	98.44

Net fair value		$543,426,690	98.44%

*	Due to rounding.

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$3,073	$1,103	$8,702	$11,470
Interest income from investment in Funds	69,604	22,225	185,087	189,146

Total investment income	72,677	23,328	193,789	200,616

Expenses:
Brokerage fees including clearing fees	8,704,334	10,596,140	27,435,110	33,330,354
Management fees	2,696,941	3,309,142	8,580,181	10,575,162
Incentive fees	0	521,073	0	868,682
Other	197,844	175,909	733,788	1,122,694

Total expenses	11,599,119	14,602,264	36,749,079	45,896,892

Net investment income (loss)	(11,526,442)	(14,578,936)	(36,555,290)	(45,696,276)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,586,330)	1,870,604	(3,556,061)	3,980,393
Net realized gains (losses) on investment in Funds	11,594,327	14,754,214	22,392,753	26,330,015
Change in net unrealized gains (losses) on open contracts	300,282	1,945,158	(1,199,450)	(643,122)
Change in net unrealized gains (losses) on investment in Funds	(8,992,301)	16,003,605	(27,348,279)	(8,743,477)

Total trading results	1,315,978	34,573,581	(9,711,037)	20,923,809

Net income (loss)	(10,210,464)	19,994,645	(46,266,327)	(24,772,467)
Subscriptions — Limited Partners	4,610,062	15,675,764	22,857,364	56,332,372
Redemptions — Limited Partners	(28,825,839)	(23,174,994)	(90,099,357)	(92,645,657)
Redemptions — General Partner	(1,001,905)	0	(1,001,905)	0

Net increase (decrease) in Partners’ Capital	(35,428,146)	12,495,415	(114,510,225)	(61,085,752)
Partners’ Capital, beginning of period	587,480,323	689,586,322	666,562,402	763,167,489

Partners’ Capital, end of period	$552,052,177	$702,081,737	$552,052,177	$702,081,737

Net asset value per unit (557,613.2162 and 623,163.8021 units outstanding on September 30, 2012 and 2011, respectively)	$990.03	$1,126.64	$990.03	$1,126.64

Net income (loss) per unit*	$(18.75)	$31.33	$(78.77)	$(38.64)

Weighted average units outstanding	576,305.0635	633,077.4161	599,741.3577	$645,785.0221

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 30, 2012, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), John W. Henry & Company, Inc., (“JWH”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Capital Fund Management S.A. (“CFM”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) and Altis Partners (Jersey) Limited (“Altis”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to JWH directly, where as the Partnership invests the portion of its assets allocated to each of the other Advisors indirectly through investments in master funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

September 30, 2012

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$(13.85)	$37.61	$(63.58)	$(19.56)
Interest income	0.13	0.03	0.33	0.30
Expenses **	(5.03)	(6.31)	(15.52)	(19.38)

Increase (decrease) for the period	(18.75)	31.33	(78.77)	(38.64)
Net asset value per unit, beginning of period	1,008.78	1,095.31	1,068.80	1,165.28

Net asset value per unit, end of period	$990.03	$1,126.64	$990.03	$1,126.64

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011***		2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(7.9)%	(8.0)%		(7.9)%	(8.2)%
Incentive fees	—%	0.1%		—%	0.1%

Net investment income (loss) before incentive fees*****	(7.9)%	(7.9)%		(7.9)%	(8.1)%

Operating expenses	7.9%	7.9%		7.9%	8.2%
Incentive fees	—%	0.1%		—%	0.1%

Total expenses	7.9%	8.0%		7.9%	8.3%

Total return:
Total return before incentive fees	(1.9)%	2.9%		(7.4)%	(3.2)%
Incentive fees	—%	0.0	%******	—%	(0.1)%

Total return after incentive fees	(1.9)%	2.9%		(7.4)%	(3.3)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income less total expenses.

******	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 1,735 and 1,262, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 1,428 and 1,172, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 240 and 0, respectively. The monthly average number of metal forward contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 124 and 0, respectively. The monthly average notional value of currency forward contracts held by the Partnership during the three months ended September 30, 2012 and 2011 were $16,244,034 and $0, respectively. The monthly average notional value of currency forward contracts held by the Partnership during the nine months ended September 30, 2012 and 2011 were $8,351,178 and $0, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$27,025
Energy	62,507
Interest Rates - U.S.	10,853
Interest Rates Non - U.S.	69,880
Metals	297,960
Softs	22,510

Total unrealized appreciation on open futures contracts	$490,735

Liabilities
Futures Contracts
Currencies	$(64,262)
Energy	(35,150)
Grains	(27,450)
Indices	(211,009)
Interest Rates - U.S.	(8,953)
Interest Rates Non - U.S.	(13,124)
Softs	(90,505)

Total unrealized depreciation on open futures contracts	$(450,453)

Net unrealized appreciation on open futures contracts	$40,282 *

Assets
Forward Contracts
Currencies	$29,774
Metals	568,910

Total unrealized appreciation on open forward contracts	$598,684

Liabilities
Forward Contracts
Currencies	$(37,052)
Metals	(609,612)

Total unrealized depreciation on open forward contracts	$(646,664)

Net unrealized depreciation on open forward contracts	$(47,980)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012 Gain (loss) from trading		Three Months Ended September 30, 2011 Gain (loss) from trading		Nine Months Ended September 30, 2012 Gain (loss) from trading		Nine Months Ended September 30, 2011 Gain (loss) from trading
Currencies	$(72,469)		$498,690		$(949,090)		$(27,369)
Energy	(1,154,768)		(614,529)		(533,930)		423,336
Grains	969,788		(349,075)		269,201		(2,391,900)
Indices	(306,227)		47,040		(379,571)		(714,909)
Interest Rates — U.S.	76,422		1,703,759		(369,540)		1,830,233
Interest Rates Non — U.S.	(338,406)		2,470,086		333,682		2,452,763
Metals	74,797		197,325		(2,629,270)		673,180
Softs	(535,185)		(137,534)		(496,993)		1,091,937

Total	$(1,286,048	)****	$3,815,762	****	$(4,755,511	)****	$3,337,271	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$490,735	$490,735	$—	$—
Forwards	598,684	568,910	29,774	—
Investment in Funds	543,434,388	—	543,434,388	—

Total assets	544,523,807	1,059,645	543,464,162	—

Liabilities
Futures	$450,453	$450,453	$—	$—
Forwards	646,664	609,612	37,052	—

Total liabilites	1,097,117	1,060,065	37,052	—

Net fair value	$543,426,690	$(420)	$543,427,110	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,583,643	$1,583,643	$—	$—
Investment in Funds	648,497,275	—	648,497,275	—

Total assets	650,080,918	1,583,643	648,497,275	—

Liabilities
Futures	$391,891	$391,891	$—	$—

Total liabilites	391,891	391,891	—	—

Net fair value	$649,689,027	$1,191,752	$648,497,275	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2012.

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

At September 30, 2012, the Partnership owned approximately 85.5% of Drury Master, 77.0% of Willowbridge Master, 72.1% of Aspect Master, 76.8% of CFM Master, 57.4% of Graham Master, 81.0% of KR Master and 75.1% of Altis Master. At December 31, 2011, the Partnership owned approximately 83.8% of Drury Master, 83.8% of Willowbridge Master, 71.5% of Aspect Master, 76.3% of CFM Master, 61.9% of Graham Master, 89.5% of KR Master and 72.7% of Altis Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Drury Master	$101,913,250	$3,747,203	$98,166,047
Willowbridge Master	43,137,151	51,975	43,085,176
Aspect Master	142,664,482	1,335,013	141,329,469
CFM Master	107,046,163	389,703	106,656,460
Graham Master	95,924,800	3,450,230	92,474,570
KR Master	117,357,253	1,440,308	115,916,945
Altis Master	130,410,814	3,081,989	127,328,825

Total	$738,453,913	$13,496,421	$724,957,492

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Drury Master	$119,558,883	$54,463	$119,504,420
Willowbridge Master	58,685,838	62,005	58,623,833
Aspect Master	163,744,655	39,491	163,705,164
CFM Master	128,240,769	60,320	128,180,449
Graham Master	127,567,600	44,426	127,523,174
KR Master	116,101,391	4,162,840	111,938,551
Altis Master	145,096,295	161,169	144,935,126

Total	$858,995,431	$4,584,714	$854,410,717

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(75,217)	$(521,796)	$(597,013)
Willowbridge Master	(25,369)	1,523,607	1,498,238
Aspect Master	(56,443)	(3,873,903)	(3,930,346)
CFM Master	(174,158)	1,519,731	1,345,573
Graham Master	(76,849)	1,524,964	1,448,115
KR Master	(173,873)	4,605,264	4,431,391
Altis Master	(126,559)	(1,512,299)	(1,638,858)

Total	$(708,468)	$3,265,568	$2,557,100

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(241,295)	$1,846,061	$1,604,766
Willowbridge Master	(76,478)	2,997,608	2,921,130
Aspect Master	(178,209)	(5,359,870)	(5,538,079)
CFM Master	(608,190)	(5,343,134)	(5,951,324)
Graham Master	(337,956)	566,270	228,314
KR Master	(368,147)	901,800	533,653
Altis Master	(290,400)	(2,667,631)	(2,958,031)

Total	$(2,100,675)	$(7,058,896)	$(9,159,571)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	For the three months ended September 30, 2011
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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	15.20%	$83,892,108	$(426,909)	$59,601	$16,059	$(502,569)	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	33,180,137	1,194,898	7,776	16,231	1,170,891	Commodity Portfolio	Monthly
Aspect Master	18.45%	101,866,774	(2,794,940)	34,572	19,211	(2,848,723)	Commodity Portfolio	Monthly
CFM Master	14.84%	81,958,516	1,187,571	131,437	13,347	1,042,787	Commodity Portfolio	Monthly
Graham Master	9.61%	53,039,965	1,017,234	37,942	13,689	965,603	Commodity Portfolio	Monthly
KR Master	17.01%	93,885,114	3,751,405	161,136	8,770	3,581,499	Commodity Portfolio	Monthly
Altis Master	17.32%	95,611,774	(1,257,629)	91,808	15,365	(1,364,802)	Commodity Portfolio	Monthly

Total		$543,434,388	$2,671,630	$524,272	$102,672	$2,044,686

	September 30, 2012		For the nine months ended September 30, 2012
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	15.20%	$83,892,108	$1,481,145	$194,762	$41,687	$1,244,696	Commodity Portfolio	Monthly
Willowbridge Master	6.01%	33,180,137	2,319,547	24,394	45,701	2,249,452	Commodity Portfolio	Monthly
Aspect Master	18.45%	101,866,774	(3,814,462)	97,489	64,895	(3,976,846)	Commodity Portfolio	Monthly
CFM Master	14.84%	81,958,516	(3,997,817)	451,472	42,082	(4,491,371)	Commodity Portfolio	Monthly
Graham Master	9.61%	53,039,965	513,799	193,170	34,347	286,282	Commodity Portfolio	Monthly
KR Master	17.01%	93,885,114	804,011	328,224	38,310	437,477	Commodity Portfolio	Monthly
Altis Master	17.32%	95,611,774	(2,076,662)	198,162	48,217	(2,323,041)	Commodity Portfolio	Monthly

Total		$543,434,388	$(4,770,439)	$1,487,673	$315,239	$(6,573,351)

	December 31, 2011		For the three months ended September 30, 2011
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	15.03%	$100,174,719	$310,676	$43,738	$15,759	$251,179	Commodity Portfolio	Monthly
Willowbridge Master	7.37%	49,103,137	4,870,827	10,648	11,521	4,848,658	Commodity Portfolio	Monthly
Aspect Master	17.55%	117,010,536	12,497,777	26,758	6,778	12,464,241	Commodity Portfolio	Monthly
CFM Master	14.66%	97,747,442	15,036,816	172,719	11,960	14,852,137	Commodity Portfolio	Monthly
Winton Master	0.00%	—	2,815,174	3,369	588	2,811,217	Commodity Portfolio	Monthly
Graham Master	11.84%	78,951,308	(4,281,757)	117,060	13,761	(4,412,578)	Commodity Portfolio	Monthly
KR Master	15.04%	100,225,332	(2,532,125)	68,236	21,733	(2,622,094)	Commodity Portfolio	Monthly
Altis Master	15.80%	105,284,801	(3,870,539)	36,457	12,776	(3,919,772)	Commodity Portfolio	Monthly
DKR I, LLC	0.00%	—	5,933,195	184,865	400,360	5,347,970	Commodity Portfolio	Monthly

Total		$648,497,275	$30,780,044	$663,850	$495,236	$29,620,958

	December 31, 2011		For the nine months ended September 30, 2011
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	15.03%	$100,174,719	$(10,782,799)	$150,933	$46,474	$(10,980,206)	Commodity Portfolio	Monthly
Willowbridge Master	7.37%	49,103,137	6,208,429	29,375	23,092	6,155,962	Commodity Portfolio	Monthly
Aspect Master	17.55%	117,010,536	10,781,661	85,173	32,352	10,664,136	Commodity Portfolio	Monthly
CFM Master	14.66%	97,747,442	26,975,846	768,304	49,810	26,157,732	Commodity Portfolio	Monthly
Winton Master	0.00%	—	6,433,628	27,075	5,553	6,401,000	Commodity Portfolio	Monthly
Graham Master	11.84%	78,951,308	(9,031,183)	353,621	36,762	(9,421,566)	Commodity Portfolio	Monthly
Sandridge Master	0.00%	—	1,710,045	33,570	11,848	1,664,627	Energy Portfolio	Monthly
Sasco Master	0.00%	—	819,472	430,592	95,550	293,330	Energy Portfolio	Monthly
KR Master	15.04%	100,225,332	(5,774,907)	105,080	29,293	(5,909,280)	Commodity Portfolio	Monthly
Altis Master	15.80%	105,284,801	(11,242,374)	72,097	19,894	(11,334,365)	Commodity Portfolio	Monthly
DKR I, LLC	0.00%	—	1,677,866	250,341	493,764	933,761	Commodity Portfolio	Monthly

Total		$648,497,275	$17,775,684	$2,306,161	$844,392	$14,625,131

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 9.3% to 22.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2012

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 17.2% from $666,562,402 to $552,052,177. This decrease was attributable to the redemptions of 86,696.0168 Redeemable Units resulting in an outflow of $90,099,357, and the redemptions of 977.0000 General Partner unit equivalents totaling $1,001,905, coupled with the net loss of $46,266,327, which was offset by the subscriptions of 21,630.1235 Redeemable Units totaling $22,857,364. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the third quarter of 2012, the Partnership’s net asset value per unit decreased 1.9% from $1,008.78 to $990.03 as compared to an increase of 2.9% in the same period of 2011. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $1,315,978. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, indices, non-U.S. interest rates and softs and were partially offset by gains in grains, U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $34,573,581. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, indices, livestock and softs.

The most significant losses were incurred within the metals sector, primarily during August and September, from short positions in aluminum futures as prices advanced after the U.S. Federal Reserve announced a third round of fiscal measures to bolster the U.S. economy, fueling expectations that raw-material use will increase. Within the soft commodities sector, losses were incurred primarily during September from short positions in coffee futures as prices advanced on speculation that supplies will tighten in South America, the world’s top coffee producing region. Within the energy sector, losses were incurred primarily during July and September from short positions in natural gas futures as prices climbed higher on forecasts of hotter-than-normal weather that may erode a natural gas stockpile surplus. Elsewhere, losses were incurred from short positions in crude oil and its related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. The Partnership’s losses during the quarter were offset by gains experienced within the global interest rate sector primarily during July, due to long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Prices continued to move higher after Germany’s top court said it would take more than eight weeks to rule on the euro-area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. Gains were also experienced in the agricultural markets, primarily during July, from long positions in corn and soybean futures as corn futures prices advanced to an all-time high and soybean futures prices reached their highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Meanwhile, corn futures prices continued to rise on increased demand for corn imports by Asian nations including China. Within the stock index sector, gains were experienced primarily during August and September from long positions in U.S. equity index futures as prices moved higher, sending the Standard & Poor’s 500 Index to the highest level since 2007, as the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Elsewhere, additional gains were recorded from long positions in European equity index futures. Within the currency sector, gains were experienced primarily during July from short positions in the euro as the value of the euro declined to its lowest level against the U.S. dollar in more than two years after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 7.4% from $1,068.80 to $990.03 as compared to a decrease of 3.3% in the same period of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2012 of $9,711,037. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, indices, U.S. interest rates, metals and softs and were partially offset by gains in grains and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $20,923,809. Gains were primarily attributable to the Partnership/Funds’ trading in U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs.

The most significant losses were incurred within the metals sector primarily during January and February from long positions in silver and gold futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals. Within the currency sector, losses were incurred primarily during June from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Losses were also incurred in this sector from short positions in the Canadian dollar and Swiss franc as the value of these currencies also advanced versus the U.S. dollar. Within the soft commodities sector, losses were incurred primarily during July from short positions in sugar futures as prices rose on continued concern that global supplies will remain limited after wet weather delayed cane crushing in Brazil. Within the global stock indices, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional profits from long positions in this sector were recorded during July. Gains were also experienced in the agricultural markets during July from long positions in soybean futures as prices reached their highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Additional gains were also experienced in the energy sector, primarily during February, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account was earned at the monthly average 30-day U.S. Treasury bill yield determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 2012 increased by $49,349 as compared to the corresponding period in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest income for the nine months ended September 30, 2012 decreased by $6,827 as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower average daily equity for the Partnership during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 decreased $1,891,806 and $5,895,244, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to a decrease in average net assets for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased $612,201 and $1,994,981, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to a decrease in average net assets for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2012. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $521,073 and $868,682, respectively. An Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Drury Capital, Inc.	15%	15%
Graham Capital Management, L.P.	9%	10%
John W. Henry & Company, Inc.	4%	4%
Aspect Capital Limited	19%	18%
Capital Fund Management S.A.	14%	15%
Willowbridge Associates Inc.	5%	5%
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	17%	16%
Altis Partners (Jersey) Limited	17%	17%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $552,052,177.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,277,866	3.49%
Energy	4,712,026	0.85%
Grains	4,571,868	0.83%
Indices	12,703,085	2.30%
Interest Rates U.S.	4,769,313	0.87%
Interest Rates Non-U.S.	10,854,483	1.97%
Livestock	886,258	0.16%
Lumber	7,510	0.00%*
Metals	11,820,029	2.14%
Softs	3,466,476	0.63%

Total	$73,068,914	13.24%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $666,526,402.

	December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$16,801,552	2.52%
Energy	7,063,814	1.06%
Grains	4,472,027	0.67%
Indices	9,270,348	1.39%
Interest Rates U.S.	4,114,001	0.62%
Interest Rates Non-U.S.	17,992,268	2.70%
Livestock	649,642	0.10%
Lumber	46,802	0.01%
Metals	15,238,057	2.28%
Softs	5,060,994	0.76%

Total	$80,709,505	12.11%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2012 and December 31, 2011, the highest and lowest value at any point and the average value during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures have been included in calculating the figures set forth below. As of September 30, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$858,818	0.15%	$1,351,135	$284,015	$572,378
Energy	186,283	0.03%	516,480	152,470	274,231
Grains	36,000	0.01%	347,000	36,000	240,667
Indices	415,912	0.08%	516,325	103,594	361,653
Interest Rates U.S.	387,000	0.07%	474,200	193,435	351,545
Interest Rates Non -U.S.	565,825	0.10%	875,379	157,471	590,886
Metals	728,146	0.13%	728,146	189,000	577,345
Softs	474,300	0.09%	474,300	47,500	379,167

Total	$3,652,284	0.66%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly by JWH was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$831,500	0.12%	$925,600	$93,875	$517,955
Energy	543,600	0.08%	728,756	35,000	404,389
Grains	59,799	0.01%	736,000	59,799	333,446
Indices	87,649	0.01%	314,626	25,200	139,134
Interest Rates U.S.	349,564	0.05%	366,200	35,200	230,360
Interest Rates Non -U.S.	644,722	0.11%	782,302	153,679	499,999
Metals	1,670,000	0.25%	1,670,000	90,000	731,012
Softs	722,000	0.11%	1,206,240	48,600	616,773

Total	$4,908,834	0.74%

*	Annual average of month-end Value at Risk.

As of September 30, 2012, Drury Master’s total capitalization was $98,166,047. The Partnership owned approximately 85.5% of Drury Master. As of September 30, 2012, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,649,216	5.75%	$5,792,926	$4,650,250	$5,172,698
Energy	2,215,919	2.26%	2,280,820	898,433	1,832,096
Grains	582,850	0.59%	896,575	458,950	676,792
Indices	5,061,316	5.16%	5,125,196	3,029,544	4,228,859
Interest Rates U.S.	1,132,850	1.16%	1,152,950	1,132,850	1,146,250
Interest Rates Non-U.S.	3,450,610	3.52%	3,834,020	3,448,349	3,673,163
Metals	2,281,587	2.32%	5,353,630	1,878,846	3,900,851
Softs	520,476	0.53%	1,036,204	483,162	651,685

Total	$20,894,824	21.29%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Willowbridge Master’s total capitalization was $43,085,176. The Partnership owned approximately 77.0% of Willowbridge Master. As of September 30, 2012, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$671,388	1.56%	$673,396	$164,000	$453,834
Energy	98,400	0.23%	318,200	98,400	138,867
Grains	183,731	0.43%	505,250	66,625	380,160
Interest Rates U.S.	55,350	0.13%	113,519	28,000	49,733
Interest Rates Non-U.S.	24,828	0.06%	575,284	24,828	248,058
Livestock	24,000	0.05%	25,200	24,000	24,000
Metals	953,250	2.21%	999,750	268,857	752,229
Softs	82,400	0.19%	292,300	78,750	165,733

Total	$2,093,347	4.86%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Aspect Master’s total capitalization was $141,329,469. The Partnership owned approximately 72.1% of Aspect Master. As of September 30, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$11,095,458	7.85%	$11,095,458	$8,035,101	$9,819,027
Energy	746,920	0.53%	1,050,723	614,998	855,480
Grains	740,696	0.52%	937,803	483,900	718,861
Indices	3,614,980	2.56%	3,692,898	1,403,855	2,704,840
Interest Rates U.S.	904,075	0.64%	1,104,825	899,025	976,867
Interest Rates Non-U.S.	2,841,330	2.01%	4,285,846	2,594,956	3,676,543
Livestock	153,900	0.11%	203,750	116,250	155,967
Metals	2,028,515	1.43%	3,472,258	1,769,619	2,645,136
Softs	788,550	0.56%	847,554	336,425	653,386

Total	$22,914,424	16.21%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, CFM Master’s total capitalization was $106,656,460. The Partnership owned approximately 76.8% of CFM Master. As of September 30, 2012, CFM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to CFM for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,083,401	1.95%	$3,885,480	$1,970,675	$2,607,496
Energy	591,158	0.55%	916,812	208,982	689,184
Grains	790,222	0.74%	975,253	281,601	572,450
Indices	1,292,734	1.21%	3,758,272	1,133,046	2,007,679
Interest Rates U.S.	1,165,800	1.09%	1,620,625	701,055	1,427,858
Interest Rates Non -U.S.	2,291,362	2.15%	2,840,887	960,308	2,242,146
Livestock	38,800	0.04%	45,500	9,650	26,121
Metals	1,308,960	1.23%	2,474,546	799,819	1,695,550
Softs	412,666	0.39%	991,644	412,666	622,503

Total	$9,975,103	9.35%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Graham Master’s total capitalization was $92,474,570. The Partnership owned approximately 57.4% of Graham Master. As of September 30, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,567,494	2.78%	$4,733,601	$2,153,005	3,523,033
Energy	1,048,265	1.13%	1,446,040	328,716	958,017
Grains	736,750	0.80%	1,199,925	694,650	863,867
Indices	5,066,164	5.48%	5,399,465	3,650,988	4,751,021
Interest Rates U.S.	1,287,925	1.39%	1,827,200	1,011,300	1,466,600
Interest Rates Non-U.S.	3,253,133	3.52%	3,871,167	2,704,921	3,450,631
Livestock	10,800	0.01%	35,175	8,550	17,642
Metals	949,025	1.03%	2,984,515	661,356	1,897,484
Softs	705,600	0.76%	970,701	454,083	717,721

Total	$15,625,156	16.90%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, KR Master’s total capitalization was $115,916,945. The Partnership owned approximately 81.0% of KR Master. As of September 30, 2012, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

September 30, 2012

			For the three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$970,043	0.83%	$2,169,540	$720,634	$934,482
Grains	1,828,484	1.58%	2,830,766	854,973	1,725,706
Livestock	507,538	0.44%	904,078	507,538	694,099
Metals	4,400,622	3.80%	5,633,228	566,868	3,257,500
Softs	477,384	0.41%	1,125,877	255,410	554,124

Total	$8,184,071	7.06%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Altis Master’s total capitalization was $127,328,825. The Partnership owned approximately 75.1% of Altis Master. As of September 30, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,660,960	2.09%	$2,660,960	$1,577,473	$2,248,654
Energy	233,537	0.18%	2,423,995	213,441	1,035,887
Grains	1,133,368	0.89%	2,259,232	1,133,368	1,523,952
Indices	1,934,154	1.52%	2,122,187	596,630	1,880,928
Interest Rates U.S.	1,444,295	1.14%	2,121,250	1,221,325	1,731,523
Interest Rates Non -U.S.	2,188,556	1.72%	4,354,626	1,939,262	3,157,509
Livestock	412,400	0.32%	498,350	308,850	379,600
Lumber	10,000	0.01%	22,500	1,250	10,833
Metals	2,436,803	1.91%	3,234,982	1,865,647	2,742,358
Softs	1,073,973	0.84%	1,804,057	902,071	1,196,362

Total	$13,528,046	10.62%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2012, there were additional subscriptions of 4,478.1977 Redeemable Units totaling $4,610,062. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	8,038.7630	$1,050.60	N/A	N/A
August 1, 2012 – August 31, 2012	10,560.7260	$1,027.81	N/A	N/A
September 1, 2012 – September 30, 2012	10,633.8190	$990.03	N/A	N/A
	29,233.3080	$1,020.33

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. None.

Item 5.    Other Information.

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Effective October 31, 2012 (the “Effective Date”), JWH will no longer be allocated a portion of the Partnership’s assets.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Salomon Smith Barney Inc. and JPMorgan Chase Bank (filed as Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham for 2011 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Willowbridge for 2011 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury for 2011 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2011 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with Capital Fund Management for 2011 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect for 2011 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

10.11	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed herein).

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

101. DEF    XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 14, 2012