Form 10-Q
period 2013-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-05-15
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes _    No  X

As of April 30, 2013, 484,727.9268 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:

Investment in Funds, at fair value	$476,899,900	$441,773,637
Redemptions receivable from Funds	0	63,591,891
Cash	589,761	619,640

Total assets	$477,489,661	$505,985,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$2,188,495	$2,319,099
Management fees	588,148	760,717
Other	451,064	409,898
Redemptions payable	8,702,123	14,312,916

Total liabilities	11,929,830	17,802,630

Partners’ Capital:
General Partner, 5,457.9634 and 5,996.9634 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively	5,108,490	5,561,644
Limited Partners, 491,953.5078 and 520,395.3638 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	460,451,341	482,620,894

Total partners’ capital	465,559,831	488,182,538

Total liabilities and partners’ capital	$477,489,661	$505,985,168

Net asset value per unit	$935.97	$927.41

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

March 31, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Drury Capital Master Fund L.P.	$66,191,679	14.22%
CMF Willowbridge Master Fund L.P.	41,926,572	9.00
CMF Aspect Master Fund L.P.	96,911,723	20.82
CMF Graham Capital Master Fund L.P.	35,257,310	7.57
KR Master Fund L.P.	81,835,649	17.58
CMF Altis Partners Master Fund L.P.	89,294,938	19.18
Morgan Stanley Smith Barney Boronia I, LLC	35,455,722	7.62
Morgan Stanley Smith Barney Kaiser I, LLC	30,026,307	6.45

Total investment in Funds, at fair value	$476,899,900	102.44%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$0	$2,436
Interest income from investment in Funds	49,883	51,164

Total investment income	49,883	53,600

Expenses:
Brokerage fees including clearing fees	7,336,732	9,727,046
Management fees	2,129,926	3,051,750
Incentive fees	77,475	0
Other	245,755	272,508

Total expenses	9,789,888	13,051,304

Net investment income (loss)	(9,740,005)	(12,997,704)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	(4,008,980)
Net realized gains (losses) on investment in Funds	8,699,752	18,214,094
Change in net unrealized gains (losses) on open contracts	0	(1,359,110)
Change in net unrealized gains (losses) on investment in Funds	5,591,106	(14,028,461)

Total trading results	14,290,858	(1,182,457)

Net income (loss)	4,550,853	(14,180,161)
Subscriptions — Limited Partners	2,838,453	13,470,500
Redemptions — Limited Partners	(29,511,595)	(34,378,835)
Redemptions — General Partner	(500,418)	0

Net increase (decrease) in Partners’ Capital	(22,622,707)	(35,088,496)
Partners’ Capital, beginning of period	488,182,538	666,562,402

Partners’ Capital, end of period	$465,559,831	$631,473,906

Net asset value per unit (497,411.4712 and 603,872.0376 units outstanding on March 31, 2013 and 2012, respectively)	$935.97	$1,045.71

Net income (loss) per unit*	$8.56	$(23.09)

Weighted average units outstanding	516,698.2959	624,556.0920

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings as well as Morgan Stanley & Co. LLC, a commodity broker for the Partnership (“MS&Co.”). Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2013, all trading decisions are made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), Boronia Capital Pty. Ltd. (“Boronia”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

March 31, 2013

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) *	$13.19	$(17.86)
Interest income	0.10	0.09
Expenses **	(4.73)	(5.32)

Increase (decrease) for the period	8.56	(23.09)
Net asset value per unit, beginning of period	927.41	1,068.80

Net asset value per unit, end of period	$935.97	$1,045.71

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended March 31,
	2013		2012
Ratios to average net assets:***
Net investment income (loss)	(8.2)%		(8.0)%
Incentive fees	0.0	%*****	—%

Net investment income (loss) before incentive fees****	(8.2)%		(8.0)%

Operating expenses	8.2%		8.0%
Incentive fees	0.0	%*****	—%

Total expenses	8.2%		8.0%

Total return:
Total return before incentive fees	0.9%		(2.2)%
Incentive fees	0.0	%*****	—%

Total return after incentive fees	0.9%		(2.2)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership/Funds and CGM or MS&Co., as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 201-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

4.    Fair Value Measurements:

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$476,899,900	$—	$476,899,900	$—

Net fair value	$476,899,900	$—	$476,899,900	$—

	December 31, 2012	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$441,773,637	$—	$441,773,637	$—

Net fair value	$441,773,637	$—	$441,773,637	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Investment in Funds:

The assets allocated to John W. Henry & Company, Inc., (“JWH”) for trading were invested directly pursuant to JWH’s Global Analytics Program. Effective October 31, 2012, JWH was no longer allocated a portion of the Partnership’s assets.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master was formed in order to permit accounts managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. (formerly CMF Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master was formed in order to permit accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master was formed in order to permit accounts managed by Drury using its Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,020 and a contribution of open commodity futures and forward contracts with a fair value of $1,630,043. CFM Master was formed in order to permit accounts managed by CFM using its Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in CFM Master on December 31, 2012 for cash equal to $63,591,891.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master was formed in order to permit accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Graham agreed that Graham will trade the Partnership’s assets allocated to Graham at a level up to 1.5 times the amount of assets allocated.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master was formed in order to permit accounts managed by Krom River using the Krom River Commodity Program, a fundamental and technical trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Krom River agreed that Krom River will trade the Partnership’s assets allocated to Krom River at a level up to 1.5 times the amount of assets allocated.

On May 1, 2011, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master was formed to permit accounts managed by Altis using its Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2013, the assets allocated to Boronia for trading were invested in the Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or the “Boronia Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC was formed in order to permit accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one vehicle. The General Partner is also the manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be limited partners of Boronia I, LLC. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC was formed in order to permit accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one vehicle. The General Partner is also the manager of Kaiser I, LLC. Individual and pooled accounts currently managed by Kaiser, including the Partnership, are permitted to be limited partners of Kaiser I, LLC. The General Partner and Kaiser believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Kaiser agreed that Kaiser will trade the Partnership’s assets allocated to Kaiser at a level up to 2 times the amount of assets allocated.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds (other than Boronia I, LLC and Kaiser I, LLC) engage in such trading through commodity brokerage accounts maintained with CGM, while Boronia I, LLC and Kaiser I, LLC engage in trading through commodity brokerage accounts maintained with MS&Co.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (collectively the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees, including CGM’s direct brokerage fees, are charged at the Partnership level except for the brokerage fees paid to MS&Co., which will be paid indirectly by the Partnership.

At March 31, 2013, the Partnership owned approximately 82.7% of Drury Master, 48.6% of Willowbridge Master, 71.8% of Aspect Master, 48.5% of Graham Master, 83.3% of KR Master, 75.7% of Altis Master, 55.3% of Boronia I, LLC and 55.5% of Kaiser I, LLC. At December 31, 2012, the Partnership owned approximately 85.4% of Drury Master, 77.3% of Willowbridge Master, 72.1% of Aspect Master, 74.7% of CFM Master (prior to its redemption on December 31, 2012), 57.8% of Graham Master, 81.8% of KR Master and 75.6% of Altis Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$80,028,635	$13,286	$80,015,349
Willowbridge Master	86,930,324	642,455	86,287,869
Aspect Master	135,726,037	755,933	134,970,104
Graham Master	73,666,854	960,766	72,706,088
KR Master	100,486,854	2,189,268	98,297,586
Altis Master	119,184,044	1,311,283	117,872,761
Boronia I, LLC	64,263,608	117,172	64,146,436
Kaiser I, LLC	54,375,933	222,047	54,153,886

Total	$714,662,289	$6,212,210	$708,450,079

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Drury Master	$94,551,696	$603,502	$93,948,194
Willowbridge Master	39,742,467	485,385	39,257,082
Aspect Master	136,219,745	591,506	135,628,239
CFM Master	85,861,956	85,861,956	—
Graham Master	85,313,676	377,625	84,936,051
KR Master	116,058,406	1,168,169	114,890,237
Altis Master	120,633,506	1,220,905	119,412,601

Total	$678,381,452	$90,309,048	$588,072,404

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(67,444)	$5,876,203	$5,808,759
Willowbridge Master	(109,276)	2,076,675	1,967,399
Aspect Master	(70,209)	3,619,206	3,548,997
Graham Master	(72,893)	7,535,558	7,462,665
KR Master	(76,659)	(1,654,722)	(1,731,381)
Altis Master	(143,123)	3,324,078	3,180,955
Boronia I, LLC	(785,573)	398,598	(386,975)
Kaiser I, LLC	(521,148)	1,041,328	520,180

Total	$(1,846,325)	$22,216,924	$20,370,599

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	14.22%	$66,191,679	$4,901,328	$50,975	$13,508	$4,836,845	Commodity Portfolio	Monthly
Willowbridge Master	9.00%	41,926,572	1,024,115	43,554	13,402	967,159	Commodity Portfolio	Monthly
Aspect Master	20.82%	96,911,723	2,632,277	45,276	17,376	2,569,625	Commodity Portfolio	Monthly
Graham Master	7.57%	35,257,310	3,796,693	30,369	10,911	3,755,413	Commodity Portfolio	Monthly
KR Master	17.58%	81,835,649	(1,366,156)	65,001	17,319	(1,448,476)	Commodity Portfolio	Monthly
Altis Master	19.18%	89,294,938	2,502,840	100,938	18,969	2,382,933	Commodity Portfolio	Monthly
Boronia I, LLC	7.62%	35,455,722	233,938	243,968	200,226	(210,256)	Commodity Portfolio	Monthly
Kaiser I, LLC	6.45%	30,026,307	615,706	53,225	253,968	308,513	Commodity Portfolio	Monthly

Total		$476,899,900	$14,340,741	$633,306	$545,679	$13,161,756

	December 31, 2012		For the three months ended March 31, 2012
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.44%	$80,236,934	$8,888,280	$57,867	$11,894	$8,818,519	Commodity Portfolio	Monthly
Willowbridge Master	6.21%	30,332,782	(1,640,866)	7,965	14,267	(1,663,098)	Commodity Portfolio	Monthly
Aspect Master	20.04%	97,835,150	2,243,185	30,538	11,782	2,200,865	Commodity Portfolio	Monthly
CFM Master	0.00%	—	(3,435,122)	196,940	14,215	(3,646,277)	Commodity Portfolio	Monthly
Graham Master	10.06%	49,092,083	1,919,218	93,473	9,402	1,816,343	Commodity Portfolio	Monthly
KR Master	19.25%	93,993,936	(2,532,422)	91,143	16,684	(2,640,249)	Commodity Portfolio	Monthly
Altis Master	18.49%	90,282,752	(1,205,476)	46,993	19,533	(1,272,002)	Commodity Portfolio	Monthly

Total		$441,773,637	$4,236,797	$524,919	$97,777	$3,614,101

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.8% to 27.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co., CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ asset. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner/Managing Member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ businesses, these instruments may not be held to maturity.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2013

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

March 31, 2013

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 4.6% from $488,182,538 to $465,559,831. This decrease was attributable to the redemptions of 31,473.1710 Redeemable Units resulting in an outflow of $29,511,595, and the redemptions of 539.000 General Partner unit equivalents totaling $500,418, which was partially offset by the subscriptions of 3,031.3150 Redeemable Units totaling $2,838,453, coupled with the net income of $4,550,853. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the first quarter of 2013, the Partnership’s net asset value per unit increased 0.9% from $927.41 to $935.97 as compared to a decrease of 2.2% in the same period of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $14,290,858. Gains were primarily attributable to the Funds’ trading in currencies, livestock, metals, softs and indices and were partially offset by losses in energy, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $1,182,457. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices.

The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports. Within the metals sector, gains were experienced primarily during March from short positions in copper futures as prices fell after a key gauge of Chinese manufacturing missed estimates, spurring concern metals demand may slow. Within the agricultural sector, gains were experienced primarily during March from short positions in coffee futures as prices declined, heading for the longest slump since August, on signs of slowing demand for beans from Brazil, the world’s top coffee producer.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe. Losses were also incurred within the global interest rate sector, primarily during January, from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account was earned at a 30-day U.S. Treasury bill yield determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS&Co. credits Boronia I, LLC and Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income for the three months ended March 31, 2013 decreased by $3,717 as compared to the corresponding period in 2012. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased $2,390,314, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to a decrease in average net assets for the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased $921,824, as compared to the corresponding period in 2012. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $77,475. There were no incentive fees earned for the three months ended March 31, 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2013		December 31, 2012
Drury Capital, Inc.	13%	$61,454,921	16%	$79,763,583
Graham Capital Management, L.P.	7%	$30,709,326	7%	$34,495,902
Aspect Capital Limited	21%	$96,373,857	20%	$97,291,931
Capital Fund Management S.A.	—%	$—	13%	$63,251,825
Willowbridge Associates Inc.	9%	$41,711,079	6%	$30,172,264
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	17%	$81,345,553	19%	$93,429,656
Altis Partners (Jersey) Limited	19%	$88,795,295	19%	$89,777,377
Boronia Capital Pty. Ltd.	8%	$35,287,165	—%	$—
Kaiser Trading Group Pty. Ltd.	6%	$29,882,635	—%	$—

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

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance Margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $465,559,831.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$ 23,157,024	4.97%
Currencies	15,855,778	3.41%
Indices	13,226,413	2.84%
Interest Rates	11,512,238	2.47%

Total	$63,751,453	13.69%

As of December 31, 2012, the Partnership’s total capitalization was $488,182,538.

	December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$18,114,557	3.71%
Energy	4,372,596	0.90%
Grains	3,294,880	0.67%
Indices	11,986,238	2.46%
Interest Rates U.S.	3,022,208	0.62%
Interest Rates Non-U.S.	6,960,164	1.43%
Livestock	416,310	0.09%
Lumber	21,560	0.00%*
Metals	7,826,445	1.60%
Softs	2,611,161	0.53%

Total	$58,626,119	12.01%

*	Due to rounding.

As of March 31, 2013, Drury Master’s total capitalization was $80,015,349. The Partnership owned approximately 82.7% of Drury Master. As of March 31, 2013, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,071,770	6.34%	$6,072,377	$5,071,770	$5,253,888
Energy	1,296,825	1.62%	2,358,990	918,100	1,678,266
Grains	1,160,992	1.45%	1,605,900	1,122,671	1,178,155
Indices	3,535,289	4.42%	4,201,799	2,900,160	3,649,219
Interest Rates U.S.	747,100	0.94%	1,010,675	747,100	836,000
Interest Rates Non-U.S.	2,274,525	2.84%	2,686,679	1,823,428	2,282,659
Metals	3,680,374	4.60%	3,915,301	596,149	2,575,947
Softs	619,006	0.77%	729,373	450,148	632,327

Total	$18,385,881	22.98%

*	Average of month-end Values at Risk.

As of December 31, 2012, Drury Master’s total capitalization was $93,948,194. The Partnership owned approximately 85.4% of Drury Master. As of December 31, 2012, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,460,451	6.88%	$10,339,934	$3,453,763	$6,617,779
Energy	1,925,774	2.05%	4,234,320	898,433	2,623,658
Grains	1,648,650	1.75%	1,956,180	458,950	989,090
Indices	4,393,956	4.68%	6,175,851	2,266,333	4,332,723
Interest Rates U.S.	1,132,850	1.21%	1,204,350	587,762	1,086,871
Interest Rates Non-U.S.	2,949,257	3.14%	3,834,020	2,949,257	3,360,144
Metals	1,232,567	1.31%	6,311,043	929,015	3,793,978
Softs	911,471	0.97%	1,346,443	428,538	815,046

Total	$20,654,976	21.99%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Willowbridge Master’s total capitalization was $86,287,869. The Partnership owned approximately 48.6% of Willowbridge Master. As of March 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,118,100	1.30%	$2,058,475	$148,500	$1,171,821
Indices	596,583	0.69%	6,842,689	352,000	1,329,948
Interest Rates U.S.	766,750	0.89%	1,021,680	235,000	456,389

Total	$2,481,433	2.88%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 77.3% of Willowbridge Master.

As of March 31, 2013, Aspect Master’s total capitalization was $134,970,104. The Partnership owned approximately 71.8% of Aspect Master. As of March 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,103,331	6.75%	$10,780,103	$8,355,097	$8,789,592
Energy	1,396,405	1.04%	2,869,850	1,183,954	2,040,595
Grains	725,600	0.54%	916,260	476,615	706,056
Indices	3,404,911	2.52%	4,276,115	3,273,009	3,660,430
Interest Rates U.S.	339,662	0.25%	440,350	118,357	213,496
Interest Rates Non-U.S.	4,511,015	3.34%	4,524,738	863,953	2,273,541
Livestock	214,100	0.16%	219,100	36,925	151,177
Lumber	5,800	0.00%**	5,800	5,000	5,800
Metals	2,539,334	1.88%	2,539,334	1,181,583	1,884,050
Softs	806,238	0.60%	884,459	534,231	729,005

Total	$23,046,396	17.08%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2012, Aspect Master’s total capitalization was $135,628,239. The Partnership owned approximately 72.1% of Aspect Master. As of December 31, 2012, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
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

As of March 31, 2013, Graham Master’s total capitalization was $72,706,088. The Partnership owned approximately 48.5% of Graham Master. As of March 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,660,626	5.03%	$5,000,207	$3,107,628	$3,663,639
Energy	678,298	0.93%	1,417,325	405,059	774,033
Grains	437,050	0.60%	714,250	350,474	441,855
Indices	5,262,299	7.24%	5,882,185	3,961,891	4,731,273
Interest Rates U.S.	874,475	1.20%	874,575	537,325	701,250
Interest Rates Non-U.S.	2,644,302	3.64%	2,659,126	1,276,455	1,978,115
Metals	1,381,837	1.90%	1,522,953	545,530	1,071,267
Softs	462,192	0.64%	511,259	308,329	406,507

Total	$15,401,079	21.18%

*	Average of month-end Values at Risk.

As of December 31, 2012, Graham Master’s total capitalization was $84,936,051. The Partnership owned approximately 57.8% of Graham Master. As of December 31, 2012, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,886,499	5.75%	$5,242,762	$2,153,005	$3,676,056
Energy	879,022	1.04%	3,576,694	328,716	1,612,982
Grains	707,500	0.83%	1,548,650	617,775	806,449
Indices	4,894,230	5.76%	8,403,330	3,650,988	5,248,562
Interest Rates U.S.	727,200	0.86%	2,173,050	190,045	1,283,420
Interest Rates Non-U.S.	2,250,303	2.65%	5,723,015	2,250,303	3,953,113
Metals	1,161,998	1.37%	2,984,515	661,356	1,671,237
Softs	372,412	0.44%	999,000	372,412	653,258

Total	$15,879,164	18.70%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, KR Master’s total capitalization was $98,297,586. The Partnership owned approximately 83.3% of KR Master. As of March 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

March 31, 2013

			For the three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$955,094	0.97%	$1,380,251	$529,059	$753,545
Grains	347,129	0.35%	1,017,149	139,008	409,441
Livestock	46,920	0.05%	803,000	19,000	97,973
Metals	2,307,337	2.35%	5,810,837	2,146,145	3,815,608
Softs	232,285	0.24%	485,021	42,911	189,784

Total	$3,888,765	3.96%

*	Average of month-end Values at Risk.

As of December 31, 2012, KR Master’s total capitalization was $114,890,237. The Partnership owned approximately 81.8% of KR Master. As of December 31, 2012, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,361,847	1.18%	$2,684,219	$720,189	$1,248,502
Grains	229,814	0.20%	2,830,766	40,250	1,013,242
Livestock	215,733	0.19%	985,549	215,733	593,319
Metals	4,654,833	4.05%	8,263,352	547,985	4,135,866
Softs	352,837	0.31%	1,248,168	115,297	521,306

Total	$6,815,064	5.93%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Altis Master’s total capitalization was $117,872,761. The Partnership owned approximately 75.7% of Altis Master. As of March 31, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,063,006	1.75%	$3,262,183	$1,787,567	$2,414,333
Energy	1,092,414	0.93%	3,064,047	511,475	1,473,636
Grains	1,477,402	1.25%	2,109,949	586,343	1,260,800
Indices	3,614,373	3.07%	3,838,589	1,287,241	2,688,694
Interest Rates U.S.	131,178	0.11%	1,814,375	124,232	248,439
Interest Rates Non -U.S.	1,556,894	1.32%	3,100,045	1,162,769	2,126,413
Livestock	518,350	0.44%	743,750	134,110	555,335
Lumber	31,900	0.03%	50,750	17,500	35,283
Metals	3,158,202	2.68%	3,507,769	1,358,398	2,607,114
Softs	1,923,850	1.63%	2,332,150	1,105,470	1,961,494

Total	$15,567,569	13.21%

*	Average of month-end Values at Risk.

As of December 31, 2012, Altis Master’s total capitalization was $119,412,601. The Partnership owned approximately 75.6% of Altis Master. As of December 31, 2012, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,786,739	2.34%	$5,066,857	$884,563	$2,247,636
Energy	476,707	0.40%	2,423,995	209,859	998,793
Grains	1,292,325	1.08%	2,282,893	1,065,088	1,535,697
Indices	3,016,091	2.53%	3,016,091	596,630	1,636,713
Interest Rates U.S.	1,747,325	1.46%	2,121,250	376,246	1,125,673
Interest Rates Non -U.S.	1,628,110	1.36%	4,536,756	1,628,110	3,108,814
Livestock	216,300	0.18%	498,350	182,900	302,980
Lumber	23,750	0.02%	70,500	1,100	21,896
Metals	1,887,669	1.58%	3,284,303	980,021	2,100,231
Softs	1,109,679	0.93%	1,804,057	902,071	1,235,219

Total	$14,184,695	11.88%

*	Annual average month-end Value at Risk.

As of March 31, 2013, Boronia Trading Company’s total capitalization was $64,146,436. The Partnership owned approximately 55.3% of Boronia Trading Company. As of March 31, 2013, Boronia Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currency	$765,227	1.19%	$4,212,750	$251,044	$2,380,667
Interest Rate	2,599,697	4.05%	3,733,911	258,654	1,595,283
Indices	2,381,128	3.71%	5,076,611	443,259	2,540,429
Commodity	3,949,248	6.16%	4,896,991	557,636	3,378,150

Total	$9,695,300	15.11%

*	Average of month-end Values at Risk.

As of March 31, 2013, Kaiser Trading Company’s total capitalization was $54,153,886. The Partnership owned approximately 55.5% of Kaiser Trading Company. As of March 31, 2013, Kaiser Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currency	$1,480,299	2.73%	$4,361,334	$59,272	$1,229,750
Interest Rate	1,325,797	2.45%	2,802,605	2,475	1,190,202
Indices	1,735,143	3.20%	5,056,226	129,192	1,663,162
Commodity	752,500	1.39%	752,500	—	351,382

Total	$5,293,739	9.77%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Citigroup Global Markets Inc.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Morgan Stanley & Co. LLC

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2013, there were additional subscriptions of 3,031.3150 Redeemable Units totaling $2,838,453. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	11,892.3140	$947.01	N/A	N/A
February 1, 2013 – February 28, 2013	10,283.4190	$928.42	N/A	N/A
March 1, 2013 – March 31, 2013	9,297.4380	$935.97	N/A	N/A
	31,473.1710	$937.67

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Mine Safety Disclosures. Not Applicable.

Item 5.    Other Information. None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2012 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with Capital Fund Management for 2012 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 15, 2013