Form 10-Q
period 2013-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-08-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes _    No  X

As of July 31, 2013, 464,304.2598 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:

Investment in Funds, at fair value	$456,224,389	$441,773,637
Redemptions receivable from Funds	0	63,591,891
Cash	443,658	619,640

Total assets	$456,668,047	$505,985,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$2,093,062	$2,319,099
Management fees	549,154	760,717
Incentive fees	189,621	0
Other	327,230	409,898
Redemptions payable	7,091,916	14,312,916

Total liabilities	10,250,983	17,802,630

Partners’ Capital:
General Partner, 5,249.9634 and 5,996.9634 unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively	4,927,406	5,561,644
Limited Partners, 470,392.3228 and 520,395.3638 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	441,489,658	482,620,894

Total partners’ capital	446,417,064	488,182,538

Total liabilities and partners’ capital	$456,668,047	$505,985,168

Net asset value per unit	$938.56	$927.41

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

June 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Drury Capital Master Fund L.P.	$52,109,511	11.67%
CMF Willowbridge Master Fund L.P.	70,851,554	15.87
CMF Aspect Master Fund L.P.	88,898,542	19.91
CMF Graham Capital Master Fund L.P.	23,365,208	5.24
KR Master Fund L.P.	69,903,377	15.66
CMF Altis Partners Master Fund L.P.	87,608,007	19.63
Morgan Stanley Smith Barney Boronia I, LLC	34,597,646	7.75
Morgan Stanley Smith Barney Kaiser I, LLC	28,890,544	6.47

Total investment in Funds, at fair value	$456,224,389	102.20%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$0	$3,193	$0	$5,629
Interest income from investment in Funds	19,206	64,319	69,089	115,483

Total investment income	19,206	67,512	69,089	121,112

Expenses:
Brokerage fees including clearing fees	7,137,031	9,003,730	14,473,763	18,730,776
Management fees	2,019,804	2,831,490	4,149,730	5,883,240
Incentive fees	1,343,427	0	1,420,902	0
Other	316,268	263,436	562,023	535,944

Total expenses	10,816,530	12,098,656	20,606,418	25,149,960

Net investment income (loss)	(10,797,324)	(12,031,144)	(20,537,329)	(25,028,848)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	2,039,249	0	(1,969,731)
Net realized gains (losses) on investment in Funds	10,289,396	(7,415,668)	18,989,148	10,798,426
Change in net unrealized gains (losses) on open contracts	0	(140,622)	0	(1,499,732)
Change in net unrealized gains (losses) on investment in Funds	2,120,255	(4,327,517)	7,711,361	(18,355,978)

Total trading results	12,409,651	(9,844,558)	26,700,509	(11,027,015)

Net income (loss)	1,612,327	(21,875,702)	6,163,180	(36,055,863)
Subscriptions — Limited Partners	2,307,700	4,776,802	5,146,153	18,247,302
Redemptions — Limited Partners	(22,861,870)	(26,894,683)	(52,373,465)	(61,273,518)
Redemptions — General Partner	(200,924)	0	(701,342)	0

Net increase (decrease) in Partners’ Capital	(19,142,767)	(43,993,583)	(41,765,474)	(79,082,079)
Partners’ Capital, beginning of period	465,559,831	631,473,906	488,182,538	666,562,402

Partners’ Capital, end of period	$446,417,064	$587,480,323	$446,417,064	$587,480,323

Net asset value per unit (475,642.2862 and 582,368.3265 units outstanding on June 30, 2013 and 2012, respectively)	$938.56	$1,008.78	$938.56	$1,008.78

Net income (loss) per unit*	$2.59	$(36.93)	$11.15	$(60.02)

Weighted average units outstanding	490,680.2919	598,362.9176	503,689.2939	611,459.5048

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of June 30, 2013, all trading decisions were made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), Boronia Capital Pty. Ltd. (“Boronia”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

June 30, 2013

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$10.04	$(31.87)	$23.23	$(49.73)
Interest income	0.03	0.11	0.13	0.20
Expenses **	(7.48)	(5.17)	(12.21)	(10.49)

Increase (decrease) for the period	2.59	(36.93)	11.15	(60.02)
Net asset value per unit, beginning of period	935.97	1,045.71	927.41	1,068.80

Net asset value per unit, end of period	$938.56	$1,008.78	$938.56	$1,008.78

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.5)%	(7.9)%	(8.5)%	(7.9)%
Incentive fees	0.3%	—%	0.3%	—%

Net investment income (loss) before incentive fees****	(8.2)%	(7.9)%	(8.2)%	(7.9)%

Operating expenses	8.2%	7.9%	8.2%	8.0%
Incentive fees	0.3%	—%	0.3%	—%

Total expenses	8.5%	7.9%	8.5%	8.0%

Total return:
Total return before incentive fees	0.6%	(3.5)%	1.5%	(5.6)%
Incentive fees	(0.3)%	—%	(0.3)%	—%

Total return after incentive fees	0.3%	(3.5)%	1.2%	(5.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P., CMF Drury Capital Master Fund L.P. and CMF Aspect Master Fund L.P. entered into brokerage account agreements with MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. CMF Graham Capital Master Fund L.P. commenced trading in June 2013. CMF Drury Capital Master Fund L.P. and CMF Aspect Master Fund L.P. are expected to commence trading during the third quarter of 2013. Subsequent to June 30, 2013, CMF Willowbridge Master Fund L.P., KR Master Fund L.P. and CMF Altis Partners Master Fund L.P. entered into brokerage account agreements with MS&Co. and expect to commence trading during the third quarter of 2013.

Effective April 12, 2013, CMF Graham Capital Master Fund L.P., CMF Drury Capital Master Fund L.P. and CMF Aspect Master Fund entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership/Funds and Citigroup Global Markets Inc. (“CGM”) or Morgan Stanley & Co. LLC (“MS&Co”), as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 201-20, “Balance Sheet,” have been met.

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

June 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$456,224,389	$—	$456,224,389	$—

Net fair value	$456,224,389	$—	$456,224,389	$—

	December 31, 2012	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$441,773,637	$—	$441,773,637	$—

Net fair value	$441,773,637	$—	$441,773,637	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

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

June 30, 2013

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

On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC was formed in order to permit accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Kaiser I, LLC. Individual and pooled accounts currently managed by Kaiser, including the Partnership, are permitted to be limited partners of Kaiser I, LLC. The General Partner and Kaiser believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Kaiser agreed that Kaiser will trade the Partnership’s assets allocated to Kaiser at a level up to 2 times the amount of assets allocated.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM and MS&Co, as applicable.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

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

As of June 30, 2013, the Partnership owned approximately 88.5% of Drury Master, 69.0% of Willowbridge Master, 71.1% of Aspect Master, 42.0% of Graham Master, 81.7% of KR Master, 76.9% of Altis Master, 55.2% of Boronia I, LLC and 55.6% of Kaiser I, LLC. As of December 31, 2012, the Partnership owned approximately 85.4% of Drury Master, 77.3% of Willowbridge Master, 72.1% of Aspect Master, 74.7% of CFM Master (prior to its redemption on December 31, 2012), 57.8% of Graham Master, 81.8% of KR Master and 75.6% of Altis Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$58,904,215	$3,100	$58,901,115
Willowbridge Master	102,723,073	46,849	102,676,224
Aspect Master	125,014,187	39,871	124,974,316
Graham Master	56,677,673	1,055,763	55,621,910
KR Master	90,588,345	5,003,834	85,584,511
Altis Master	113,956,401	45,266	113,911,135
Boronia I, LLC	63,698,702	978,657	62,720,045
Kaiser I, LLC	53,048,761	1,073,394	51,975,367

Total	$664,611,357	$8,246,734	$656,364,623

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Drury Master	$94,551,696	$603,502	$93,948,194
Willowbridge Master	39,742,467	485,385	39,257,082
Aspect Master	136,219,745	591,506	135,628,239
CFM Master	85,861,956	85,861,956	—
Graham Master	85,313,676	377,625	84,936,051
KR Master	116,058,406	1,168,169	114,890,237
Altis Master	120,633,506	1,220,905	119,412,601

Total	$678,381,452	$90,309,048	$588,072,404

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(65,140)	$2,326,520	$2,261,380
Willowbridge Master	(131,517)	10,840,412	10,708,895
Aspect Master	(90,150)	(2,410,204)	(2,500,354)
Graham Master	(67,902)	(3,765,050)	(3,832,952)
KR Master	(86,935)	(2,872,871)	(2,959,806)
Altis Master	(156,647)	4,569,389	4,412,742
Boronia I, LLC	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	(1,392,739)	5,502,270	4,109,531

Total	$(3,614,260)	$20,809,901	$17,195,641

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(132,584)	$8,202,723	$8,070,139
Willowbridge Master	(240,793)	12,917,087	12,676,294
Aspect Master	(160,359)	1,209,002	1,048,643
Graham Master	(140,795)	3,770,508	3,629,713
KR Master	(163,594)	(4,527,593)	(4,691,187)
Altis Master	(299,770)	7,893,467	7,593,697
Boronia I, LLC	(2,408,803)	7,018,033	4,609,230
Kaiser I, LLC	(1,913,887)	6,543,598	4,629,711

Total	$(5,460,585)	$43,026,825	$37,566,240

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	11.67%	$52,109,511	$1,745,187	$40,438	$18,473	$1,686,276	Commodity Portfolio	Monthly
Willowbridge Master	15.87%	70,851,554	6,115,095	65,129	17,382	6,032,584	Commodity Portfolio	Monthly
Aspect Master	19.91%	88,898,542	(1,746,699)	54,303	14,680	(1,815,682)	Commodity Portfolio	Monthly
Graham Master	5.24%	23,365,208	(1,485,175)	24,244	6,998	(1,516,417)	Commodity Portfolio	Monthly
KR Master	15.66%	69,903,377	(2,346,609)	67,502	16,806	(2,430,917)	Commodity Portfolio	Monthly
Altis Master	19.63%	87,608,007	3,490,894	106,667	17,295	3,366,932	Commodity Portfolio	Monthly
Boronia I, LLC	7.75%	34,597,646	3,639,428	239,763	792,579	2,607,086	Commodity Portfolio	Monthly
Kaiser I, LLC	6.47%	28,890,544	3,016,736	71,002	728,669	2,217,065	Commodity Portfolio	Monthly

Total		$456,224,389	$12,428,857	$669,048	$1,612,882	$10,146,927

	June 30, 2013		For the six months ended June 30, 2013
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	11.67%	$52,109,511	$6,646,515	$91,413	$31,981	$6,523,121	Commodity Portfolio	Monthly
Willowbridge Master	15.87%	70,851,554	7,139,210	108,683	30,784	6,999,743	Commodity Portfolio	Monthly
Aspect Master	19.91%	88,898,542	885,578	99,579	32,056	753,943	Commodity Portfolio	Monthly
Graham Master	5.24%	23,365,208	2,311,518	54,613	17,909	2,238,996	Commodity Portfolio	Monthly
KR Master	15.66%	69,903,377	(3,712,765)	132,503	34,125	(3,879,393)	Commodity Portfolio	Monthly
Altis Master	19.63%	87,608,007	5,993,734	207,605	36,264	5,749,865	Commodity Portfolio	Monthly
Boronia I, LLC	7.75%	34,597,646	3,873,366	483,731	992,805	2,396,830	Commodity Portfolio	Monthly
Kaiser I, LLC	6.47%	28,890,544	3,632,442	124,227	982,637	2,525,578	Commodity Portfolio	Monthly

Total		$456,224,389	$26,769,598	$1,302,354	$2,158,561	$23,308,683

	December 31, 2012		For the three months ended June 30, 2012
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.44%	$80,236,934	$(6,980,226)	$77,294	$13,734	$(7,071,254)	Commodity Portfolio	Monthly
Willowbridge Master	6.21%	30,332,782	2,765,515	8,653	15,203	2,741,659	Commodity Portfolio	Monthly
Aspect Master	20.04%	97,835,150	(3,262,707)	32,379	33,902	(3,328,988)	Commodity Portfolio	Monthly
CFM Master	0.00%	—	(1,750,266)	123,095	14,520	(1,887,881)	Commodity Portfolio	Monthly
Graham Master	10.06%	49,092,083	(2,422,653)	61,755	11,256	(2,495,664)	Commodity Portfolio	Monthly
KR Master	19.25%	93,993,936	(414,972)	75,945	12,856	(503,773)	Commodity Portfolio	Monthly
Altis Master	18.49%	90,282,752	386,443	59,361	13,319	313,763	Commodity Portfolio	Monthly

Total		$441,773,637	$(11,678,866)	$438,482	$114,790	$(12,232,138)

	December 31, 2012		For the six months ended June 30, 2012
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.44%	$80,236,934	$1,908,054	$135,161	$25,628	$1,747,265	Commodity Portfolio	Monthly
Willowbridge Master	6.21%	30,332,782	1,124,649	16,618	29,470	1,078,561	Commodity Portfolio	Monthly
Aspect Master	20.04%	97,835,150	(1,019,522)	62,917	45,684	(1,128,123)	Commodity Portfolio	Monthly
CFM Master	0.00%	—	(5,185,388)	320,035	28,735	(5,534,158)	Commodity Portfolio	Monthly
Graham Master	10.06%	49,092,083	(503,435)	155,228	20,658	(679,321)	Commodity Portfolio	Monthly
KR Master	19.25%	93,993,936	(2,947,394)	167,088	29,540	(3,144,022)	Commodity Portfolio	Monthly
Altis Master	18.49%	90,282,752	(819,033)	106,354	32,852	(958,239)	Commodity Portfolio	Monthly

Total		$441,773,637	$(7,442,069)	$963,401	$212,567	$(8,618,037)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.5% to 22.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. and/or CGM or their affiliates are the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

June 30, 2013

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

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 8.6% from $488,182,538 to $446,417,064. This decrease was attributable to the redemptions of 55,473.7370 Redeemable Units resulting in an outflow of $52,373,465, and the redemptions of 747.0000 General Partner unit equivalents totaling $701,342, which was partially offset by the subscriptions of 5,470.6960 Redeemable Units totaling $5,146,153, coupled with the net income of $6,163,180. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the second quarter of 2013, the Partnership’s net asset value per unit increased 0.3% from $935.97 to $938.56 as compared to a decrease of 3.5% in the same period of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2013 of $12,409,651. Gains were primarily attributable to the Funds’ trading in U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, energy, grains, livestock and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2012 of $9,844,558. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, grains, livestock and indices and were partially offset by gains in U.S. and non-U.S. interest rates, metals and softs.

Trading results in the agricultural sector were flat and had no material impact on the Partnership’s performance during the quarter. The most significant gains were achieved within the metals sector, primarily during April and June, from short positions in gold and silver futures as prices fell on fears Cyprus and other crisis-hit countries may be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Additional gains were recorded from short positions in copper futures during April and June. Within the global stock index sector, gains were recorded during April and May from long positions in U.S., European, and Pacific Rim equity index futures as prices advanced after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated and amid optimism central banks would maintain loose monetary policies to boost economic growth. A portion of the Partnership’s gains during the quarter was offset by losses recorded within the energy markets during June from short futures positions in crude oil and its related products as prices rose after the Syrian conflict spurred concern that the flow of supplies from the Middle East may be disrupted. Within the global interest rate sector, the Partnership experienced losses, primarily during May, from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move during May. Within the currency markets, short positions in the Japanese yen versus the U.S. dollar resulted in losses during June as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period.

During the Partnership’s six months ended June 30, 2013, the net asset value per unit increased 1.2% from $927.41 to $938.56 as compared to a decrease of 5.6% in the same period of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2013 of $26,700,509. Gains were primarily attributable to the Funds’ trading in currencies, U.S. interest rates, metals, softs and indices and were partially offset by losses in energy, grains, livestock and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2012 of $11,027,015. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices.

The most significant gains were achieved within the metals complex during April and June from short positions in gold and silver futures as prices declined after U.S. economic data topped estimates, eroding the appeal of the precious metals as a store of value and increasing speculation the U.S. Federal Reserve would potentially curb its monetary stimulus program. Additional gains in the sector were also recorded during April from short positions in copper futures as prices declined on reports of weakening demand from China. Within the global stock index sector, gains were recorded, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment. Within the currency markets, gains were recorded primarily during January from short positions in Japanese yen versus U.S. dollar as the relative value of the yen declined dramatically following newly elected Prime Minister Shinzo Abe’s announced intention to devalue the Asian nation’s currency. Additional gains were recorded within the agricultural sector during February from short positions in wheat futures as prices traded near the lowest level in almost eight months as snowfall expected in Kansas, the biggest U.S. grower of winter wheat varieties, eased concern that drought in the U.S. Great Plains will damage crops. Gains were also recorded in the agricultural sector during May from short positions in sugar futures as prices moved lower on forecasts of large crop yields in Brazil and Thailand. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the energy markets, primarily during February, from long futures positions in crude oil and its related products as prices fell amid concern fuel demand will decline. Within the global interest rate markets, losses were recorded during May from long positions in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move during May.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account was earned at a 30-day U.S. Treasury bill yield determined weekly by CGM and/or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS&Co. credits Boronia I, LLC and Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income for the three and six months ended June 30, 2013 decreased by $48,306 and $52,023, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2013 decreased $1,866,699 and $4,257,013, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to a decrease in average net assets for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased $811,686 and $1,733,510, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $1,343,427 and $1,420,902, respectively. There were no incentive fees earned for the three and six months ended June 30, 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2013		March 31, 2013
Drury Capital, Inc.	12%	51,809,598	13%	$61,454,921
Graham Capital Management, L.P.	5%	23,241,662	7%	$30,709,326
Aspect Capital Limited	20%	88,401,852	21%	$96,373,857
Willowbridge Associates Inc.	16%	70,274,749	9%	$41,711,079
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	14%	62,392,308	17%	$81,345,553
Altis Partners (Jersey) Limited	19%	87,113,454	19%	$88,795,295
Boronia Capital Pty. Ltd.	8%	34,431,633	8%	$35,287,165
Kaiser Trading Group Pty. Ltd.	6%	28,751,808	6%	$29,882,635

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $446,417,064.

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$27,266,025	6.11%
Currencies	12,737,861	2.85%
Indices	7,099,826	1.59%
Interest Rates	7,172,130	1.61%

Total	$54,275,842	12.16%

As of December 31, 2012, the Partnership’s total capitalization was $488,182,538.

	December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$18,114,557	3.71%
Energy	4,372,596	0.90%
Grains	3,294,880	0.67%
Indices	11,986,238	2.46%
Interest Rates U.S.	3,022,208	0.62%
Interest Rates Non-U.S.	6,960,164	1.43%
Livestock	416,310	0.09%
Lumber	21,560	0.00%*
Metals	7,826,445	1.60%
Softs	2,611,161	0.53%

Total	$58,626,119	12.01%

*	Due to rounding.

As of June 30, 2013, Drury Master’s total capitalization was $58,901,115. The Partnership owned approximately 88.5% of Drury Master. As of June 30, 2013, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$6,298,186	10.69%	$8,074,650	$4,305,695	$5,866,150
Currencies	3,289,036	5.58%	6,180,278	80,961	4,197,365
Indices	2,304,091	3.91%	4,088,918	2,297,431	3,311,254
Interest Rates	305,485	0.52%	3,222,891	293,283	2,409,009

Total	$12,196,798	20.70%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Willowbridge Master’s total capitalization was $102,676,224. The Partnership owned approximately 69.0% of Willowbridge Master. As of June 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,933,864	2.86%	$4,689,300	$262,600	$1,876,885
Energy	645,150	0.63%	1,496,900	606,300	632,600
Grains	678,000	0.66%	724,800	678,000	682,067
Interest Rates U.S.	236,700	0.23%	1,628,676	8,280	544,834
Interest Rates Non-U.S.	4,265	0.00%**	1,008,316	4,265	385,984
Livestock	206,000	0.20%	206,000	184,200	193,850
Metals	1,308,845	1.28%	1,409,895	556,200	1,325,445
Softs	702,225	0.68%	897,050	651,550	719,189

Total	$6,715,049	6.54%

*	Average of month-end Values at Risk.

**	Due to rounding.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 77.3% of Willowbridge Master.

As of June 30, 2013, Aspect Master’s total capitalization was $124,974,316. The Partnership owned approximately 71.1% of Aspect Master. As of June 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$6,209,339	4.97%	$7,489,422	$6,077,206	$6,738,914
Currencies	5,090,386	4.08%	9,857,593	67,390	7,226,838
Indices	1,336,151	1.07%	3,796,510	1,303,158	2,854,415
Interest Rates	2,479,831	1.98%	6,518,405	1,519,021	4,211,976

Total	$15,115,707	12.10%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Graham Master’s total capitalization was $55,621,910. The Partnership owned approximately 42.0% of Graham Master. As of June 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodities	$3,114,187	5.60%	$4,077,940	$2,765,962	$3,386,477
Currencies	3,632,544	6.53%	5,464,169	187,679	4,031,569
Indices	3,318,320	5.97%	5,847,239	2,966,268	4,767,817
Interest Rates	1,269,689	2.28%	4,059,574	1,269,689	3,088,203

Total	$11,334,740	20.38%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, KR Master’s total capitalization was $85,584,511. The Partnership owned approximately 81.7% of KR Master. As of June 30, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

June 30, 2013

			For the three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$691,015	0.81%	$1,322,235	$404,821	$881,619
Grains	888,098	1.04%	1,297,380	184,060	543,418
Livestock	47,436	0.05%	259,950	17,490	103,789
Metals	2,381,553	2.78%	3,068,574	456,425	2,452,410
Softs	274,396	0.32%	470,827	127,145	252,658

Total	$4,282,498	5.00%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Altis Master’s total capitalization was $113,911,135. The Partnership owned approximately 76.9% of Altis Master. As of June 30, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,769,107	1.55%	$3,051,418	$1,538,644	$2,178,971
Energy	1,453,985	1.28%	2,136,131	909,348	1,513,642
Grains	1,796,240	1.58%	2,594,161	1,454,422	1,901,828
Indices	1,412,070	1.24%	5,629,558	956,409	3,028,544
Interest Rates U.S.	439,709	0.39%	710,192	97,248	427,304
Interest Rates Non -U.S.	2,779,395	2.44%	3,289,215	742,311	2,307,388
Livestock	507,020	0.44%	549,450	439,150	477,407
Metals	4,315,206	3.79%	4,476,363	663,229	3,734,471
Softs	2,236,724	1.96%	2,338,466	971,944	1,645,844

Total	$16,709,456	14.67%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Boronia Trading Company’s total capitalization was $62,720,045. The Partnership owned approximately 55.2% of Boronia Trading Company. As of June 30, 2013, Boronia Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Commodities	$3,121,422	4.98%	$4,529,504	$1,693,205	$3,058,275
Currencies	1,410,750	2.25%	3,314,191	547,653	1,388,363
Indices	834,379	1.33%	3,949,064	661,910	1,951,564
Interest Rates	1,230,941	1.96%	3,162,046	860,778	1,790,679

Total	$6,597,492	10.52%

*	Average of month-end Values at Risk.

As of June 30, 2013, Kaiser Trading Company’s total capitalization was $51,975,367. The Partnership owned approximately 55.6% of Kaiser Trading Company. As of June 30, 2013, Kaiser Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Commodities	$678,055	1.30%	$884,655	$72,405	$416,504
Currencies	932,712	1.79%	3,308,368	135,294	1,177,805
Indices	2,105,304	4.05%	6,323,135	643,052	2,535,146
Interest Rates	2,309,551	4.44%	3,440,358	498,254	1,698,086

Total	$6,025,622	11.58%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended June 30, 2013, there were additional subscriptions of 2,439.3810 Redeemable Units totaling $2,307,700. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	8,379.4640	$965.98	N/A	N/A
May 1, 2013 – May 31, 2013	8,064.9350	$951.72	N/A	N/A
June 1, 2013 – June 30, 2013	7,556.1670	$938.56	N/A	N/A
	24,000.5660	$952.56

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information.

As of August 1, 2013, a portion of the Partnership’s assets were allocated to J E Moody & Company LLC, which was invested in JEM Master Fund L.P.

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of

Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2012 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with CFM for 2012 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River Investment Management (Cayman) Limited and Krom River Trading AG (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 14, 2013