Form 10-Q
period 2013-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2013-11-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes _    No  X

As of October 31, 2013, 429,847.1768 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:

Investment in Funds, at fair value	$410,677,950	$441,773,637
Redemptions receivable from Funds	0	63,591,891
Cash	525,478	619,640

Total assets	$411,203,428	$505,985,168

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$1,884,683	$2,319,099
Management fees	486,798	760,717
Incentive fees	41,031	0
Other	376,508	409,898
Redemptions payable	9,988,618	14,312,916

Total liabilities	12,777,638	17,802,630

Partners’ Capital:
General Partner, 5,249.9634 and 5,996.9634 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	4,643,803	5,561,644
Limited Partners, 445,183.8258 and 520,395.3638 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	393,781,987	482,620,894

Total partners’ capital	398,425,790	488,182,538

Total liabilities and partners’ capital	$411,203,428	$505,985,168

Net asset value per unit	$884.54	$927.41

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Drury Capital Master Fund L.P.	$42,748,647	10.73%
CMF Willowbridge Master Fund L.P.	67,116,909	16.85
CMF Aspect Master Fund L.P.	77,854,621	19.54
CMF Graham Capital Master Fund L.P.	23,824,662	5.98
KR Master Fund L.P.	44,185,871	11.09
CMF Altis Partners Master Fund L.P.	76,896,778	19.30
JEM Master Fund L.P.	16,126,228	4.05
Morgan Stanley Smith Barney Boronia I, LLC	34,022,943	8.54
Morgan Stanley Smith Barney Kaiser I, LLC	27,901,291	7.00

Total investment in Funds, at fair value	$410,677,950	103.08%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$0	$3,073	$0	$8,702
Interest income from investment in Funds	13,885	69,604	82,974	185,087

Total investment income	13,885	72,677	82,974	193,789

Expenses:
Brokerage fees including clearing fees	6,590,678	8,704,334	21,064,441	27,435,110
Management fees	1,855,894	2,696,941	6,005,624	8,580,181
Incentive fees	41,227	0	1,462,129	0
Other	219,315	197,844	781,338	733,788

Total expenses	8,707,114	11,599,119	29,313,532	36,749,079

Net investment income (loss)	(8,693,229)	(11,526,442)	(29,230,558)	(36,555,290)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	0	(1,586,330)	0	(3,556,061)
Net realized gains (losses) on investment in Funds	(1,864,088)	11,594,327	17,125,060	22,392,753
Change in net unrealized gains (losses) on open contracts	0	300,282	0	(1,199,450)
Change in net unrealized gains (losses) on investment in Funds	(14,841,873)	(8,992,301)	(7,130,512)	(27,348,279)

Total trading results	(16,705,961)	1,315,978	9,994,548	(9,711,037)

Net income (loss)	(25,399,190)	(10,210,464)	(19,236,010)	(46,266,327)
Subscriptions — Limited Partners	2,474,000	4,610,062	7,620,153	22,857,364
Redemptions — Limited Partners	(25,066,084)	(28,825,839)	(77,439,549)	(90,099,357)
Redemptions — General Partner	0	(1,001,905)	(701,342)	(1,001,905)

Net increase (decrease) in Partners’ Capital	(47,991,274)	(35,428,146)	(89,756,748)	(114,510,225)
Partners’ Capital, beginning of period	446,417,064	587,480,323	488,182,538	666,562,402

Partners’ Capital, end of period	$398,425,790	$552,052,177	$398,425,790	$552,052,177

Net asset value per unit (450,433.7892 and 557,613.2162 units outstanding on September 30, 2013 and 2012, respectively)	$884.54	$990.03	$884.54	$990.03

Net income (loss) per unit*	$(54.02)	$(18.75)	$(42.87)	$(78.77)

Weighted average units outstanding	469,637.7669	576,305.0635	492,338.7849	599,741.3577

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

As of September 30, 2013, all trading decisions were made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”), Boronia Capital Pty. Ltd. (“Boronia”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

September 30, 2013

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$(49.54)	$(13.85)	$(26.31)	$(63.58)
Interest income	0.03	0.13	0.16	0.33
Expenses **	(4.51)	(5.03)	(16.72)	(15.52)

Increase (decrease) for the period	(54.02)	(18.75)	(42.87)	(78.77)
Net asset value per unit, beginning of period	938.56	1,008.78	927.41	1,068.80

Net asset value per unit, end of period	$884.54	$990.03	$884.54	$990.03

*	Includes brokerage fees.

**	Excludes brokerage fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.1)%		(7.9)%	(8.5)%	(7.9)%
Incentive fees	0.0	%*****	—%	0.3%	—%

Net investment income (loss) before incentive fees****	(8.1)%		(7.9)%	(8.2)%	(7.9)%

Operating expenses	8.1%		7.9%	8.2%	7.9%
Incentive fees	0.0	%*****	—%	0.3%	—%

Total expenses	8.1%		7.9%	8.5%	7.9%

Total return:
Total return before incentive fees	(5.8)%		(1.9)%	(4.3)%	(7.4)%
Incentive fees	0.0	%*****	—%	(0.3)%	—%

Total return after incentive fees	(5.8)%		(1.9)%	(4.6)%	(7.4)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. In the second quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Drury Capital Master Fund L.P. (“Drury Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. Graham Master, Aspect Master and Drury Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the third quarter of 2013, Drury Master, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Aspect Master, KR Master Fund L.P. (“KR Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. Dury Master, Willowbridge Master, Aspect Master, KR Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 8, 2013, July 29, 2013, July 15, 2013, August 5, 2013 and July 29, 2013, respectively. Morgan Stanley Smith Barney Boronia I, LLC and Morgan Stanley Smith Barney Kaiser I, LLC continue to be parties to a futures brokerage account agreement with MS&Co. Effective September 24, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership/Funds and Citigroup Global Markets Inc. (“CGM”) or MS&Co, as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 201-20, “Balance Sheet,” have been met.

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

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$410,677,950	$—	$410,677,950	$—

Net fair value	$410,677,950	$—	$410,677,950	$—

	December 31, 2012	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$441,773,637	$—	$441,773,637	$—

Net fair value	$441,773,637	$—	$441,773,637	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

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

On August 1, 2013, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master was formed to permit accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, JEM Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and MS&Co, as applicable.

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

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (collectively the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees are charged at the Partnership level.

As of September 30, 2013, the Partnership owned approximately 92.3% of Drury Master, 69.2% of Willowbridge Master, 72.7% of Aspect Master, 41.1% of Graham Master, 75.8% of KR Master, 79.5% of Altis Master, 33.0% of JEM Master, 56.4% of Boronia I, LLC and 55.9% of Kaiser I, LLC. As of December 31, 2012, the Partnership owned approximately 85.4% of Drury Master, 77.3% of Willowbridge Master, 72.1% of Aspect Master, 74.7% of CFM Master (prior to its redemption on December 31, 2012), 57.8% of Graham Master, 81.8% of KR Master and 75.6% of Altis Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$47,035,686	$743,426	$46,292,260
Willowbridge Master	98,891,556	1,963,978	96,927,578
Aspect Master	109,047,946	2,021,750	107,026,196
Graham Master	58,251,527	223,401	58,028,126
KR Master	60,507,136	2,232,615	58,274,521
Altis Master	99,671,960	2,899,256	96,772,704
JEM Master	48,954,919	23,171	48,931,748
Boronia I, LLC	60,526,020	186,678	60,339,342
Kaiser I, LLC	50,008,267	102,699	49,905,568

Total	$632,895,017	$10,396,974	$622,498,043

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Drury Master	$94,551,696	$603,502	$93,948,194
Willowbridge Master	39,742,467	485,385	39,257,082
Aspect Master	136,219,745	591,506	135,628,239
CFM Master	85,861,956	85,861,956	—
Graham Master	85,313,676	377,625	84,936,051
KR Master	116,058,406	1,168,169	114,890,237
Altis Master	120,633,506	1,220,905	119,412,601

Total	$678,381,452	$90,309,048	$588,072,404

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(71,154)	$(947,842)	$(1,018,996)
Willowbridge Master	(168,584)	(3,203,058)	(3,371,642)
Aspect Master	(66,230)	(7,692,184)	(7,758,414)
Graham Master	(47,611)	2,254,670	2,207,059
KR Master	(71,980)	(404,809)	(476,789)
Altis Master	(131,613)	(11,456,410)	(11,588,023)
JEM Master	(266,418)	3,946,878	3,680,460
Boronia I, LLC	(811,380)	646,728	(164,652)
Kaiser I, LLC	(454,779)	(613,975)	(1,068,754)

Total	$(2,089,749)	$(17,470,002)	$(19,559,751)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(203,738)	$7,254,881	$7,051,143
Willowbridge Master	(409,377)	9,714,029	9,304,652
Aspect Master	(226,589)	(6,483,182)	(6,709,771)
Graham Master	(188,406)	6,025,178	5,836,772
KR Master	(235,574)	(4,932,402)	(5,167,976)
Altis Master	(431,383)	(3,562,943)	(3,994,326)
JEM Master	(958,201)	4,775,028	3,816,827
Boronia I, LLC	(3,220,183)	7,664,761	4,444,578
Kaiser I, LLC	(2,368,666)	5,929,623	3,560,957

Total	$(8,242,117)	$26,384,973	$18,142,856

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	10.73%	$42,748,647	$(865,630)	$39,052	$28,698	$(933,380)	Commodity Portfolio	Monthly
Willowbridge Master	16.85%	67,116,909	(2,214,783)	105,862	13,490	(2,334,135)	Commodity Portfolio	Monthly
Aspect Master	19.54%	77,854,621	(5,629,553)	41,753	10,008	(5,681,314)	Commodity Portfolio	Monthly
Graham Master	5.98%	23,824,662	924,515	14,700	5,673	904,142	Commodity Portfolio	Monthly
KR Master	11.09%	44,185,871	(305,996)	49,497	17,459	(372,952)	Commodity Portfolio	Monthly
Altis Master	19.30%	76,896,778	(9,102,286)	97,312	10,534	(9,210,132)	Commodity Portfolio	Monthly
JEM Master	4.05%	16,126,228	471,816	56,699	3,618	411,499	Commodity Portfolio	Monthly
Boronia I, LLC	8.54%	34,022,943	364,806	237,366	221,625	(94,185)	Commodity Portfolio	Monthly
Kaiser I, LLC	7.00%	27,901,291	(334,965)	85,951	167,795	(588,711)	Commodity Portfolio	Monthly

Total		$410,677,950	$(16,692,076)	$728,192	$478,900	$(17,899,168)

	September 30, 2013		For the nine months ended September 30, 2013
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	10.73%	$42,748,647	$5,780,885	$130,465	$60,679	$5,589,741	Commodity Portfolio	Monthly
Willowbridge Master	16.85%	67,116,909	4,924,427	214,545	44,274	4,665,608	Commodity Portfolio	Monthly
Aspect Master	19.54%	77,854,621	(4,743,975)	141,332	42,064	(4,927,371)	Commodity Portfolio	Monthly
Graham Master	5.98%	23,824,662	3,236,033	69,313	23,582	3,143,138	Commodity Portfolio	Monthly
KR Master	11.09%	44,185,871	(4,018,761)	182,000	51,584	(4,252,345)	Commodity Portfolio	Monthly
Altis Master	19.30%	76,896,778	(3,108,552)	304,917	46,798	(3,460,267)	Commodity Portfolio	Monthly
JEM Master	4.05%	16,126,228	471,816	56,699	3,618	411,499	Commodity Portfolio	Monthly
Boronia I, LLC	8.54%	34,022,943	4,238,171	721,097	1,214,430	2,302,644	Commodity Portfolio	Monthly
Kaiser I, LLC	7.00%	27,901,291	3,297,478	210,178	1,150,432	1,936,868	Commodity Portfolio	Monthly

Total		$410,677,950	$10,077,522	$2,030,546	$2,637,461	$5,409,515

	December 31, 2012		For the three months ended September 30, 2012
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.44%	$80,236,934	$(426,909)	$59,601	$16,059	$(502,569)	Commodity Portfolio	Monthly
Willowbridge Master	6.21%	30,332,782	1,194,898	7,776	16,231	1,170,891	Commodity Portfolio	Monthly
Aspect Master	20.04%	97,835,150	(2,794,940)	34,572	19,211	(2,848,723)	Commodity Portfolio	Monthly
CFM Master	0.00%	—	1,187,571	131,437	13,347	1,042,787	Commodity Portfolio	Monthly
Graham Master	10.06%	49,092,083	1,017,234	37,942	13,689	965,603	Commodity Portfolio	Monthly
KR Master	19.25%	93,993,936	3,751,405	161,136	8,770	3,581,499	Commodity Portfolio	Monthly
Altis Master	18.49%	90,282,752	(1,257,629)	91,808	15,365	(1,364,802)	Commodity Portfolio	Monthly

Total		$441,773,637	$2,671,630	$524,272	$102,672	$2,044,686

	December 31, 2012		For the nine months ended September 30, 2012
	% of			Expenses		Net
Funds	Partners’ Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	16.44%	$80,236,934	$1,481,145	$194,762	$41,687	$1,244,696	Commodity Portfolio	Monthly
Willowbridge Master	6.21%	30,332,782	2,319,547	24,394	45,701	2,249,452	Commodity Portfolio	Monthly
Aspect Master	20.04%	97,835,150	(3,814,462)	97,489	64,895	(3,976,846)	Commodity Portfolio	Monthly
CFM Master	0.00%	—	(3,997,817)	451,472	42,082	(4,491,371)	Commodity Portfolio	Monthly
Graham Master	10.06%	49,092,083	513,799	193,170	34,347	286,282	Commodity Portfolio	Monthly
KR Master	19.25%	93,993,936	804,011	328,224	38,310	437,477	Commodity Portfolio	Monthly
Altis Master	18.49%	90,282,752	(2,076,662)	198,162	48,217	(2,323,041)	Commodity Portfolio	Monthly

Total		$441,773,637	$(4,770,439)	$1,487,673	$315,239	$(6,573,351)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.4% to 34.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2013

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 18.4% from $488,182,538 to $398,425,790. This decrease was attributable to the redemptions of 83,363.4770 Redeemable Units resulting in an outflow of $77,439,549, and the redemptions of 747.0000 General Partner unit equivalents totaling $701,342, coupled with the net loss of $19,236,010, which was partially offset by the subscriptions of 8,151.9390 Redeemable Units totaling $7,620,153. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the third quarter of 2013, the Partnership’s net asset value per unit decreased 5.8% from $938.56 to $884.54 as compared to a decrease of 1.9% in the same period of 2012. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $16,705,961. Losses were primarily attributable to the Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $1,315,978. Gains were primarily attributable to the Partnership/Funds’ trading in grains, U.S. interest rates and meals and were partially offset by losses in currencies, energy, indices, non-U.S. interest rates and softs.

The most significant losses were incurred within the metals sector, primarily during August, from short positions in copper and aluminum futures as prices advanced on signs of increased industrial demand from China. Additional losses in the sector were recorded from short positions in silver futures as prices advanced on increased investor demand for the precious metal. Within the currency markets, losses were recorded in July and August from short positions in Japanese yen versus U.S. dollar as the value of the yen moved higher against most of its major counterparts after Chinese industrial companies reported slowing profits, boosting demand for the relative “safety” of the yen. Losses in the global interest rate sector, primarily during September, were incurred due to short positions in European fixed income futures as prices rose after European Central Bank President Mario Draghi announced that officials may consider injecting more stimulus measures into the banking system to curtail borrowing costs. Within the energy markets, losses were recorded in September from long positions in crude oil and its related products as prices declined over concerns an impasse in the U.S. Congress over budget negotiations would threaten demand in the world’s largest energy consuming nation. Additional losses in the agricultural sector were experienced from short positions in sugar futures as prices advanced during September on concern that rain in Brazil would limit supplies from the world’s largest producer. A portion of the Partnership’s losses during the quarter was offset by gains recorded within global stock index sector, primarily in September from long positions in U.S., Asian and European equity index futures as prices increased on positive reports on China’s industrial profits and as U.S. jobless claims unexpectedly dropped.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit decreased 4.6% from $927.41 to $884.54 as compared to a decrease of 7.4% in the same period of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $9,994,548. Gains were primarily attributable to the Funds’ trading in currencies, U.S. interest rates, metals, softs and indices and were partially offset by losses in energy, grains, livestock and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2012 of $9,711,037. Losses were primarily attributable to the Partnership/Funds’ trading in currencies, energy, indices, U.S. interest rates, metals and softs and were partially offset by gains in grains and non-U.S. interest rates.

Net trading results in the agricultural markets were relatively flat and did not materially impact the Partnership’s performance for the first nine months of the year. In the energy markets, losses were incurred primarily during February from long futures positions in crude oil and its related products as prices fell amid concern fuel demand will decline. Additional losses in the sector were recorded in September from long positions in crude oil and its related products as prices declined over concerns an impasse in the U.S. Congress over budget negotiations would threaten demand in the world’s largest energy consuming nation. Within the global interest rate sector, losses were recorded, primarily during May, from long positions in in U.S. and European fixed income futures as prices declined on reports signaling the global economic recovery is strengthening. Indicators that the U.S. Federal Reserve would curb its bond buying program further added to the downward price move during May. The Partnership’s losses for the first nine months of the year were offset by gains achieved within the global stock index markets, primarily during January, from long positions in Asian, U.S., and European equity index futures as prices advanced amid positive global economic sentiment. Additional gains were recorded in April and May from long positions in U.S. and European equity index futures as prices rose after gauges of U.S. leading economic indicators and consumer sentiment advanced more than estimated. Within the metals complex, gains were recorded during April and June from short positions in gold and silver futures as prices declined after U.S. economic data topped estimates, eroding the appeal of the precious metals. Within the currency markets, gains were recorded primarily during January from short positions in Japanese yen versus U.S. dollar as the relative value of the yen declined dramatically following newly elected Prime Minister Shinzo Abe’s announced intention to devalue the Asian nation’s currency.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account was earned at a 30-day U.S. Treasury bill yield determined weekly by CGM and/or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. MS&Co. credits Boronia I, LLC and Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income for the three and nine months ended September 30, 2013 decreased by $58,792 and $110,815, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased $2,113,656 and $6,370,669, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to a decrease in average net assets for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased $841,047 and $2,574,557, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a decrease in average net assets for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $41,227 and $1,462,129, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2012. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2013		June 30, 2013
Drury Capital, Inc.	8%	$32,522,868	12%	$51,809,598
Graham Capital Management, L.P.	6%	$23,700,905	5%	$23,241,662
Aspect Capital Limited	19%	$77,429,359	20%	$88,401,852
Willowbridge Associates Inc.	17%	$66,752,842	16%	$70,274,749
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	11%	$43,933,322	14%	$62,392,308
Altis Partners (Jersey) Limited	19%	$76,470,609	19%	$87,113,454
J E Moody & Company LLC.	4%	$15,984,510	—%	$—
Boronia Capital Pty. Ltd.	9%	$33,862,175	8%	$34,431,633
Kaiser Trading Group Pty. Ltd.	7%	$27,769,200	6%	$28,751,808

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

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $398,425,790.

	September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$22,801,960	5.72%
Currencies	10,592,685	2.66%
Indices	13,213,592	3.32%
Interest Rates	8,540,376	2.14%

Total	$55,148,613	13.84%

As of December 31, 2012, the Partnership’s total capitalization was $488,182,538.

	December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$18,114,557	3.71%
Energy	4,372,596	0.90%
Grains	3,294,880	0.67%
Indices	11,986,238	2.46%
Interest Rates U.S.	3,022,208	0.62%
Interest Rates Non-U.S.	6,960,164	1.43%
Livestock	416,310	0.09%
Lumber	21,560	0.00%*
Metals	7,826,445	1.60%
Softs	2,611,161	0.53%

Total	$58,626,119	12.01%

*	Due to rounding.

As of September 30, 2013, Drury Master’s total capitalization was $46,292,260. The Partnership owned approximately 92.3% of Drury Master. As of September 30, 2013, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$647,365	1.40%	$3,985,221	$647,365	$2,607,269
Energy	1,785,465	3.86%	2,009,590	925,439	1,654,036
Grains	1,215,711	2.63%	1,773,466	625,160	1,251,249
Indices	3,103,938	6.71%	3,257,866	1,605,761	2,835,537
Interest Rates U.S.	371,388	0.80%	371,388	28,605	222,222
Interest Rates Non-U.S.	1,213,428	2.62%	1,213,428	251,496	786,261
Metals	2,369,429	5.11%	4,353,776	1,593,500	2,931,978
Softs	427,870	0.92%	478,739	214,940	422,117

Total	$11,134,594	24.05%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Willowbridge Master’s total capitalization was $96,927,578. The Partnership owned approximately 69.2% of Willowbridge Master. As of September 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$872,850	0.90%	$4,401,508	$323,400	$1,540,038
Interest Rates U.S.	1,746,391	1.80%	3,564,310	232,320	1,638,460

Total	$2,619,241	2.70%

*	Average of month-end Values at Risk.

As of December 31, 2012, Willowbridge Master’s total capitalization was $39,257,082 and there were no amounts at risk. The Partnership owned approximately 77.3% of Willowbridge Master.

As of September 30, 2013, Aspect Master’s total capitalization was $107,026,196. The Partnership owned approximately 72.7% of Aspect Master. As of September 30, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,439,159	5.08%	$7,174,264	$3,886,435	$5,927,089
Energy	789,712	0.74%	1,994,003	458,957	1,450,690
Grains	925,437	0.87%	1,315,867	80,838	951,381
Indices	4,194,668	3.92%	4,194,668	1,159,866	3,421,268
Interest Rates U.S.	325,254	0.30%	805,234	196,780	442,560
Interest Rates Non-U.S.	2,891,923	2.70%	3,714,475	1,822,121	2,826,411
Livestock	135,270	0.13%	224,235	92,036	139,399
Metals	1,973,125	1.84%	3,199,261	894,734	2,041,122
Softs	537,089	0.50%	676,986	463,320	584,814

Total	$17,211,637	16.08%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Graham Master’s total capitalization was $58,028,126. The Partnership owned approximately 41.1% of Graham Master. As of September 30, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,052,535	5.26%	$5,177,696	$2,692,964	$3,801,057
Energy	1,176,296	2.03%	1,447,490	398,490	1,229,839
Grains	710,115	1.22%	746,819	572,004	674,852
Indices	3,804,492	6.56%	3,867,614	1,786,311	3,501,816
Interest Rates U.S.	314,881	0.54%	500,125	219,252	393,014
Interest Rates Non-U.S.	764,522	1.32%	1,574,911	449,052	1,088,807
Metals	1,112,794	1.92%	1,979,210	756,560	1,193,904
Softs	441,646	0.76%	449,032	345,785	436,466

Total	$11,377,281	19.61%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, KR Master’s total capitalization was $58,274,521. The Partnership owned approximately 75.8% of KR Master. As of September 30, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

September 30, 2013

			For the three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$637,736	1.09%	$882,150	$427,708	$649,198
Grains	330,920	0.57%	1,098,921	1,487	249,954
Livestock	153,067	0.26%	157,156	90,902	133,828
Metals	1,881,989	3.23%	4,161,471	621,305	3,047,529
Softs	330,426	0.57%	474,335	4,370	264,788

Total	$3,334,138	5.72%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Altis Master’s total capitalization was $96,772,704. The Partnership owned approximately 79.5% of Altis Master. As of September 30, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,036,999	2.10%	$2,732,916	$1,448,385	$1,945,945
Energy	916,856	0.95%	3,490,181	352,794	1,740,977
Grains	2,724,750	2.81%	3,572,846	584,900	2,737,602
Indices	3,654,279	3.78%	3,654,279	610,945	2,404,390
Interest Rates U.S.	499,329	0.52%	835,813	283,600	542,047
Interest Rates Non -U.S.	1,741,703	1.80%	3,353,969	1,741,703	2,385,811
Livestock	527,175	0.54%	595,924	195,912	434,974
Metals	4,216,707	4.36%	5,141,647	219,248	4,284,318
Softs	1,547,721	1.60%	2,239,463	952,510	1,692,921

Total	$17,865,519	18.46%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, JEM Master’s total capitalization was $48,931,748. The Partnership owned approximately 33.0% of JEM Master. As of September 30, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,769,151	3.62%	$2,860,824	$945,760	$1,506,237
Grains	438,000	0.90%	771,700	37,500	495,925
Livestock	736,350	1.50%	1,018,425	366,000	624,117
Metals	50,875	0.10%	60,125	16,900	46,642
Softs	125,250	0.26%	302,750	3,300	87,850

Total	$3,119,626	6.38%

*	Average of month-end Values at Risk.

As of September 30, 2013, Boronia Trading Company’s total capitalization was $60,339,342. The Partnership owned approximately 56.4% of Boronia Trading Company. As of September 30, 2013, Boronia Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,139,936	3.55%	$3,730,692	$1,059,291	$2,247,289
Interest Rates	479,812	0.80%	3,815,651	402,139	1,443,451
Indices	2,147,815	3.56%	3,726,192	657,967	2,073,424
Commodities	2,247,306	3.72%	3,621,705	618,970	2,559,999

Total	$7,014,869	11.63%

*	Average of month-end Values at Risk.

As of September 30, 2013, Kaiser Trading Company’s total capitalization was $49,905,568. The Partnership owned approximately 55.9% of Kaiser Trading Company. As of September 30, 2013, Kaiser Trading Company’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$2,425,682	4.86%	$5,404,277	$305,142	$1,367,336
Interest Rates	1,850,324	3.71%	4,218,857	338,208	1,330,711
Indices	2,896,185	5.80%	5,507,126	849,816	2,568,819
Commodities	258,430	0.52%	1,479,103	38,500	543,031

Total	$7,430,621	14.89%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner. The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post- judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2013, there were additional subscriptions of 2,681.2430 Redeemable Units totaling $2,474,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	7,189.7510	$922.52	N/A	N/A
August 1, 2013 – August 31, 2013	9,407.5450	$897.66	N/A	N/A
September 1, 2013 – September 30, 2013	11,292.4440	$884.54	N/A	N/A
	27,889.7400	$898.76

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information.

JEM Master entered in a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to  1/12 of 5.5% (5.5% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1(a)	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed herewith).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and JWH (filed as Exhibit 10.6 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with JWH for 2012 (filed as Exhibit 10.6(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.7	Amended and Restated Management Agreement among the Partnership, the General Partner and CFM (filed as Exhibit 10.8 to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

(a)	Letter from the General Partner extending Amended and Restated Management Agreement with CFM for 2012 (filed as Exhibit 10.7(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis. (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2012 through June 30, 2013 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11(a)	Second Amended and Restated Agency Agreement among the Partnership, the General Partner, CGM and MSSB dated July 29, 2010 (filed as Exhibit 10.12 to the Form 8-K filed on August 3, 2010 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed herewith).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1 — Section 1350 Certification (Certification of President)

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2013