Form 10-Q
period 2014-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-05-14
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes _    No  X

As of April 30, 2014, 349,975.0128 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:

Investment in Funds, at fair value	$322,369,804	$381,494,571
Cash	356,012	445,020

Total assets	$322,725,816	$381,939,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$1,479,159	$1,750,572
Management fees	348,711	410,796
Incentive fees	—	25,100
Other	243,556	236,287
Redemptions payable	11,966,862	14,140,272

Total liabilities	14,038,288	16,563,027

Partners’ Capital:
General Partner, 5,023.9634 unit equivalents outstanding at March 31, 2014 and December 31, 2013	4,174,416	4,522,974
Limited Partners, 366,485.4588 and 400,826.0368 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	304,513,112	360,853,590

Total partners’ capital	308,687,528	365,376,564

Total liabilities and partners’ capital	$322,725,816	$381,939,591

Net asset value per unit	$830.90	$900.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Drury Capital Master Fund L.P.	$18,367,651	5.95%
CMF Willowbridge Master Fund L.P.	60,390,953	19.56
CMF Aspect Master Fund L.P.	55,996,547	18.14
CMF Graham Capital Master Fund L.P.	21,865,450	7.08
KR Master Fund L.P.	19,547,959	6.33
CMF Altis Partners Master Fund L.P.	59,202,089	19.18
JEM Master Fund L.P.	28,390,536	9.20
Morgan Stanley Smith Barney Boronia I, LLC	33,764,574	10.94
Morgan Stanley Smith Barney Kaiser I, LLC	24,844,045	8.05

Total investment in Funds, at fair value	$322,369,804	104.43%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income from investment in Funds	$17,620	$49,883

Total investment income	17,620	49,883

Expenses:
Ongoing selling agent fees	4,689,336	6,703,426
Clearing fees allocated from Funds	798,605	633,306
Management fees	1,405,967	2,129,926
Incentive fees	1,418	77,475
Other	313,538	245,755

Total expenses	7,208,864	9,789,888

Net investment income (loss)	(7,191,244)	(9,740,005)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(14,016,542)	8,699,752
Change in net unrealized gains (losses) on investment in Funds	(6,377,143)	5,591,106

Total trading results	(20,393,685)	14,290,858

Net income (loss)	(27,584,929)	4,550,853
Subscriptions — Limited Partners	1,983,000	2,838,453
Redemptions — Limited Partners	(31,087,107)	(29,511,595)
Redemptions — General Partner	—	(500,418)

Net increase (decrease) in Partners’ Capital	(56,689,036)	(22,622,707)
Partners’ Capital, beginning of period	365,376,564	488,182,538

Partners’ Capital, end of period	$308,687,528	$465,559,831

Net asset value per unit (371,509.4222 and 497,411.4712 units outstanding on March 31, 2014 and 2013, respectively)	$830.90	$935.97

Net income (loss) per unit*	$(69.38)	$8.56

Weighted average units outstanding	397,312.9405	516,698.2959

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of March 31, 2014, all trading decisions were made for the Partnership by Drury Capital, Inc., (“Drury”), Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”), Boronia Capital Pty. Ltd. (“Boronia”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the three months ended March 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.25% to an annual rate of 3.0%.

Effective April 1, 2014, the management fee paid to Graham was reduced from 2.0% per year to 1.75% per year.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

March 31, 2014

(Unaudited)

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses) *	$(65.10)	$13.19
Interest income	0.05	0.10
Expenses **	(4.33)	(4.73)

Increase (decrease) for the period	(69.38)	8.56
Net asset value per unit, beginning of period	900.28	927.41

Net asset value per unit, end of period	$830.90	$935.97

*	Includes ongoing selling agent fees & clearing fees.

**	Excludes ongoing selling agent fees & clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(8.6)%	(8.2)%
Incentive fees*****	—%	—%

Net investment income (loss) before incentive fees****	(8.6)%	(8.2)%

Operating expenses	8.6%	8.2%
Incentive fees*****	—%	—%

Total expenses	8.6%	8.2%

Total return:
Total return before incentive fees	(7.7)%	0.9%
Incentive fees*****	—%	—%

Total return after incentive fees	(7.7)%	0.9%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The customer agreement among the Partnership, the Funds and MS&Co. gives, and the Customer Agreements between the Partnership, the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$322,369,804	$—	$322,369,804	$—

Net fair value	$322,369,804	$—	$322,369,804	$—

	December 31, 2013	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$381,494,571	$—	$381,494,571	$—

Net fair value	$381,494,571	$—	$381,494,571	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.    Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master permits accounts managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. (formerly CMF Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master permits accounts managed by Drury using its Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Drury Master. Individual and pooled accounts currently managed by Drury, including the Partnership, are permitted to be limited partners of Drury Master. The General Partner and Drury believe that trading through this structure should promote efficiency and economy in the trading process.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master permits accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master permits accounts managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary system which will be traded both on a fundamental and technical basis, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Krom River agreed that Krom River will trade the Partnership’s assets allocated to Krom River at a level up to 1.5 times the amount of assets allocated.

On May 1, 2011, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits accounts managed by Altis using its Global Futures Portfolio trading system, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2013, the assets allocated to Boronia for trading were invested in the Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or the “Boronia Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permits accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Kaiser I, LLC. Individual and pooled accounts currently managed by Kaiser, including the Partnership, are permitted to be members of Kaiser I, LLC. The General Partner and Kaiser believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Kaiser agreed that Kaiser will trade the Partnership’s assets allocated to Kaiser at a level up to 2 times the amount of assets allocated.

On August 1, 2013, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2014.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, JEM Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

A limited partner/member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/manager at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (collectively the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by Funds and allocated to their limited partners/members including the Partnership. All other fees are charged at the Partnership level.

As of March 31, 2014, the Partnership owned approximately 89.5% of Drury Master, 72.8% of Willowbridge Master, 68.1% of Aspect Master, 44.0% of Graham Master, 69.6% of KR Master, 77.6% of Altis Master, 69.8% of JEM Master, 52.9% of Boronia I, LLC and 55.2% of Kaiser I, LLC. At December 31, 2013, the Partnership owned approximately 90.0% of Drury Master, 69.3% of Willowbridge Master, 69.9% of Aspect Master, 41.5% of Graham Master, 71.1% of KR Master, 77.5% of Altis Master, 69.9% of JEM Master, 55.7% of Boronia I, LLC and 54.8% of Kaiser I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Drury Master	$20,580,533	$52,391	$20,528,142
Willowbridge Master	84,971,415	1,989,600	82,981,815
Aspect Master	82,332,268	56,537	82,275,731
Graham Master	49,920,841	268,711	49,652,130
KR Master	28,930,902	853,357	28,077,545
Altis Master	77,075,312	747,129	76,328,183
JEM Master	40,714,530	54,168	40,660,362
Boronia I, LLC	63,958,888	150,004	63,808,884
Kaiser I, LLC	45,137,450	104,594	45,032,856

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$24,999,558	$345,693	$24,653,865
Willowbridge Master	95,699,725	7,316,065	88,383,660
Aspect Master	102,342,493	31,944	102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
KR Master	44,043,845	1,456,785	42,587,060
Altis Master	93,798,364	1,680,201	92,118,163
JEM Master	44,509,274	32,554	44,476,720
Boronia I, LLC	66,134,764	914,259	65,220,505
Kaiser I, LLC	52,158,601	439,951	51,718,650

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(37,211)	$(2,646,969)	$(2,684,180)
Willowbridge Master	(109,462)	(2,209,110)	(2,318,572)
Aspect Master	(80,498)	(4,728,957)	(4,809,455)
Graham Master	(75,682)	(5,807,290)	(5,882,972)
KR Master	(52,751)	957,264	904,513
Altis Master	(88,817)	(7,819,046)	(7,907,863)
JEM Master	(284,127)	(2,712,553)	(2,996,680)
Boronia I, LLC	(827,981)	746,729	(81,252)
Kaiser I, LLC	(509,701)	(6,943,118)	(7,452,819)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(67,444)	$5,876,203	$5,808,759
Willowbridge Master	(109,276)	2,076,675	1,967,399
Aspect Master	(70,209)	3,619,206	3,548,997
Graham Master	(72,893)	7,535,558	7,462,665
KR Master	(76,659)	(1,654,722)	(1,731,381)
Altis Master	(143,123)	3,324,078	3,180,955
Boronia I, LLC	(785,573)	398,598	(386,975)
Kaiser I, LLC	(521,148)	1,041,328	520,180

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	5.95%	$18,367,651	$(2,375,184)	$16,667	$18,027	$—	$—	$(2,409,878)	Commodity Portfolio	Monthly
Willowbridge Master	19.56%	60,390,953	(1,589,434)	70,490	13,845	—	—	(1,673,769)	Commodity Portfolio	Monthly
Aspect Master	18.14%	55,996,547	(3,221,893)	40,820	18,356	—	—	(3,281,069)	Commodity Portfolio	Monthly
Graham Master	7.08%	21,865,450	(2,550,985)	15,621	19,131	—	—	(2,585,737)	Commodity Portfolio	Monthly
KR Master	6.33%	19,547,959	662,979	31,299	15,332	—	—	616,348	Commodity Portfolio	Monthly
Altis Master	19.18%	59,202,089	(6,011,136)	62,533	10,123	—	—	(6,083,792)	Commodity Portfolio	Monthly
JEM Master	9.20%	28,390,536	(1,892,471)	183,935	16,532	—	—	(2,092,938)	Commodity Portfolio	Monthly
Boronia Trading Company	10.94%	33,764,574	419,936	257,794	30,066	161,069	1,418	(30,411)	Commodity Portfolio	Monthly
Kaiser Trading Company	8.05%	24,844,045	(3,817,877)	119,446	24,484	139,908	—	(4,101,715)	Commodity Portfolio	Monthly

Total		$322,369,804	$(20,376,065)	$798,605	$165,896	$300,977	$1,418	$(21,642,961)

	December 31, 2013		For the three months ended March 31, 2013
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	6.07%	$22,182,367	$4,901,328	$50,975	$13,508	$—	$—	$4,836,845	Commodity Portfolio	Monthly
Willowbridge Master	17.94%	65,560,846	1,024,115	43,554	13,402	—	—	967,159	Commodity Portfolio	Monthly
Aspect Master	19.56%	71,480,734	2,632,277	45,276	17,376	—	—	2,569,625	Commodity Portfolio	Monthly
Graham Master	6.81%	24,893,949	3,796,693	30,369	10,911	—	—	3,755,413	Commodity Portfolio	Monthly
KR Master	8.28%	30,264,961	(1,366,156)	65,001	17,319	—	—	(1,448,476)	Commodity Portfolio	Monthly
Altis Master	19.55%	71,413,502	2,502,840	100,938	18,969	—	—	2,382,933	Commodity Portfolio	Monthly
JEM Master	8.51%	31,084,391	—	—	—	—	—	—	Commodity Portfolio	Monthly
Boronia Trading Company	9.93%	36,282,519	233,938	243,968	31,442	168,438	346	(210,256)	Commodity Portfolio	Monthly
Kaiser Trading Company	7.76%	28,331,302	615,706	53,225	26,410	150,430	77,128	308,513	Commodity Portfolio	Monthly

Total		$381,494,571	$14,340,741	$633,306	$149,337	$318,868	$77,474	$13,161,756

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.3% to 26.2% of the Funds’ contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner/Manager monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

March 31, 2014

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

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 15.5% from $365,376,564 to $308,687,528. This decrease was attributable to redemptions of 36,572.3790 Redeemable Units resulting in an outflow of $31,087,107, coupled with the net loss of $27,584,929, which was partially offset by the subscriptions of 2,231.8010 Redeemable Units totaling $1,983,000. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the first quarter of 2014, the Partnership’s net asset value per unit decreased 7.7% from $900.28 to $830.90 as compared to an increase of 0.9% in the same period of 2013. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $20,393,685. Losses were primarily attributable to the Funds’ trading in currencies, energy, softs, metals, U.S. and non-U.S. interest rates and indices and were partially offset by gains in grains and livestock. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2013 of $14,290,858. Gains were primarily attributable to the Funds’ trading in currencies, livestock, metals, softs and indices and were partially offset by losses in energy, grains and U.S. and non-U.S. interest rates.

In the energy markets, losses were incurred during March from long positions in crude oil and its related products as prices declined during the first half of the month on reports of higher-than-expected inventory levels in the U.S. Additional energy losses were incurred during January from long positions in crude oil and its related products as prices dropped sharply during the first half of the month due to an increase in production from Libya. Within the global stock index sector, losses were experienced primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Losses within the metals complex were recorded primarily during February from short positions in gold and silver futures as precious metals prices moved higher after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metals. Additional losses were incurred during January from long positions in copper futures as weakening manufacturing reports from China reduced demand for the industrial metal, thus pushing prices lower. Within the global interest rate markets, losses were experienced during March from long positions in U.S. Treasury note futures as prices declined after comments made by newly appointed Federal Reserve Chair Janet Yellen indicated the Fed may raise interest rates in the future. Long futures positions in Japanese government bonds also recorded losses during March. Losses in the currency sector were recorded primarily during January from short positions in the Japanese yen as the relative value of the yen increased as investors sought out the Asian currency as a store of value. The Partnership’s trading losses for the first quarter were offset by trading gains achieved within the agricultural complex during January from short positions in wheat futures as prices decreased after the release of a report by the U.S. Department of Agriculture indicated wheat stockpiles in the U.S. could reach record levels in 2014. Additional gains were recorded during February and March from long positions in lean hog futures as prices advanced over concern of limited U.S. pig herds.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account during each month was earned at a 30-day U.S. Treasury bill yield determined weekly by CGM, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury discount rate. MS&Co. credits Boronia I, LLC and Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income for the three months ended March 31, 2014 decreased by $32,263, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees/ongoing selling agent fees for the three months ended March 31, 2014 decreased $2,014,090 as compared to the corresponding period in 2013. The decrease in brokerage fees/ongoing selling agent fees is due to a decrease in average net assets for the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 increased by $165,299 as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased $723,959 as compared to the corresponding period in 2013. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2014 resulted in incentive fees of $1,418. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $77,475. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2014		December 31, 2013
Drury Capital, Inc.	6%	$18,276,307	6%	$24,653,865
Graham Capital Management, L.P.	7%	$21,752,305	7%	$56,951,856
Aspect Capital Limited	18%	$55,697,136	18%	$102,310,549
Willowbridge Associates Inc.	19%	$60,057,410	18%	$88,383,660
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	5%	$14,457,211	8%	$42,587,060
Altis Partners (Jersey) Limited	17%	$51,910,612	18%	$92,118,163
J E Moody & Company LLC.	9%	$28,209,555	8%	$44,476,720
Boronia Capital Pty. Ltd.	11%	$33,603,095	9%	$65,220,505
Kaiser Trading Group Pty. Ltd.	8%	$24,723,897	8%	$51,718,650

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $308,687,528.

	March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$16,034,186	5.20%
Currencies	10,991,614	3.56%
Indices	8,890,177	2.88%
Interest Rates	7,575,388	2.45%

Total	$43,491,365	14.09%

As of December 31, 2013, the Partnership’s total capitalization was $365,376,564.

	December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$20,771,546	5.69%
Currencies	13,330,914	3.65%
Indices	8,232,208	2.25%
Interest Rates	7,755,077	2.12%

Total	$50,089,745	13.71%

The following tables indicate the trading Value at Risk associated by the Partnership’s investments in Funds by market category as of March 31, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2014, Drury Master’s total capitalization was $20,528,142. The Partnership owned approximately 89.5% of Drury Master. As of March 31, 2014, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$618,479	3.01%	$844,567	$322,518	$472,521
Energy	288,754	1.41%	830,885	59,232	320,048
Grains	186,146	0.91%	670,275	186,146	440,785
Indices	791,035	3.85%	1,613,236	782,239	1,030,951
Interest Rates U.S.	323,054	1.57%	349,212	145,386	337,706
Interest Rates Non-U.S.	773,610	3.77%	817,587	474,769	699,456
Metals	755,231	3.68%	1,084,824	553,571	725,574
Softs	150,861	0.74%	196,458	108,314	172,810

Total	$3,887,170	18.94%

*	Average of month-end Values at Risk.

As of December 31, 2013, Drury Master’s total capitalization was $24,653,865. The Partnership owned approximately 90.0% of Drury Master. As of December 31, 2013, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

December 31, 2013

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

As of March 31, 2014, Willowbridge Master’s total capitalization was $82,981,815. The Partnership owned approximately 72.8% of Willowbridge Master. As of March 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$154,241	0.19%	$3,732,814	$154,241	$732,501
Energy	1,563,212	1.88%	2,399,584	59,187	1,168,501
Interest Rates U.S.	1,240,817	1.50%	2,747,588	537,550	1,468,628
Interest Rates Non-U.S.	1,254,087	1.51%	1,457,323	179,050	993,578

Total	$4,212,357	5.08%

*	Average of month-end Values at Risk.

As of December 31, 2013, Willowbridge Master’s total capitalization was $94,615,651. The Partnership owned approximately 69.3% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of March 31, 2014, Aspect Master’s total capitalization was $82,275,731. The Partnership owned approximately 68.1% of Aspect Master. As of March 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,910,007	8.40%	$8,988,668	$6,002,252	$7,591,331
Energy	1,087,405	1.32%	2,217,050	419,448	1,465,051
Grains	362,429	0.44%	1,084,329	362,429	660,626
Indices	2,879,823	3.50%	3,786,974	2,333,169	3,141,378
Interest Rates U.S.	93,537	0.11%	802,798	88,708	245,704
Interest Rates Non-U.S.	1,613,422	1.96%	3,729,772	1,510,450	2,350,732
Livestock	189,473	0.23%	217,350	72,563	179,550
Metals	1,116,928	1.36%	1,569,663	1,022,631	1,235,653
Softs	425,132	0.52%	478,791	299,484	401,134

Total	$14,678,156	17.84%

*	Average of month-end Values at Risk.

As of December 31, 2013, Aspect Master’s total capitalization was $102,310,549. The Partnership owned approximately 69.9% of Aspect Master. As of December 31, 2013, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of March 31, 2014, Graham Master’s total capitalization was $49,652,130. The Partnership owned approximately 44.0% of Graham Master. As of March 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,614,830	9.29%	$5,811,070	$3,004,489	$4,663,562
Energy	298,292	0.60%	1,178,507	266,739	566,092
Grains	291,868	0.59%	710,585	243,600	498,228
Indices	2,367,933	4.77%	3,599,947	2,133,473	2,956,299
Interest Rates U.S.	437,898	0.88%	656,096	375,684	522,428
Interest Rates Non-U.S.	1,412,222	2.85%	1,883,371	1,048,993	1,468,376
Metals	1,105,807	2.23%	2,154,978	667,136	1,304,546
Softs	169,101	0.34%	584,007	169,101	324,150

Total	$10,697,951	21.55%

*	Average of month-end Values at Risk.

As of December 31, 2013, Graham Master’s total capitalization was $56,951,856. The Partnership owned approximately 41.5% of Graham Master. As of December 31, 2013, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

As of March 31, 2014, KR Master’s total capitalization was $28,077,545. The Partnership owned approximately 69.6% of KR Master. As of March 31, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$85,675	0.30%	$282,511	$85,675	$145,622
Grains	170,100	0.61%	676,624	85,050	227,723
Livestock	325	0.00%**	106,068	325	31,709
Metals	514,553	1.83%	2,662,167	513,407	1,005,921
Softs	103,950	0.37%	500,787	11,948	71,215

Total	$874,603	3.11%

*	Average of month-end Values at Risk.
**	Due to rounding

As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 71.1% of KR Master. As of December 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follow:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	$690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*	Annual average of month-end Value at Risk.

As of March 31, 2014, Altis Master’s total capitalization was $76,328,183. The Partnership owned approximately 77.6% of Altis Master. As of March 31, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,210,907	1.59%	$1,889,702	$897,120	$1,115,875
Energy	599,283	0.79%	2,075,884	599,283	1,236,237
Grains	1,460,654	1.91%	3,309,847	1,159,058	1,759,540
Indices	3,404,128	4.46%	4,747,619	1,575,007	3,646,814
Interest Rates U.S.	297,240	0.39%	1,592,113	185,336	732,655
Interest Rates Non -U.S.	763,594	1.00%	2,147,638	763,594	1,006,057
Livestock	509,490	0.67%	636,728	349,076	505,643
Metals	4,399,127	5.76%	4,399,127	1,977,681	3,095,794
Softs	1,047,677	1.37%	1,336,257	726,615	980,068

Total	$13,692,100	17.94%

*	Average of month-end Values at Risk.

As of December 31, 2013, Altis Master’s total capitalization was $92,118,163. The Partnership owned approximately 77.5% of Altis Master. As of December 31, 2013, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,889,702	2.05%	$3,262,183	$1,086,832	$2,035,100
Energy	1,746,745	1.90%	3,490,181	352,794	1,608,526
Grains	3,309,847	3.59%	3,572,846	584,900	2,114,477
Indices	1,862,430	2.02%	5,629,558	610,945	2,904,403
Interest Rates U.S.	374,179	0.41%	1,814,375	97,248	407,842
Interest Rates Non -U.S.	2,083,654	2.26%	3,353,969	568,721	2,072,859
Livestock	371,993	0.40%	775,238	134,110	478,816
Metals	3,839,916	4.17%	6,827,422	219,248	9,104
Softs	1,075,961	1.17%	2,338,466	952,510	3,716,633

Total	$16,554,427	17.97%

*	Annual average month-end Value at Risk.

As of March 31, 2014, JEM Master’s total capitalization was $40,660,362. The Partnership owned approximately 69.8% of JEM Master. As of March 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$2,651,506	6.52%	$4,200,379	$1,118,252	$2,700,028
Grains	29,970	0.07%	631,126	6,008	178,785
Livestock	310,095	0.77%	1,089,315	32,400	215,888
Metals	98,313	0.24%	103,785	3,465	98,533
Softs	37,950	0.09%	267,465	37,950	74,965

Total	$3,127,834	7.69%

*	Average of month-end Values at Risk.

As of December 31, 2013, JEM Master’s total capitalization was $44,476,720. The Partnership owned approximately 69.9% of JEM Master. As of December 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moddy for trading) was as follows:

December 31, 2013

			Three Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Energy	1,546,563	3.48%	3,347,583	1,298,733	1,815,100
Grains	275,940	0.62%	606,150	196,290	397,605
Livestock	588,634	1.32%	1,130,423	304,526	788,235
Softs	109,560	0.25%	206,085	11,495	154,107

Total	$2,520,697	5.67%

*	Annual average of month-end Value at Risk.

As of March 31, 2014, Boronia I, LLC’s total capitalization was $63,808,884. The Partnership owned approximately 52.9% of Boronia I, LLC. As of March 31, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$4,034,300	6.32%	$6,972,472	$984,987	$3,320,844
Interest Rates	1,534,501	2.41%	3,709,161	647,220	1,631,758
Equity	3,748,738	5.88%	4,479,828	1,177,058	2,504,949
Commodity	2,573,336	4.03%	4,210,047	1,840,388	2,861,206

Total	$11,890,875	18.64%

*	Average of month-end Values at Risk.

As of December 31, 2013, Boronia I, LLC’s total capitalization was $65,220,505. The Partnership owned approximately 55.7% of Boronia I, LLC. As of December 31, 2013, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies	$1,686,465	2.59%	$6,014,107	$251,044	$2,188,362
Interest Rates	1,335,142	2.05%	3,815,651	258,654	1,509,121
Equity	1,905,034	2.92%	5,076,611	443,259	2,245,443
Commodity	2,706,808	4.15%	4,896,991	557,636	3,083,483

Total	$7,633,449	11.71%

*	Annual average of month-end Value at Risk.

As of March 31, 2014, Kaiser I, LLC’s total capitalization was $45,032,856. The Partnership owned approximately 55.2% of Kaiser I, LLC. As of March 31, 2014, Kaiser I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$934,311	2.08%	$4,738,918	$470,706	$1,782,034
Interest Rates	2,112,561	4.69%	3,217,413	282,258	1,446,609
Equity	1,004,465	2.23%	4,555,079	220,990	1,660,129
Commodity	542,023	1.20%	951,286	102,308	431,447

Total	$4,593,360	10.20%

*	Average of month-end Values at Risk.

As of December 31, 2013, Kaiser I, LLC’s total capitalization was $51,718,650. The Partnership owned approximately 54.8% of Kaiser I, LLC. As of December 31, 2013, Kaiser I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2014, there were additional subscriptions of 2,231.8010 Redeemable Units totaling 1,983,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	8,965.1410	$868.45	N/A	N/A
February 1, 2014 – February 28, 2014	13,204.9490	$858.35	N/A	N/A
March 1, 2014 – March 31, 2014	14,402.2890	$830.90	N/A	N/A
	36,572.3790	$850.02

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information. – None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on November 3, 2009 and incorporated herein by reference).

10.1(a)	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as exhibit 10.1(B) to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.3(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment No. 1 to the Management Agreement between the Partnership, the General Partner and Graham, effective April 1, 2014 (filed herewith).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.9(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.10(a) to the Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.11(b) to the Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 14, 2014