Form 10-Q
period 2014-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-08-13
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes _    No  X

As of July 31, 2014, 293,383.5998 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:

Investment in Funds, at fair value	$247,400,424	$381,494,571
Redemptions receivable from Funds	41,315,472	—
Cash	337,983	445,020

Total assets	$289,053,879	$381,939,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$722,635	$1,750,572
Management fees	295,618	410,796
Incentive fees	—	25,100
Other	211,507	236,287
Redemptions payable	13,041,230	14,140,272

Total liabilities	14,270,990	16,563,027

Partners’ Capital:
General Partner, 5,023.9634 unit equivalents outstanding at June 30, 2014 and December 31, 2013	4,273,817	4,522,974
Limited Partners, 317,989.1848 and 400,826.0368 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	270,509,072	360,853,590

Total partners’ capital	274,782,889	365,376,564

Total liabilities and partners’ capital	$289,053,879	$381,939,591

Net asset value per unit	$850.69	$900.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$ 56,955,542	20.73%
CMF Aspect Master Fund L.P.	40,592,878	14.77
CMF Graham Capital Master Fund L.P.	23,435,025	8.53
KR Master Fund L.P.	14,409,864	5.24
CMF Altis Partners Master Fund L.P.	50,425,375	18.35
JEM Master Fund L.P.	27,065,929	9.85
Morgan Stanley Smith Barney Boronia I, LLC	34,515,811	12.56

Total investment in Funds, at fair value	$247,400,424	90.03%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income from investment in Funds	$7,794	$19,206	$25,414	$69,089

Total investment income	7,794	19,206	25,414	69,089

Expenses:
Ongoing selling agent fees	2,253,968	6,467,983	6,943,304	13,171,409
Clearing fees allocated from Funds	605,495	669,048	1,404,100	1,302,354
Management fees	1,238,025	2,019,804	2,643,992	4,149,730
Incentive fees	264,946	1,343,427	266,364	1,420,902
Other	313,822	316,268	627,360	562,023

Total expenses	4,676,256	10,816,530	11,885,120	20,606,418

Net investment income (loss)	(4,668,462)	(10,797,324)	(11,859,706)	(20,537,329)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	11,057,736	10,289,396	(2,958,806)	18,989,148
Change in net unrealized gains (losses) on investment in Funds	587,448	2,120,255	(5,789,695)	7,711,361

Total trading results	11,645,184	12,409,651	(8,748,501)	26,700,509

Net income (loss)	6,976,722	1,612,327	(20,608,207)	6,163,180
Subscriptions — Limited Partners	310,000	2,307,700	2,293,000	5,146,153
Redemptions — Limited Partners	(41,191,361)	(22,861,870)	(72,278,468)	(52,373,465)
Redemptions — General Partner	—	(200,924)	—	(701,342)

Net increase (decrease) in Partners’ Capital	(33,904,639)	(19,142,767)	(90,593,675)	(41,765,474)
Partners’ Capital, beginning of period	308,687,528	465,559,831	365,376,564	488,182,538

Partners’ Capital, end of period	$274,782,889	$446,417,064	$274,782,889	$446,417,064

Net asset value per unit (323,013.1482 and 475,642.2862 units outstanding on June 30, 2014 and 2013, respectively)	$850.69	$938.56	$850.69	$938.56

Net income (loss) per unit*	$19.79	$2.59	$(49.59)	$11.15

Weighted average units outstanding	355,058.7389	490,680.2919	376,185.8397	503,689.2939

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

As of June 30, 2014, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”) and Boronia Capital Pty. Ltd. (“Boronia”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as of June 30, 2014. References herein to “Advisors”, may include, as relevant, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the six months ended June 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. In the second quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Drury Capital Master Fund L.P. (“Drury Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. Graham Master, Aspect Master and Drury Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the third quarter of 2013, Drury Master, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Aspect Master, KR Master Fund L.P. (“KR Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. Dury Master, Willowbridge Master, Aspect Master, KR Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 8, 2013, July 29, 2013, July 15, 2013, August 5, 2013 and July 29, 2013, respectively. JEM Master Fund L.P. (“JEM Master”) entered in a futures brokerage account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013. Morgan Stanley Smith Barney Boronia I, LLC and Morgan Stanley Smith Barney Kaiser I, LLC continue to be parties to a futures brokerage account agreement with MS&Co. Effective September 24, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, pays MS&Co trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to  1/12 of 5.5% (5.5% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3.0%.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$24.89	$10.04	$(40.21)	$23.23
Interest income	0.03	0.03	0.08	0.13
Expenses **	(5.13)	(7.48)	(9.46)	(12.21)

Increase (decrease) for the period	19.79	2.59	(49.59)	11.15
Net asset value per unit, beginning of period	830.90	935.97	900.28	927.41

Net asset value per unit, end of period	$850.69	$938.56	$850.69	$938.56

*	Includes ongoing selling agent fees & clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $32.94, $24.59, $(18.37) and $51.98, respectively.

**	Excludes ongoing selling agent fees & clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(13.18), $(22.03), $(31.30) and $(40.96), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(6.2)%	(8.5)%	(7.5)%	(8.5)%
Incentive fees	0.1%	0.3%	0.1%	0.3%

Net investment income (loss) before incentive fees****	(6.1)%	(8.2)%	(7.4)%	(8.2)%

Operating expenses	6.1%	8.2%	7.4%	8.2%
Incentive fees	0.1%	0.3%	0.1%	0.3%

Total expenses	6.2%	8.5%	7.5%	8.5%

Total return:
Total return before incentive fees	2.5%	0.6%	(5.4)%	1.5%
Incentive fees	(0.1)%	(0.3)%	(0.1)%	(0.3)%

Total return after incentive fees	2.4%	0.3%	(5.5)%	1.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The customer agreement among the Partnership, the Funds and MS&Co. gives, and the Customer Agreements between the Partnership and CGM and each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$247,400,424	$—	$247,400,424	$—

Net fair value	$247,400,424	$—	$247,400,424	$—

	December 31, 2013	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$381,494,571	$—	$381,494,571	$—

Net fair value	$381,494,571	$—	$381,494,571	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master permits accounts managed by Drury using its Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014 for cash equal to $11,948,245.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

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

On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permits accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner and Kaiser agreed that Kaiser would trade the Partnership’s assets allocated to Kaiser at a level up to 2 times the amount of assets allocated. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2014.

Aspect Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, JEM Master’s and Boronia I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. References herein to “Funds” may also include, as applicable, Drury Master and Kaiser I, LLC. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (prior to its redemption on June 30, 2014) (together the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds and allocated to their limited partners/members including the Partnership. All other fees are charged at the Partnership level.

As of June 30, 2014, the Partnership owned approximately 84.0% of Drury Master (prior to its redemption on June 30, 2014), 74.8% of Willowbridge Master, 62.8% of Aspect Master, 44.5% of Graham Master, 72.2% of KR Master, 74.1% of Altis Master, 70.7% of JEM Master, 52.3% of Boronia I, LLC and 56.5% of Kaiser I, LLC (prior to its redemption on June 30, 2014). At December 31, 2013, the Partnership owned approximately 90.0% of Drury Master, 69.3% of Willowbridge Master, 69.9% of Aspect Master, 41.5% of Graham Master, 71.1% of KR Master, 77.5% of Altis Master, 69.9% of JEM Master, 55.7% of Boronia I, LLC and 54.8% of Kaiser I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Drury Master	$14,272,206	$14,272,206	$—
Willowbridge Master	77,867,555	1,765,021	76,102,534
Aspect Master	64,593,404	5,313	64,588,091
Graham Master	52,654,694	23,354	52,631,340
KR Master	20,025,680	54,131	19,971,549
Altis Master	68,463,142	407,859	68,055,283
JEM Master	39,610,842	1,305,971	38,304,871
Boronia I, LLC	66,590,932	651,581	65,939,351
Kaiser I, LLC	52,039,839	52,039,839	—

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$24,999,558	$345,693	$24,653,865
Willowbridge Master	95,699,725	7,316,065	88,383,660
Aspect Master	102,342,493	31,944	102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
KR Master	44,043,845	1,456,785	42,587,060
Altis Master	93,798,364	1,680,201	92,118,163
JEM Master	44,509,274	32,554	44,476,720
Boronia I, LLC	66,134,764	914,259	65,220,505
Kaiser I, LLC	52,158,601	439,951	51,718,650

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(52,571)	$991,551	$938,980
Willowbridge Master	(103,816)	1,170,549	1,066,733
Aspect Master	(53,633)	4,147,774	4,094,141
Graham Master	(39,026)	4,311,690	4,272,664
KR Master	(37,227)	141,468	104,241
Altis Master	(84,661)	4,570,273	4,485,612
JEM Master	(263,848)	(1,027,953)	(1,291,801)
Boronia I, LLC	(1,279,054)	3,369,580	2,090,526
Kaiser I, LLC	(359,167)	1,473,139	1,113,972

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(213,278)	(1,038,561)	(1,251,839)
Aspect Master	(134,131)	(581,183)	(715,314)
Graham Master	(114,708)	(1,495,600)	(1,610,308)
KR Master	(89,978)	1,098,732	1,008,754
Altis Master	(173,478)	(3,248,773)	(3,422,251)
JEM Master	(547,975)	(3,740,506)	(4,288,481)
Boronia I, LLC	(2,107,035)	4,116,309	2,009,274
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(65,140)	$2,326,520	$2,261,380
Willowbridge Master	(131,517)	10,840,412	10,708,895
Aspect Master	(90,150)	(2,410,204)	(2,500,354)
Graham Master	(67,902)	(3,765,050)	(3,832,952)
KR Master	(86,935)	(2,872,871)	(2,959,806)
Altis Master	(156,647)	4,569,389	4,412,742
Boronia I, LLC	(1,623,230)	6,619,435	4,996,205
Kaiser I, LLC	(1,392,739)	5,502,270	4,109,531

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(132,584)	$8,202,723	$8,070,139
Willowbridge Master	(240,793)	12,917,087	12,676,294
Aspect Master	(160,359)	1,209,002	1,048,643
Graham Master	(140,795)	3,770,508	3,629,713
KR Master	(163,594)	(4,527,593)	(4,691,187)
Altis Master	(299,770)	7,893,467	7,593,697
Boronia I, LLC	(2,408,803)	7,018,033	4,609,230
Kaiser I, LLC	(1,913,887)	6,543,598	4,629,711

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$842,774	$13,541	$31,560	$—	$—	$797,673	Commodity Portfolio	Monthly
Willowbridge Master	20.73%	56,955,542	788,091	59,710	18,641	—	—	709,740	Commodity Portfolio	Monthly
Aspect Master	14.77%	40,592,878	2,715,362	22,319	14,166	—	—	2,678,877	Commodity Portfolio	Monthly
Graham Master	8.53%	23,435,025	1,911,773	13,310	4,793	—	—	1,893,670	Commodity Portfolio	Monthly
KR Master	5.24%	14,409,864	113,774	16,034	16,936	—	—	80,804	Commodity Portfolio	Monthly
Altis Master	18.35%	50,425,375	3,382,073	46,082	19,087	—	—	3,316,904	Commodity Portfolio	Monthly
JEM Master	9.85%	27,065,929	(717,831)	169,623	14,944	—	—	(902,398)	Commodity Portfolio	Monthly
Boronia Trading Company	12.56%	34,515,811	1,765,834	226,336	29,449	157,764	264,946	1,087,339	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	851,128	38,540	25,226	144,149	—	643,213	Commodity Portfolio	Monthly

Total		$247,400,424	$11,652,978	$605,495	$174,802	$301,913	$264,946	$10,305,822

	June 30, 2014		For the six months ended June 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$(1,532,410)	$30,208	$49,587	$—	$—	$(1,612,205)	Commodity Portfolio	Monthly
Willowbridge Master	20.73%	56,955,542	(801,343)	130,200	32,486	—	—	(964,029)	Commodity Portfolio	Monthly
Aspect Master	14.77%	40,592,878	(506,531)	63,139	32,522	—	—	(602,192)	Commodity Portfolio	Monthly
Graham Master	8.53%	23,435,025	(639,212)	28,931	23,924	—	—	(692,067)	Commodity Portfolio	Monthly
KR Master	5.24%	14,409,864	776,753	47,333	32,268	—	—	697,152	Commodity Portfolio	Monthly
Altis Master	18.35%	50,425,375	(2,629,063)	108,615	29,210	—	—	(2,766,888)	Commodity Portfolio	Monthly
JEM Master	9.85%	27,065,929	(2,610,302)	353,558	31,476	—	—	(2,995,336)	Commodity Portfolio	Monthly
Boronia Trading Company	12.56%	34,515,811	2,185,770	484,130	59,515	318,833	266,364	1,056,928	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	(2,966,749)	157,986	49,710	284,057	—	(3,458,502)	Commodity Portfolio	Monthly

Total		$247,400,424	$(8,723,087)	$1,404,100	$340,698	$602,890	$266,364	$(11,337,139)

	December 31, 2013		For the three months ended June 30, 2013
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	6.07%	$22,182,367	$1,745,187	$40,438	$18,473	$—	$—	$1,686,276	Commodity Portfolio	Monthly
Willowbridge Master	17.94%	65,560,846	6,115,095	65,129	17,382	—	—	6,032,584	Commodity Portfolio	Monthly
Aspect Master	19.56%	71,480,734	(1,746,699)	54,303	14,680	—	—	(1,815,682)	Commodity Portfolio	Monthly
Graham Master	6.81%	24,893,949	(1,485,175)	24,244	6,998	—	—	(1,516,417)	Commodity Portfolio	Monthly
KR Master	8.28%	30,264,961	(2,346,609)	67,502	16,806	—	—	(2,430,917)	Commodity Portfolio	Monthly
Altis Master	19.55%	71,413,502	3,490,894	106,667	17,295	—	—	3,366,932	Commodity Portfolio	Monthly
JEM Master	8.51%	31,084,391	—	—	—	—	—		Commodity Portfolio	Monthly
Boronia Trading Company	9.93%	36,282,519	3,639,428	239,763	30,366	162,674	599,539	2,607,086	Commodity Portfolio	Monthly
Kaiser Trading Company	7.76%	28,331,302	3,016,736	71,002	25,975	148,427	554,267	2,217,065	Commodity Portfolio	Monthly

Total		$381,494,571	$12,428,857	$669,048	$147,975	$311,101	$1,153,806	$10,146,927

	December 31, 2013		For the six months ended June 30, 2013
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	6.07%	$22,182,367	$6,646,515	$91,413	$31,981	$—	$—	$6,523,121	Commodity Portfolio	Monthly
Willowbridge Master	17.94%	65,560,846	7,139,210	108,683	30,784	—	—	6,999,743	Commodity Portfolio	Monthly
Aspect Master	19.56%	71,480,734	885,578	99,579	32,056	—	—	753,943	Commodity Portfolio	Monthly
Graham Master	6.81%	24,893,949	2,311,518	54,613	17,909	—	—	2,238,996	Commodity Portfolio	Monthly
KR Master	8.28%	30,264,961	(3,712,765)	132,503	34,125	—	—	(3,879,393)	Commodity Portfolio	Monthly
Altis Master	19.55%	71,413,502	5,993,734	207,605	36,264	—	—	5,749,865	Commodity Portfolio	Monthly
JEM Master	8.51%	31,084,391	—	—	—	—	—	—	Commodity Portfolio	Monthly
Boronia Trading Company	9.93%	36,282,519	3,873,366	483,731	61,808	331,112	599,885	2,396,830	Commodity Portfolio	Monthly
Kaiser Trading Company	7.76%	28,331,302	3,632,442	124,227	52,385	298,857	631,395	2,525,578	Commodity Portfolio	Monthly

Total		$381,494,571	$26,769,598	$1,302,354	$297,312	$629,969	$1,231,280	$23,308,683

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 17.9% to 34.5% of the Funds’ contracts are traded OTC.

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

June 30, 2014

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 24.8% from $365,376,564 to $274,782,889. This decrease was attributable to redemptions of 85,440.4740 Redeemable Units resulting in an outflow of $72,278,468, coupled with the net loss of $20,608,207, which was partially offset by the subscriptions of 2,603.6220 Redeemable Units totaling $2,293,000. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the second quarter of 2014, the Partnership’s net asset value per unit increased 2.4% from $830.90 to $850.69 as compared to an increase of 0.3% in the same period of 2013. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $11,645,184. Gains were primarily attributable to Funds’ trading in currencies, grains, livestock, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2013 of $12,409,651. Gains were primarily attributable to the Funds’ trading in U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, energy, grains, livestock and non-U.S. interest rates.

The most significant gains were achieved within the global interest rates sector during May from long positions in Australian fixed income futures as prices rallied after an austere federal budget weighed down interest rate expectations and consumer confidence in Australia. Additional gains were recorded during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Within the global stock index markets, gains were achieved during May from long positions in U.S., European, and Asian equity index futures as prices advanced as U.S. durable goods orders climbed and investors speculated the U.S. economy was improving following a contraction in the first quarter. Additional gains in this sector were recorded during June from long positions in U.S. equity index futures as prices moved higher as indicators of higher manufacturing output signaled renewed economic strength in the U.S. Within the currency sector, gains were recorded, primarily during June, from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced after a report from the U.K. Office for National Statistics showed British business investment surged during the first quarter of the year. Long positions in the New Zealand dollar versus the U.S. dollar also recorded gains as the value of the Pacific nation’s currency rallied after New Zealand’s central bank increased interest rates during June. Additional gains were experienced in the agricultural markets during June from long positions in cattle futures as prices moved higher as droughts in Texas and California continued to limit U.S. herd levels. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during June from short positions in silver futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand for the relative safety of precious metals. Losses in the metals sector were also experienced during April from short positions in copper and aluminum futures as prices moved higher amid speculation of increased demand for the industrial metals. Within the energy sector, losses were incurred during May from long positions in natural gas futures as prices declined amid speculation moderate spring weather in the U.S. would cut demand from power plants.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit decreased 5.5% from $900.28 to $850.69 as compared to an increase of 1.2% in the same period of 2013. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $8,748,501. Losses were primarily attributable to the Funds’ trading in energy, metals, softs, indices and U.S. interest rates and were partially offset by gains in currencies, grains, livestock and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2013 of $26,700,509. Gains were primarily attributable to Funds’ trading in currencies, U.S. interest rates, metals, softs, and indices and were partially offset by losses in energy, grains, livestock and non U.S. interest rates.

The most significant losses were incurred within the energy markets during March from long positions in crude oil and its related products as prices declined during the first half of the month on reports of higher-than-expected inventory levels in the U.S. Additional losses were incurred during March due to long positions in natural gas futures as prices declined after weather reports indicated warm temperatures would spread throughout large portions of the U.S. Losses in the energy sector during May were recorded from long positions in natural gas futures as prices declined amid speculation moderate spring weather in the U.S. would cut demand from power plants. Within the metals sector, losses were experienced during February from short positions in gold and silver futures as prices rallied after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metals as a store of value. During January, losses in the metals markets were recorded from long positions in copper futures as weakening manufacturing reports from China reduced demand for the industrial metal, thus pushing prices lower. Within the global stock index sector, losses were recorded primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the agricultural markets during January from short positions in wheat futures as prices declined after the release of a report by the U.S. Department of Agriculture indicated wheat stockpiles in the U.S. could reach record levels in 2014. Within the global interest rate markets, gains were recorded during May from long positions in Australian fixed income futures as prices rallied after an austere federal budget weighed down interest rate expectations and consumer confidence in Australia. Additional gains were recorded during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative safety of government debt. Within the currency sector, gains were achieved primarily during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced after positive economic news indicated the British economy’s recovery was gaining pace.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account during each month was earned at a 30-day U.S. Treasury bill yield determined weekly by CGM, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury discount rate, as applicable. MS&Co. credited Boronia I, LLC and Kaiser I, LLC (Prior to its redemption on June 30, 2014) on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC, as applicable, during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Interest income for the three and six months ended June 30, 2014 decreased by $11,412 and $43,675, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees/ongoing selling agent fees for the three and six months ended June 30, 2014 decreased $4,214,015 and $6,228,105, respectively, as compared to the corresponding periods in 2013. The decrease in brokerage fees/ongoing selling agent fees is due to a decrease in average net assets and a reduction in the monthly ongoing selling agent fee rate for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three months ended June 30, 2014 decreased by $63,553, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended June 30, 2014, as compared to the corresponding period in 2013. Clearing fees for the six months ended June 30, 2014 increased by $101,746, as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the six months ended June 30, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased $781,779 and $1,505,738, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is primarily due to a decrease in average net assets for the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2014 resulted in incentive fees of $264,946 and $266,364, respectively. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $1,343,427 and $1,420,902, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2014		March 31, 2014
Drury Capital, Inc.	0%	$—	6%	$18,276,307
Graham Capital Management, L.P.	10%	$23,365,800	7%	$21,752,305
Aspect Capital Limited	16%	$40,467,394	18%	$55,697,136
Willowbridge Associates Inc.	23%	$56,764,620	19%	$60,057,410
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	6%	$14,382,935	5%	$14,457,211
Altis Partners (Jersey) Limited	20%	$50,255,634	17%	$51,910,612
J E Moody & Company LLC.	11%	$26,949,052	9%	$28,209,555
Boronia Capital Pty. Ltd.	14%	$34,422,025	11%	$33,603,095
Kaiser Trading Group Pty. Ltd.	0%	$—	8%	$24,723,897

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in Funds, as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $274,782,889.

	June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,774,239	3.92%
Currencies	10,779,362	3.92%
Indices	7,470,778	2.72%
Interest Rates	6,587,332	2.40%

Total	$35,611,711	12.96%

As of December 31, 2013, the Partnership’s total capitalization was $365,376,564.

	December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$20,771,546	5.69%
Currencies	13,330,914	3.65%
Indices	8,232,208	2.25%
Interest Rates	7,755,077	2.12%

Total	$50,089,745	13.71%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in Funds by market category as of June 30, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2014, Drury Master no longer trades any of the Partnership’s assets. As of December 31, 2013, Drury Master’s total capitalization was $24,653,865. The Partnership owned approximately 90.0% of Drury Master. As of December 31, 2013, Drury Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Drury for trading) was as follows:

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

As of June 30, 2014, Willowbridge Master’s total capitalization was $76,102,534. The Partnership owned approximately 74.8% of Willowbridge Master. As of June 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$515,488	0.68%	$6,674,480	$30,418	$366,907
Indices	408,788	0.54%	1,860,183	90,393	136,263
Interest Rates U.S.	3,740,206	4.91%	6,033,472	1,106,362	3,907,728

Total	$4,664,482	6.13%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Aspect Master’s total capitalization was $64,588,091. The Partnership owned approximately 62.8% of Aspect Master. As of June 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,487,995	6.94%	$7,046,577	$4,216,734	$5,145,270
Energy	669,185	1.04%	1,158,421	399,915	766,234
Grains	411,780	0.64%	419,972	259,053	356,807
Indices	1,820,632	2.82%	2,695,539	1,796,709	2,073,227
Interest Rates U.S.	330,545	0.51%	535,337	81,696	335,330
Interest Rates Non-U.S.	1,826,259	2.83%	1,976,286	1,345,554	1,774,947
Livestock	91,740	0.14%	178,673	89,650	119,488
Metals	621,582	0.96%	1,189,700	534,577	749,828
Softs	212,647	0.33%	391,696	169,885	249,606

Total	$10,472,365	16.21%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Graham Master’s total capitalization was $52,631,340. The Partnership owned approximately 44.5% of Graham Master. As of June 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,192,725	7.97%	$6,396,381	$4,192,725	$5,146,840
Energy	1,072,954	2.04%	1,106,141	161,238	736,723
Grains	367,732	0.70%	594,374	268,571	452,518
Indices	4,267,882	8.11%	4,267,882	2,232,582	3,530,307
Interest Rates U.S.	641,949	1.22%	817,740	401,116	670,342
Interest Rates Non-U.S.	1,542,388	2.93%	1,742,463	1,317,501	1,569,516
Metals	914,573	1.74%	1,483,092	716,778	967,823
Softs	265,707	0.50%	310,127	153,249	248,176

Total	$13,265,910	25.21%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, KR Master’s total capitalization was $19,971,549. The Partnership owned approximately 72.2% of KR Master. As of June 30, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$159,412	0.80%	$159,412	$93,868	$123,324
Grains	115,638	0.58%	255,683	31,050	120,381
Livestock	45,778	0.23%	68,918	12,781	41,946
Metals	476,792	2.39%	1,172,774	476,792	718,576
Softs	37,015	0.18%	369,616	26,015	72,234

Total	$834,635	4.18%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Altis Master’s total capitalization was $68,055,283. The Partnership owned approximately 74.1% of Altis Master. As of June 30, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,141,799	3.15%	$2,141,799	$839,438	$1,499,476
Energy	2,092,426	3.07%	2,231,160	540,013	1,970,184
Grains	319,400	0.47%	1,601,141	319,400	858,341
Indices	3,729,457	5.48%	3,762,643	2,045,721	2,930,003
Interest Rates U.S.	43,327	0.06%	692,115	43,327	247,851
Interest Rates Non -U.S.	511,621	0.75%	1,027,677	159,067	606,441
Livestock	413,820	0.61%	521,033	350,790	413,433
Metals	2,338,654	3.44%	4,304,368	1,913,732	3,027,803
Softs	848,970	1.25%	1,019,500	672,470	922,323

Total	$12,439,474	18.28%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, JEM Master’s total capitalization was $38,304,871. The Partnership owned approximately 70.7% of JEM Master. As of June 30, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,387,437	3.62%	$3,052,946	$1,052,893	$1,327,568
Livestock	352,550	0.92%	754,718	24,750	302,864

Total	$1,739,987	4.54%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Boronia I, LLC’s total capitalization was $65,939,351. The Partnership owned approximately 52.3% of Boronia I, LLC. As of June 30, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$7,882,371	11.95%	$11,301,501	$1,545,741	$4,379,652
Interest Rates	2,011,355	3.05%	4,575,274	1,060,641	2,198,037
Equity	2,598,304	3.94%	5,830,521	1,869,301	3,862,086
Commodity	3,936,795	5.97%	5,949,111	1,782,819	3,521,782

Total	$16,428,825	24.91%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Kaiser I, LLC no longer trades any of the Partnership’s assets. As of December 31, 2013, Kaiser I, LLC’s total capitalization was $51,718,650. The Partnership owned approximately 54.8% of Kaiser I, LLC. As of December 31, 2013, Kaiser I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Kaiser for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended June 30, 2014, there were additional subscriptions of 371.8210 Redeemable Units totaling $310,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	16,689.7700	$833.52	N/A	N/A
May 1, 2014 – May 31, 2014	16,848.1460	$845.13	N/A	N/A
June 1, 2014 – June 30, 2014	15,330.1790	$850.69	N/A	N/A
	48,868.0950	$842.91

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information.

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.00% to an annual rate of 2.00%. As of the same date, the Partnership will begin paying an administrative fee to the General Partner at an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Current Report on Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed herewith)

10.1(a)	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as exhibit 10.1(B) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 to the Annual Report on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment No. 1 to the Management Agreement between the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.10(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 13, 2014