Form 10-Q
period 2014-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2014-11-13
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes _    No  X

As of October 31, 2014, 260,191.0088 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:

Investment in Funds, at fair value	$253,934,451	$381,494,571
Cash	329,652	445,020

Total assets	$254,264,103	$381,939,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$635,659	$1,750,572
Management fees	267,339	410,796
Incentive fees	—	25,100
Other	237,172	236,287
Redemptions payable to General Partner	1,164,136	—
Redemptions payable to Limited Partners	10,634,923	14,140,272

Total liabilities	12,939,229	16,563,027

Partners’ Capital:
General Partner, 2,835.6594 and 5,023.9634 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	2,519,354	4,522,974
Limited Partners, 268,787.6278 and 400,826.0368 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	238,805,520	360,853,590

Total partners’ capital	241,324,874	365,376,564

Total liabilities and partners’ capital	$254,264,103	$381,939,591

Net asset value per unit	$888.45	$900.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$ 61,921,812	25.66%
CMF Aspect Master Fund L.P.	31,965,496	13.25
CMF Graham Capital Master Fund L.P.	27,104,328	11.23
KR Master Fund L.P.	13,471,040	5.58
CMF Altis Partners Master Fund L.P.	43,799,110	18.15
JEM Master Fund L.P.	27,014,856	11.20
Morgan Stanley Smith Barney Boronia I, LLC	48,657,809	20.16

Total investment in Funds, at fair value	$253,934,451	105.23%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$5,544	$13,885	$30,958	$82,974

Total investment income	5,544	13,885	30,958	82,974

Expenses:
Ongoing selling agent fees	1,951,856	5,862,486	8,895,160	19,033,895
Clearing fees allocated from Funds	638,011	728,192	2,042,111	2,030,546
Management fees	1,042,286	1,855,894	3,686,278	6,005,624
Incentive fees	1,108,784	41,227	1,375,148	1,462,129
Other	300,499	219,315	927,859	781,338

Total expenses	5,041,436	8,707,114	16,926,556	29,313,532

Net investment income (loss)	(5,035,892)	(8,693,229)	(16,895,598)	(29,230,558)

Trading results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	8,782,652	(1,864,088)	5,823,846	17,125,060
Change in net unrealized gains (losses) on investment in Funds	6,642,903	(14,841,873)	853,208	(7,130,512)

Total trading results	15,425,555	(16,705,961)	6,677,054	9,994,548

Net income (loss)	10,389,663	(25,399,190)	(10,218,544)	(19,236,010)
Subscriptions — Limited Partners	139,437	2,474,000	2,432,437	7,620,153
Redemptions — Limited Partners	(42,073,076)	(25,066,084)	(114,351,544)	(77,439,549)
Redemptions — General Partner	(1,914,039)	—	(1,914,039)	(701,342)

Net increase (decrease) in Partners’ Capital	(33,458,015)	(47,991,274)	(124,051,690)	(89,756,748)
Partners’ Capital, beginning of period	274,782,889	446,417,064	365,376,564	488,182,538

Partners’ Capital, end of period	$241,324,874	$398,425,790	$241,324,874	$398,425,790

Net asset value per Unit (271,623.2872 and 450,433.7892 units outstanding in September 30, 2014 and 2013, respectively)	$888.45	$884.54	$888.45	$884.54

Net income (loss) per unit	$37.76	$(54.02)	$(11.83)	$(42.87)

Weighted average units outstanding	302,149.4865	469,637.7669	351,507.0553	492,338.7849

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”) and Boronia Capital Pty. Ltd. (“Boronia”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

During the nine months ended September 30, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the third quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. In the second quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Drury Capital Master Fund L.P. (“Drury Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. Graham Master, Aspect Master and Drury Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the third quarter of 2013, Drury Master, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Aspect Master, KR Master Fund L.P. (“KR Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. Dury Master, Willowbridge Master, Aspect Master, KR Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 8, 2013, July 29, 2013, July 15, 2013, August 5, 2013 and July 29, 2013, respectively. JEM Master Fund L.P. (“JEM Master”) entered in a futures brokerage account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013. Morgan Stanley Smith Barney Boronia I, LLC and Morgan Stanley Smith Barney Kaiser I, LLC were and/or continue to be parties to a futures brokerage account agreement with MS&Co. Effective September 24, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to an annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$45.98	$(49.54)	$5.77	$(26.31)
Interest income	0.02	0.03	0.10	0.16
Expenses **	(8.24)	(4.51)	(17.70)	(16.72)

Increase (decrease) for the period	37.76	(54.02)	(11.83)	(42.87)
Net asset value per unit, beginning of period	850.69	938.56	900.28	927.41

Net asset value per unit, end of period	$888.45	$884.54	$888.45	$884.54

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $54.55, $(35.51), $36.18 and $16.47, respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(16.81), $(18.54), $(48.11) and $(59.50), respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Ratios to average net assets:***
Net investment income (loss)	(6.6)%	(8.1)%		(7.6)%	(8.5)%
Incentive fees	0.4%	0.0	%*****	0.5%	0.3%

Net investment income (loss) before incentive fees****	(6.2)%	(8.1)%		(7.1)%	(8.2)%

Operating expenses	6.2%	8.1%		7.1%	8.2%
Incentive fees	0.4%	0.0	%*****	0.5%	0.3%

Total expenses	6.6%	8.1%		7.6%	8.5%

Total return:
Total return before incentive fees	4.9%	(5.8)%		(0.8)%	(4.3)%
Incentive fees	(0.5)%	0.0	%*****	(0.5)%	(0.3)%

Total return after incentive fees	4.4%	(5.8)%		(1.3)%	(4.6)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds which trade these instruments. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$253,934,451	$—	$253,934,451	$—

Net fair value	$253,934,451	$—	$253,934,451	$—

	December 31, 2013	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$381,494,571	$—	$381,494,571	$—

Net fair value	$381,494,571	$—	$381,494,571	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2014.

Aspect Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, KR Master’s, JEM Master’s and Boronia I, LLC’s (collectively, the “Funds”) trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. References herein to “Funds” may also include, as applicable, Drury Master and Kaiser I, LLC. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, certain of the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

As of September 30, 2014, the Partnership owned approximately 52.4% of Willowbridge Master, 56.6% of Aspect Master, 49.8% of Graham Master, 76.6% of KR Master, 70.4% of Altis Master, 71.6% of JEM Master and 52.2% of Boronia I, LLC. LLC. As of December 31, 2013, the Partnership owned approximately 90.0% of Drury Master, 69.3% of Willowbridge Master, 69.9% of Aspect Master, 41.5% of Graham Master, 71.1% of KR Master, 77.5% of Altis Master, 69.9% of JEM Master, 55.7% of Boronia I, LLC and 54.8% of Kaiser I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$118,333,859	$180,327	$118,153,532
Aspect Master	57,012,498	582,943	56,429,555
Graham Master	54,426,497	23,862	54,402,635
KR Master	17,814,376	231,382	17,582,994
Altis Master	62,268,290	32,765	62,235,525
JEM Master	37,771,150	32,535	37,738,615
Boronia I, LLC	95,613,078	2,328,040	93,285,038

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$24,999,558	$345,693	$24,653,865
Willowbridge Master	95,699,725	7,316,065	88,383,660
Aspect Master	102,342,493	31,944	102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
KR Master	44,043,845	1,456,785	42,587,060
Altis Master	93,798,364	1,680,201	92,118,163
JEM Master	44,509,274	32,554	44,476,720
Boronia I, LLC	66,134,764	914,259	65,220,505
Kaiser I, LLC	52,158,601	439,951	51,718,650

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(166,398)	$3,692,929	$3,526,531
Aspect Master	(73,201)	3,932,169	3,858,968
Graham Master	(60,034)	4,158,083	4,098,049
KR Master	(35,293)	339,818	304,525
Altis Master	(91,952)	4,221,875	4,129,923
JEM Master	(225,547)	331,225	105,678
Boronia I, LLC	(3,213,470)	11,747,109	8,533,639

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(379,676)	2,654,368	2,274,692
Aspect Master	(207,332)	3,350,986	3,143,654
Graham Master	(174,742)	2,662,483	2,487,741
KR Master	(125,271)	1,438,550	1,313,279
Altis Master	(265,430)	973,102	707,672
JEM Master	(773,522)	(3,409,281)	(4,182,803)
Boronia I, LLC	(5,320,505)	15,863,418	10,542,913
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(71,154)	$(947,842)	$(1,018,996)
Willowbridge Master	(168,584)	(3,203,058)	(3,371,642)
Aspect Master	(66,230)	(7,692,184)	(7,758,414)
Graham Master	(47,611)	2,254,670	2,207,059
KR Master	(71,980)	(404,809)	(476,789)
Altis Master	(131,613)	(11,456,410)	(11,588,023)
JEM Master	(266,418)	3,946,878	3,680,460
Boronia I, LLC	(811,380)	646,728	(164,652)
Kaiser I, LLC	(454,779)	(613,975)	(1,068,754)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(203,738)	$7,254,881	$7,051,143
Willowbridge Master	(409,377)	9,714,029	9,304,652
Aspect Master	(226,589)	(6,483,182)	(6,709,771)
Graham Master	(188,406)	6,025,178	5,836,772
KR Master	(235,574)	(4,932,402)	(5,167,976)
Altis Master	(431,383)	(3,562,943)	(3,994,326)
JEM Master	(958,201)	4,775,028	3,816,827
Boronia I, LLC	(3,220,183)	7,664,761	4,444,578
Kaiser I, LLC	(2,368,666)	5,929,623	3,560,957

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees allocated from Funds	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	25.66%	61,921,812	$1,666,146	$86,981	$21,799	$—	$—	1,557,366	Commodity Portfolio	Monthly
Aspect Master	13.25%	31,965,496	2,277,625	21,348	23,318	—	—	2,232,959	Commodity Portfolio	Monthly
Graham Master	11.23%	27,104,328	2,009,860	18,773	11,857	—	—	1,979,230	Commodity Portfolio	Monthly
KR Master	5.58%	13,471,040	262,314	10,995	21,312	—	—	230,007	Commodity Portfolio	Monthly
Altis Master	18.15%	43,799,110	2,868,302	42,130	25,320	—	—	2,800,852	Commodity Portfolio	Monthly
JEM Master	11.20%	27,014,856	232,735	138,259	22,792	—	—	71,684	Commodity Portfolio	Monthly
Boronia Trading Company	20.16%	48,657,809	6,114,117	319,525	39,432	211,240	1,108,784	4,435,136	Commodity Portfolio	Monthly

Total		$253,934,451	$15,431,099	$638,011	$165,830	$211,240	$1,108,784	$13,307,234

	September 30, 2014		For the nine months ended September 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees allocated from Funds	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$(1,532,410)	$30,208	$49,587	$—	$—	(1,612,205)	Commodity Portfolio	Monthly
Willowbridge Master	25.66%	61,921,812	864,803	217,181	54,285	—	—	593,337	Commodity Portfolio	Monthly
Aspect Master	13.25%	31,965,496	1,771,094	84,487	55,840	—	—	1,630,767	Commodity Portfolio	Monthly
Graham Master	11.23%	27,104,328	1,370,648	47,704	35,781	—	—	1,287,163	Commodity Portfolio	Monthly
KR Master	5.58%	13,471,040	1,039,067	58,328	53,580	—	—	927,159	Commodity Portfolio	Monthly
Altis Master	18.15%	43,799,110	239,239	150,745	54,530	—	—	33,964	Commodity Portfolio	Monthly
JEM Master	11.20%	27,014,856	(2,377,567)	491,817	54,268	—	—	(2,923,652)	Commodity Portfolio	Monthly
Boronia Trading Company	20.16%	48,657,809	8,299,887	803,655	98,947	530,073	1,375,148	5,492,064	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	(2,966,749)	157,986	49,710	284,057	—	(3,458,502)	Commodity Portfolio	Monthly

Total		$253,934,451	$6,708,012	$2,042,111	$506,528	$814,130	$1,375,148	$1,970,095

	December 31, 2013		For the three months ended September 30, 2013
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees allocated from Funds	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	6.07%	$22,182,367	$(865,630)	$39,052	$28,698	$—	$—	$(933,380)	Commodity Portfolio	Monthly
Willowbridge Master	17.94%	65,560,846	(2,214,783)	105,862	13,490	—	—	(2,334,135)	Commodity Portfolio	Monthly
Aspect Master	19.56%	71,480,734	(5,629,553)	41,753	10,008	—	—	(5,681,314)	Commodity Portfolio	Monthly
Graham Master	6.81%	24,893,949	924,515	14,700	5,673	—	—	904,142	Commodity Portfolio	Monthly
KR Master	8.28%	30,264,961	(305,996)	49,497	17,459	—	—	(372,952)	Commodity Portfolio	Monthly
Altis Master	19.55%	71,413,502	(9,102,286)	97,312	10,534	—	—	(9,210,132)	Commodity Portfolio	Monthly
JEM Master	8.51%	31,084,391	471,816	56,699	3,618	—	—	411,499	Commodity Portfolio	Monthly
Boronia Trading Company	9.93%	36,282,519	364,806	237,366	29,876	191,749	—	(94,185)	Commodity Portfolio	Monthly
Kaiser Trading Company	7.76%	28,331,302	(334,965)	85,951	24,962	142,637	196	(588,711)	Commodity Portfolio	Monthly

Total		$381,494,571	$(16,692,076)	$728,192	$144,318	$334,386	$196	$(17,899,168)

	December 31, 2013		For the nine months ended September 30, 2013
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees allocated from Funds	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	6.07%	$22,182,367	$5,780,885	$130,465	$60,679	$—	$—	$5,589,741	Commodity Portfolio	Monthly
Willowbridge Master	17.94%	65,560,846	4,924,427	214,545	44,274	—	—	4,665,608	Commodity Portfolio	Monthly
Aspect Master	19.56%	71,480,734	(4,743,975)	141,332	42,064	—	—	(4,927,371)	Commodity Portfolio	Monthly
Graham Master	6.81%	24,893,949	3,236,033	69,313	23,582	—	—	3,143,138	Commodity Portfolio	Monthly
KR Master	8.28%	30,264,961	(4,018,761)	182,000	51,584	—	—	(4,252,345)	Commodity Portfolio	Monthly
Altis Master	19.55%	71,413,502	(3,108,552)	304,917	46,798	—	—	(3,460,267)	Commodity Portfolio	Monthly
JEM Master	8.51%	31,084,391	471,816	56,699	3,618	—	—	411,499	Commodity Portfolio	Monthly
Boronia Trading Company	9.93%	36,282,519	4,238,171	721,097	91,683	522,861	599,886	2,302,644	Commodity Portfolio	Monthly
Kaiser Trading Company	7.76%	28,331,302	3,297,478	210,178	77,347	441,494	631,591	1,936,868	Commodity Portfolio	Monthly

Total		$381,494,571	$10,077,522	$2,030,546	$441,629	$964,355	$1,231,477	$5,409,515

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.0% to 35.1% of the Funds’ contracts are traded OTC.

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2014

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 34.0% from $365,376,564 to $241,324,874. This decrease was attributable to redemptions of 134,806.9720 Redeemable Units resulting in an outflow of $114,351,544 and the redemptions of 2,188.3040 General Partner unit equivalents totaling $1,914,039, coupled with the net loss of $10,218,544, which was partially offset by the subscriptions of 2,768.5630 Redeemable Units totaling $2,432,437. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the third quarter of 2014, the Partnership’s net asset value per unit increased 4.4% from $850.69 to $888.45 as compared to an decrease of 5.8% in the same period of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $15,425,555. Gains were primarily attributable to the Funds’ trading in currencies, grains, indices, metals, softs and non-U.S. interest rates and were partially offset by losses in energy, livestock and U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2013 of $16,705,961. Losses were primarily attributable to the Funds’ trading in currencies, energy, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in grains, livestock and indices.

The most significant gains were achieved within the currency sector during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains during September were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced after the U.S. Federal Reserve Bank indicated it was committed to keeping inflation in check. Within the agricultural sector, gains were recorded during September from short positions in wheat and corn futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Additional gains were recorded from short positions in sugar futures as prices moved lower as bumper crops in Thailand and India added to a growing global supply glut. Within the metals markets, gains were experienced during September from short positions in gold and silver futures as prices declined as a strengthening U.S. dollar eroded investor demand for the precious metals. Additional gains were recorded within the global stock index sector during August from long positions in U.S. equity index futures as prices moved higher after Commerce Department reports showed U.S. business investment reached a two year high during the second quarter. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate markets during September from long positions in U.S. Treasury bond and Treasury note futures as prices declined after strong economic indicators in the U.S. increased speculation the Federal Reserve would raise interest rates in 2015. Additional losses in the sector were incurred during July from long positions in U.S. Treasury note and Treasury bond futures as prices declined amid speculation strong economic data in the U.S. would spur the Federal Reserve to increase interest rates sooner than previously predicted. Within the energy sector, losses were experienced during July from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter.

During the Partnership’s nine months ended September 30, 2014, the net asset value per unit decreased 1.3% from $900.28 to $888.45 as compared to a decrease of 4.6% in the same period of 2013. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $6,677,054. Gains were primarily attributable to the Funds’ trading in currencies, grains, livestock, softs and non-U.S. interest rates and were partially offset by losses in energy, indices, metals and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2013 of $9,994,548. Gains were primarily attributable to the Funds’ trading in currencies, U.S. interest rates, metals, softs and indices and were partially offset by losses in energy, grains, livestock and non-U.S. interest rates.

The most significant losses were incurred within the energy markets during July from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter. Losses within the energy sector were also recorded during March from long positions in crude oil and its related products as prices declined during the first half of the month on reports of higher-than-expected inventory levels in the U.S. Within the metals sector, losses were experienced during February from short positions in gold and silver futures as prices rallied after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metals as a store of value. During January, losses in the metals markets were recorded from long positions in copper futures as weakening manufacturing reports from China reduced demand for the industrial metal, thus pushing prices lower. Within the global stock index sector, losses were recorded primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. The Partnership’s losses for the first nine months of the year were offset by gains achieved within the agricultural markets during September from short positions in wheat and corn futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Within the currency sector, gains were experienced primarily during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains during September were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced after the U.S. Federal Reserve Bank indicated it was committed to keeping inflation in check. Within the global interest rate markets, gains were recorded during May from long positions in Australian fixed income futures as prices rallied after an austere federal budget weighed down interest rate expectations and consumer confidence in Australia. Additional gains were recorded during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative safety of government debt.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account during each month was earned at a 30-day U.S. Treasury bill yield determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at a rate equal to the monthly average of the 4-week U.S. Treasury discount rate, as applicable. MS&Co. credited Boronia I, LLC and Kaiser I, LLC (prior to its redemption on June 30, 2014) on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC, as applicable, during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Interest income for the three and nine months ended September 30, 2014 decreased by $8,341 and $52,016, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor CGM/MS&Co. has control.

Brokerage fees/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees/ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $3,910,630 and $10,138,735, respectively, as compared to the corresponding periods in 2013. The decrease in brokerage fees/ongoing selling agent fees is due to a decrease in average net assets and a reduction in the monthly ongoing selling agent fee rate for the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three months ended September 30, 2014 decreased by $90,181, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended September 30, 2014, as compared to the corresponding period in 2013. Clearing fees for the nine months ended September 30, 2014 increased by $11,565, as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased $813,608 and $2,319,346, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is primarily due to a decrease in average net assets for the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2014 resulted in incentive fees of $1,108,784 and $1,375,148, respectively. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $41,227 and $1,462,129, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2014		June 30, 2014
Graham Capital Management, L.P.	10%	$25,018,944	10%	$23,365,800
Aspect Capital Limited	13%	$31,873,055	16%	$40,467,394
Willowbridge Associates Inc.	24%	$58,910,105	23%	$56,764,620
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	6%	$13,446,551	6%	$14,382,935
Altis Partners (Jersey) Limited	15%	$36,654,362	20%	$50,255,634
J E Moody & Company LLC.	11%	$26,897,312	11%	$26,949,052
Boronia Capital Pty. Ltd.	21%	$48,524,545	14%	$34,422,025

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $241,324,874.

	September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$11,327,019	4.69%
Currencies	9,735,004	4.03%
Indices	5,614,375	2.33%
Interest Rates	5,861,455	2.43%

Total	$32,537,853	13.48%

As of December 31, 2013, the Partnership’s total capitalization was $365,376,564.

	December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$20,771,546	5.69%
Currencies	13,330,914	3.65%
Indices	8,232,208	2.25%
Interest Rates	7,755,077	2.12%

Total	$50,089,745	13.71%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in Funds by market category as of September 30, 2014 and December 31, 2013 and the highest and lowest value at any point and the average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2014, Willowbridge Master’s total capitalization was $118,153,532. The Partnership owned approximately 52.4% of Willowbridge Master. As of September 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,184,358	2.70%	$9,184,633	$12,311	$4,789,533
Indices	977,130	0.83%	1,407,351	188,567	382,054
Interest Rates U.S.	1,485,356	1.26%	5,476,741	652,776	2,669,265
Interest Rates Non-U.S.	1,475,288	1.24%	2,138,186	493,906	1,152,574

Total	$7,122,132	6.03%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Aspect Master’s total capitalization was $56,429,555. The Partnership owned approximately 56.6% of Aspect Master. As of September 30, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,046,759	10.72%	$7,644,115	$4,737,366	$6,476,801
Energy	790,218	1.40%	837,980	350,285	666,346
Grains	552,692	0.98%	642,035	436,382	565,431
Indices	1,693,481	3.00%	2,216,211	1,264,990	1,913,941
Interest Rates U.S.	411,428	0.73%	667,766	316,459	481,146
Interest Rates Non-U.S.	1,891,683	3.35%	2,305,929	1,839,006	2,059,839
Livestock	42,570	0.08%	104,940	29,040	49,720
Metals	762,884	1.35%	1,481,972	690,184	955,715
Softs	294,690	0.52%	461,028	236,178	368,822

Total	$12,486,405	22.13%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Graham Master’s total capitalization was $54,402,635. The Partnership owned approximately 49.8% of Graham Master. As of September 30, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,744,162	5.04%	$7,408,178	$2,744,162	$5,053,866
Energy	652,209	1.20%	1,105,550	566,830	770,996
Grains	600,600	1.10%	629,338	394,295	511,354
Indices	2,910,572	5.35%	4,744,422	2,418,463	3,307,095
Interest Rates U.S.	453,250	0.83%	922,384	453,250	666,157
Interest Rates Non-U.S.	1,924,008	3.54%	1,967,682	1,580,655	1,843,330
Metals	1,585,068	2.92%	1,585,068	739,692	1,320,718
Softs	196,350	0.36%	377,728	162,690	246,278

Total	$11,066,219	20.34%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, KR Master’s total capitalization was $17,582,994. The Partnership owned approximately 76.6% of KR Master. As of September 30, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to KR for trading) was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$192,361	1.09%	$277,385	$37,981	$207,719
Grains	10,890	0.06%	284,808	10,890	29,368
Livestock	23,170	0.13%	23,426	2,943	17,133
Metals	237,173	1.35%	970,946	192,940	609,248
Softs	52,140	0.30%	150,784	7,920	31,056

Total	$515,734	2.93%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Altis Master’s total capitalization was $62,235,525. The Partnership owned approximately 70.4% of Altis Master. As of September 30, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,755,409	2.82%	$2,500,488	$676,543	$1,427,505
Energy	907,588	1.46%	2,239,925	588,854	1,169,076
Grains	1,033,244	1.66%	1,466,599	105,669	958,507
Indices	1,485,568	2.39%	3,565,353	1,317,123	2,239,017
Interest Rates U.S.	149,325	0.24%	149,325	33,462	88,918
Interest Rates Non -U.S.	302,191	0.48%	1,060,733	165,073	457,232
Livestock	103,950	0.17%	523,050	80,245	183,077
Metals	3,247,322	5.22%	4,200,668	1,901,967	3,468,803
Softs	673,384	1.08%	1,036,023	615,289	786,593

Total	$9,657,981	15.52%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, JEM Master’s total capitalization was $37,738,615. The Partnership owned approximately 71.6% of JEM Master. As of September 30, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,009,153	2.67%	$2,446,720	$667,464	$1,106,997
Grains	23,568	0.06%	427,570	6,380	137,326
Livestock	209,825	0.56%	726,165	26,950	302,225
Metals	31,680	0.08%	170,368	31,680	30,663
Softs	54,450	0.15%	122,650	4,290	23,998

Total	$1,328,676	3.52%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Boronia I, LLC’s total capitalization was $93,285,038. The Partnership owned approximately 52.2% of Boronia I, LLC. As of September 30, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$3,910,984	4.19%	$10,126,438	$1,650,622	$4,718,959
Interest Rates	2,882,711	3.09%	5,241,190	1,549,743	2,851,747
Equity	3,158,130	3.39%	9,013,937	1,015,853	4,433,761
Commodity	5,530,877	5.93%	6,835,307	2,527,211	4,113,729

Total	$15,482,702	16.60%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 1.     Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2014, there were additional subscriptions of 164.9410 Redeemable Units totaling $139,437. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	24,669.5770	$833.75	N/A	N/A
August 1, 2014 – August 31, 2014	12,726.7220	$854.10	N/A	N/A
September 1, 2014 – September 30, 2014	11,970.1990	$888.45	N/A	N/A
	49,366.4980	$852.26

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information - None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Current Report on Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

10.1(a)	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 to the Annual Report on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment No. 1 to the Management Agreement between the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.10(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.11(c) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1 — Section 1350 Certification (Certification of Director) (filed herewith)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date:	November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 13, 2014