Form 10-K
period 2014-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-03-30
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $270,509,072 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 239,390.9438 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk.

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

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 45 under “Item 8. Financial Statements and Supplementary Data.”

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

During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

During the year ended December 31, 2014, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“JE Moody”), Boronia Capital Pty. Ltd. (“Boronia”), Drury Capital Inc. (“Drury”), Kaiser Trading Company Pty. Ltd. (“Kaiser”) and Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Drury and Kaiser were terminated as advisors to the Partnership as of June 30, 2014. Krom River was terminated as of December 31, 2014. References herein to “Advisors,” may include, as relevant, Capital Fund Management SA (“CFM”) and John W. Henry & Company Inc. (“JWH”). Boronia and Kaiser were added as advisors to the Partnership on January 1, 2013. JE Moody was added as an advisor to the Partnership on August 1, 2013. The Advisors are not affiliated with one another, the General Partner or MS&Co./CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included on page 16 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, including selecting one or more trading advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.

The assets allocated to JWH for trading were invested directly pursuant to JWH’s Global Analytics Program. Effective October 31, 2012, JWH was no longer allocated a portion of the Partnership’s assets.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master permits accounts managed by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the CMF Willowbridge Master Fund L.P. (formerly, CMF Willowbridge Argo Master Fund L.P.) (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level that is up to three times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in the CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open futures and forward contracts with a fair value of $2,777,533. Drury Master permitted accounts managed by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014 for cash equal to $11,948,244.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,020 and a contribution of open futures and forward contracts with a fair value of $1,630,043. CFM Master permitted accounts managed by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in CFM Master on December 31, 2012 for cash equal to $63,591,891.

On June 1, 2006, the assets allocated to Graham for trading were invested in the CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master permits accounts managed by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master permitted commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, systematic trading system that relied on both fundamental and technical factors, to invest together in one trading vehicle. The Partnership fully redeemed its investment in KR Master on December 31, 2014 for cash equal to $8,902,959.

On May 1, 2011, the assets allocated to Altis for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2013, the assets allocated to Boronia for trading were invested in the Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or the “Boronia Trading Company”), a limited liability company organized under the laws of the State of Delaware. The Partnership purchased an interest in Boronia Trading Company with cash equal to $36,000,000. Boronia Trading Company permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Boronia Trading Company. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia Trading Company. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

        On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company” and together with Boronia Trading Company, the “Trading Companies”), a limited liability company organized under the laws of the State of Delaware. The Partnership purchased an interest in Kaiser Trading Company with cash equal to $30,000,000. Kaiser Trading Company permitted accounts managed by Kaiser using the Global Diversified trading program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, KR Master’s, Altis Master’s, JEM Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, certain of the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, CFM Master.

A limited partner/member of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/manager at least three business days in advanced of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level, except for fees payable to Boronia which are charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014) which were charged at the Kaiser Trading Company level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2014, the Partnership owned approximately, 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. At December 31, 2013, the Partnership owned approximately 90.0% of Drury Master, 69.3% of Willowbridge Master, 69.9% of Aspect Master, 41.5% of Graham Master, 71.1% of KR Master, 77.5% of Altis Master, 69.9% of JEM Master, 55.7% of Boronia I, LLC and 54.8% of Kaiser I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Pursuant to the terms of the management agreement (the “Management Agreement”) with each Advisor, the Partnership is obligated to pay each Advisor (except Boronia and Kaiser) a monthly management fee. Aspect, Altis and Willowbridge, will receive a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor. The Partnership paid Drury and will pay Graham a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end Net Assets allocated to the Advisor. Prior to April 1, 2014 the Partnership paid Graham a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership will pay JE Moody a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership paid Krom River a monthly management fee equal to 1/12 of 1% (1% per year) of month-end Net Assets allocated to the Advisor. Prior to October 31, 2013, the Partnership paid Krom River a monthly management fee equal to 1/12 of 2% (2% per year) of month-end Net Assets allocated to the Advisor. Prior to January 1, 2013, the Partnership paid Willowbridge a monthly management fee equal to 1/12 of 2% (2% per year) of month end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, administrative fee and any redemptions or distributions as of the end of such month. Boronia Trading Company will pay Boronia a monthly management fee of 1/12th of 1.5% (1.5% annual rate) of Boronia Trading Company’s net assets as of the first day of each month. Prior to January 1, 2015 Boronia Trading Company paid Boronia a monthly management fee of 1/12 of 1.875% (1.875% annual rate) of Boronia Trading Company’s net assets as of the first day of each month. Kaiser Trading Company paid Kaiser a monthly management fee of 1/12th of 2% (2% annual rate) of Kaiser Trading Company’s net assets as of the first day of each month. Boronia Trading Company will pay the fees of any additional or replacement trading advisors (as applicable). Additional or replacement trading advisors may receive management fees that are greater than (or less than) the foregoing fees. The Partnership will pay, indirectly, its portion of such management fees. The term “net assets” with respect to Boronia Trading Company and Kaiser Trading Company means the total assets of the respective Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest and amortization of original issue discount, and the market value of all open futures, forwards and option and other assets of the respective Trading Company) less all liabilities of Boronia Trading Company and Kaiser Trading Company, respectively, determined in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

In addition, the Partnership is obligated to pay each Advisor (except Boronia and Kaiser) an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calender quarter. Boronia will receive and Kaiser received, an incentive fee, payable quarterly, by Boronia Trading Company and Kaiser Trading Company equal to 20% of the new trading profits earned by Boronia Trading Company and Kaiser Trading Company, respectively. In the event that new trading advisors are allocated assets, a higher or lower incentive fee may be paid. The Partnership will pay, indirectly, its pro rata portion of such incentive fee. To the extent on Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits.

The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “MS&Co. clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Boronia Trading Company and Kaiser Trading Company) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Boronia Trading Company and Kaiser Trading Company on 100% of the average daily equity maintained in cash in each of Boronia Trading Company’s and Kaiser Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Boronia Trading Company and Kaiser Trading Company on or with respect to futures, forward, or option contracts that have not been received. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts (the Funds are also parties to a customer agreement with MS&Co., which gives the Funds the same right). The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Aspect Master, Willowbridge Master and Graham Master have entered, and Drury Master had entered into a foreign exchange brokerage agreement with MS&Co. Under the foreign exchange brokerage agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Aspect Master, Drury Master, Willowbridge Master and Graham Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1/12 of 5.5% (5.5% per year) of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2014 was $253,104,986.

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

An investor’s ability to redeem units is limited and no market exists for the Redeemable Units.

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

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Fund.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2015, was 7,589.

(c)	Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2014, there were additional subscriptions of 2,795.8450 Redeemable Units totaling $2,457,437. For the twelve months ended December 31, 2013, there were additional subscriptions of 10,974.3070 Redeemable Units totaling $10,139,653. For the twelve months ended December 31, 2012, there were additional subscriptions of 29,524.6495 Redeemable Units totaling $30,254,564.

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

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	8,596.6190	$916.35	N/A	N/A
November 1, 2014 — November 30, 2014	7,976.5170	$976.55	N/A	N/A
December 1, 2014 — December 31, 2014	4,500.7980	$1,010.09	N/A	N/A

	21,073.9340	$959.16	N/A	N/A

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage/ongoing selling agent fees and clearing fees of $12,801,359, $27,226,396, $35,048,710, $43,046,041 and $45,910,521, respectively	$32,061,198	$(1,718,662)	$(69,496,312)	$(45,261,439)	$(16,490,363)
Interest income	$36,299	$112,023	$286,872	$203,814	679,811

	$32,097,497	$(1,606,639)	$(69,209,440)	$(45,057,625)	$(15,810,552)

Net income (loss)	$21,749,759	$(12,310,001)	$(81,093,096)	$(61,033,359)	$(31,873,271)

Increase (decrease) in net asset value per unit	$109.81	$(27.13)	$(141.39)	$(96.48)	$(47.43)

Net asset value per unit	$1,010.09	$900.28	$927.41	$1,068.80	$1,165.28

Total assets	$260,301,062	$381,939,591	$505,985,168	$679,248,128	$780,454,962

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Funds may employ futures, swaps, options on futures, and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership/Funds. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2014 were: Graham — K4D-15V Program (“K4D”), Aspect — Diversified Program, Willowbridge — w/Praxis Futures Trading Approach (“Praxis”), Krom River — Commodity Program, Altis — Global Futures Portfolio Program, JE Moody — JEM Commodity Relative Value Program and Boronia — Boronia Diversified Program. As of December 31, 2014 and September 30, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2014		September 30, 2014
Graham Capital Management, L.P.	14%	$35,499,445	10%	$25,018,944
Aspect Management (Cayman) Limited	17%	$44,616,827	13%	$31,873,055
Willowbridge Associates Inc.	24%	$60,661,114	24%	$58,910,105
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	2%	$4,346,634	6%	$13,446,551
Altis Partners (Jersey) Limited	14%	$34,484,127	15%	$36,654,362
JE Moody & Company LLC	8%	$20,984,037	11%	$26,897,312
Boronia Capital Pty. Ltd.	21%	$52,512,802	21%	$48,524,545

No assurance is given that an Advisor’s trading program will be profitable or that it will not experience losses.

Drury Capital, Inc.

Drury traded its Diversified Trend-Following Program on behalf of Drury Master. The Diversified Trend-Following program was systematic and technical. Drury may have exercised judgment regarding liquidity issues. Systematic traders relied primarily on trading programs or models that generated trading signals. The systems utilized to generate trading signals were changed from time to time (although generally infrequently), but the trading instructions generated by the system being used were followed without significant additional analysis or interpretation.

The Diversified Trend-Following Program was built on elements of trend-following and diversification. The program emphasized diversification by trading metals, agricultural products, foreign exchange, stock indices, energy products, financial instruments and tropical products (softs).

The Diversified Trend-Following Program traded 40 portfolio instruments and was generally positioned in 25 of these instruments on average. Positions could have been short as well as long. The Diversified Trend-Following Program had no market or sector bias, as Drury believed that each instrument could have produced long-term profits through the application of independent technical analysis and risk management.

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

The K4D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 65-80 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

Willowbridge Associates Inc.

Willowbridge trades its w/Praxis Futures Trading Approach (“Praxis”) on behalf of Willowbridge Master. Praxis is a proprietary, discretionary trading system.

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

Krom River Trading Program.

Krom River traded its Commodity Program on behalf of KR Master, a systematic trading system that relied on fundamental and technical factors. The Commodity Program traded in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types included long volatility, directional and relative value. The trading instruments had been exchange-listed futures and options, which had been traded on both fundamental and technical basis. Krom River’s Commodity Program did not trade over-the-counter instruments, nor take physical deliveries.

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

Kaiser Trading Group Pty. Ltd.

Kaiser traded its Global Diversified Program, a systematic trading program on behalf of Kaiser Trading Company. Kaiser took trading opportunities by using a systematic, computer based and statistically validated approach built around the trading psychology of the markets.

The system had four major components: R&D environment, money management, risk measurement and trading rules. The details of the system in its entirety are proprietary and confidential. Therefore, the following details are general in nature.

Prior to its termination on June 30, 2014, Kaiser had 23 trading rules in operation. The rules were based on pattern matching and were short term in nature and include both break and contrarian models. These rules were traded over 39 different markets including foreign exchange forward and futures and options on, bonds, global indices, metals, energy and soft commodities. Each trading rule was the same, using the same parameters, regardless of the markets traded.

The trading rules were systematically tested over a comprehensive database using the systems research environment. The criteria that determined whether a trading rule was to be accepted into the system included: profitability, robustness, consistency and diversification. Once a trading rule was accepted into the system it was integrated using the same money management and risk analytic principles and software that had been applied to the preceding trading rules.

Risk measurement was accomplished by calculating pertinent risk measures such as correlation between markets and volatility of markets. These risk measures were then used to automatically scale trading positions or eliminate other positions.

Money management principles and tools were applied in a similar fashion to each rule. Entry levels, stop-loss and stop-gain positions were calculated daily. These were checked and sent to market.

No assurance could have been given that the Advisors’ strategies would be successful or that they would generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

For the period January 1, 2014 through December 31, 2014, the average allocation by commodity market sector for each of the Funds was as follows:

CMF Graham Capital Master Fund L.P.

Currencies	33.0%
Energy	6.1%
Grains	4.0%
Interest Rates Non-U.S.	14.2%
Interest Rates U.S.	5.5%
Metals	9.0%
Softs	2.3%
Stock Indices	25.9%

CMF Willowbridge Master Fund L.P.

Currencies	22.8%
Energy	7.3%
Interest Rates Non-U.S.	12.7%
Interest Rates U.S.	50.2%
Metals	0.3%
Softs	0.3%
Indices	6.4%

CMF Aspect Master Fund L.P.

Currencies	45.5%
Energy	6.9%
Grains	3.7%
Interest Rates Non-U.S.	16.0%
Interest Rates U.S.	3.1%
Livestock	0.8%
Metals	6.3%
Softs	2.6%
Stock Indices	15.1%

KR Master Fund L.P.

Energy	16.2%
Grains	11.0%
Livestock	2.1%
Metals	62.2%
Softs	8.5%

CMF Altis Partners Master Fund L.P.

Currencies	12.1%
Energy	9.9%
Grains	10.9%
Interest Rates Non-U.S.	9.0%
Interest Rates U.S.	3.1%
Livestock	2.9%
Metals	22.8%
Softs	8.3%
Stock Indices	21.0%

JEM Master Fund L.P.

Energy	71.8%
Grains	6.0%
Livestock	15.5%
Metals	2.7%
Softs	4.0%

Morgan Stanley Smith Barney Boronia I, LLC

Currencies	29.5%
Energy	6.5%
Grains	6.8%
Interest Rates Non-U.S.	13.6%
Interest Rates U.S.	5.5%
Livestock	0.5%
Metals	7.2%
Softs	5.2%
Stock Indices	25.2%

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in Funds and (ii) equity in its trading account, consisting of cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invests their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that an Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept physical delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include swaps and certain forward, option and swap contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.8% to 34.6% of the Partnership/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period as MS&Co./CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. and CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, forwards, options and swaps the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any trading day.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 155,880.9060 Redeemable Units were redeemed totaling $134,564,735 as well as 2,188.3040 General Partner unit equivalents totaling $1,914,039. For the year ended December 31, 2013, 130,543.6340 Redeemable Units were redeemed totaling $119,733,605 as well as 973.0000 General Partner unit equivalents redeemed totaling $902,021. For the year ended December 31, 2012, 125,271.8658 Redeemable Units were redeemed totaling $126,039,433 as well as 1,516.5660 General Partner unit equivalents redeemed totaling $1,501,899.

For the year ended December 31, 2014, there were additional subscriptions of 2,795.8450 Redeemable Units totaling $2,457,437. For the year ended December 31, 2013, there were additional subscriptions of 10,974.3070 Redeemable Units totaling $10,139,653. For the year ended December 31, 2012, there were additional subscriptions of 29,524.6495 Redeemable Units totaling $30,254,564.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit increased 12.2% from $900.28 to $1,010.09. For the year ended December 31, 2013, the net asset value per unit decreased 2.9% from $927.41 to $900.28. For the year ended December 31, 2012, the net asset value per unit decreased 13.2% from $1,068.80 to $927.41.

The Partnership experienced a net trading gain of $44,862,557 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributed to the Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in metals and indices. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed on page 44 under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains were achieved within the fixed income sector during October, November, and December from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Additional gains within the sector were experienced during May and August from long positions in European fixed income futures as prices moved higher as investors speculated central banking authorities in Europe and Asia would increase stimulus measures. Within the energy markets, gains were experienced primarily during November and December from short positions in crude oil and its related products as prices moved lower amid rising U.S. oil production and after the OPEC nations failed to cut output in response to the global supply glut. Within the currency sector, gains were experienced primarily during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains during September were recorded from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced after the U.S. Federal Reserve Bank indicated it was committed to keeping inflation in check. Within the agricultural sector, gains were recorded during September from short positions in wheat and corn futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. Additional gains were experienced during February and March from long positions in lean hog futures as prices moved higher. The Partnership’s gains for the year were partially offset by losses incurred within the metals markets during February from short positions in gold and silver futures as prices rallied after geo-political turmoil and concern over the strength of the U.S. economy increased demand for the precious metals as a store of value. During January, losses in the metals markets were recorded from long positions in copper futures as weakening manufacturing reports from China reduced demand for the industrial metal, thus pushing prices lower. Within the global stock index sector, losses were recorded primarily during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were incurred during December from long positions in European equity index futures as stagnant growth in economies across the Eurozone moved prices lower.

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

During the reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account was earned at a rate equal to the monthly average of the 4 week U.S. treasury bill discount rate. MS&Co. credits Boronia I, LLC and credited Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. Interest income for the three and twelve months ended December 31, 2014 decreased by $23,708 and $75,724, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity maintained in the Partnership’s account and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor MS&Co./CGM had control.

Brokerage fees/ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees/ongoing selling agent fees for the three and twelve months ended December 31, 2014 decreased $4,131,787 and $14,270,522, respectively, as compared to the corresponding periods in 2013. The decrease in brokerage fees/ongoing selling agent fees is due to a decrease in average net assets and a reduction to the brokerage/ongoing selling agent fee rate for the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended December 31, 2014 were $639,011. This is a new fee implemented by the Partnership effective October 1, 2014.

Certain clearing fees are based on the number of trades executed by an Advisor for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 decreased by $166,080 and $154,515, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2014 decreased $551,335 and $2,870,681, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to a decrease in average net assets for the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of 2,322,489 and 3,697,637, respectively. Trading performance for the three and twelve months ended December 31, 2013 resulted in incentive fees of $704,943 and $2,167,072. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses including legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2014 and 2013 were $1,020,218 and $778,061, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $265,999 and $162,675, respectively.

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership’s total capitalization was $253,104,986.

	December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,776,711	4.25%
Currencies	10,289,872	4.07%
Indices	4,679,301	1.85%
Interest Rates	6,897,711	2.73%

Total	$32,643,595	12.90%

As of December 31, 2013, the Partnership’s total capitalization was $365,376,564.

	December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$20,771,546	5.69%
Currencies	13,330,914	3.65%
Indices	8,232,208	2.25%
Interest Rates	7,755,077	2.12%

Total	$50,089,745	13.71%

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

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 19.7% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96%	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 57.4% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78%	2,217,050	350,285	1,038,970
Grains	177,860	0.23%	1,084,329	177,860	478,736
Indices	1,694,021	2.16%	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35%	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39%	3,729,772	757,202	2,139,887
Livestock	115,830	0.15%	217,350	29,040	109,643
Metals	641,723	0.82%	1,569,663	534,577	901,895
Softs	453,010	0.58%	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 73.5% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05%	1,183,518	161,238	757,584
Grains	230,806	0.48%	710,585	226,314	447,027
Indices	3,197,084	6.59%	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41%	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73%	2,318,863	695,485	1,720,207
Metals	658,941	1.36%	2,154,978	360,017	1,169,173
Softs	333,883	0.69%	584,007	137,321	266,647

Total	$11,918,070	24.58%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2014, KR Master no longer trades any of the Partnership’s assets. As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 71.1% of KR Master. As of December 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

			December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	$690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*	Annual average of month-end Value at Risk.

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 67.4% of Altis Master. As of December 31, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

			December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55%	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75%	3,309,847	105,669	1,160,262
Indices	853,780	1.66%	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51%	1,592,113	33,462	332,514
Interest Rates Non -U.S.	1,659,921	3.23%	2,147,638	159,067	874,705
Livestock	129,685	0.25%	636,728	80,245	332,206
Metals	1,952,797	3.80%	4,399,127	992,841	2,878,470
Softs	762,762	1.49%	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2014, JEM Master’s total capitalization was $29,876,004. The Partnership owned approximately 70.6% of JEM Master. As of December 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,038,399	3.48%	$4,200,379	$638,660	$1,707,162
Grains	67,100	0.22%	631,126	6,008	120,137
Livestock	821,645	2.75%	1,089,315	24,750	336,630
Softs	119,955	0.40%	267,465	4,290	65,936

Total	$2,047,099	6.85%

*	Annual average of month-end Value at Risk.

As of December 31, 2013, JEM Master’s total capitalization was $44,476,720. The Partnership owned approximately 69.9% of JEM Master. As of December 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,546,563	3.48%	$3,347,583	$1,298,733	$1,815,100
Grains	275,940	0.62%	606,150	196,290	397,605
Livestock	588,634	1.32%	1,130,423	304,526	788,235
Softs	109,560	0.25%	206,085	11,495	154,107

Total	$2,520,697	5.67%

*	Annual average of month-end Value at Risk.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 50.5% of Boronia I, LLC. As of December 31, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			December 31, 2014
	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rates	2,965,947	2.84%	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77%	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92%	6,835,307	1,782,819	3,476,070

	$15,938,394	15.28%

*	Annual average of month end Value at Risk

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014 by market sector.

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2014 the Partnership’s/Funds’ primary exposures were in the Chicago Mercantile Exchange (CME) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2014.

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

As part of the General Partner’s risk management, the General Partner periodically meets with each Advisor to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Condensed Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Tactical Diversified Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Tactical Diversified Futures Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

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

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Tactical Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (Note 5)	$251,089,677	$381,494,571
Redemptions receivable from Funds	8,902,959	—
Equity in trading account:
Cash (Note 3c)	308,426	445,020

Total assets	$260,301,062	$381,939,591

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$433,835	$1,750,572
Management fees (Note 3b)	271,280	410,796
Incentive fees	1,468,835	25,100
Administrative fees (Note 3a)	216,340	—
Professional fees	119,052	153,149
Other	140,523	83,138
Redemptions payable (Note 6)	4,546,211	14,140,272

Total liabilities	7,196,076	16,563,027

Partners’ Capital (Notes 1 and 6):
General Partner, 2,835.6594 and 5,023.9634 unit equivalents outstanding at December 31, 2014 and 2013, respectively	2,864,272	4,522,974
Limited Partners, 247,740.9758 and 400,826.0368 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	250,240,714	360,853,590

Total partners’ capital	253,104,986	365,376,564

Total liabilities and partners’ capital	$260,301,062	$381,939,591

Net asset value per unit	$1,010.09	$900.28

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$62,129,797	24.55%
CMF Aspect Master Fund L.P.	44,990,232	17.77
CMF Graham Capital Master Fund L.P.	35,625,655	14.07
CMF Altis Partners Master Fund L.P.	34,598,755	13.67
JEM Master Fund L.P.	21,079,026	8.33
Morgan Stanley Smith Barney Boronia I, LLC	52,666,212	20.81

Total investment in Funds, at fair value	$251,089,677	99.20%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment income:
Interest income (Note 3c)	$—	$—	$10,002
Interest income from investment in Funds (Note 3c)	36,299	112,023	276,870

Total investment Income	36,299	112,023	286,872

Expenses:
Ongoing selling agent fees (Note 3c)	10,176,335	24,446,857	33,003,232
Clearing fees (Note 3c)	2,625,024	2,779,539	2,045,478
Administrative fees	639,011	—	—
Management fees (Note 3b)	4,724,873	7,595,554	10,916,928
Incentive fees (Note 3b)	3,697,637	2,167,072	—
Professional fees	1,020,218	778,061	703,214
Other	265,999	162,675	263,514

Total expenses	23,149,097	37,929,758	46,932,366

Net investment income (loss)	(23,112,798)	(37,817,735)	(46,645,494)

Trading results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	—	—	(5,354,984)
Net realized gains (losses) on investment in Funds	42,270,714	17,025,029	(9,818,685)
Change in net unrealized gains (losses) on open contracts	—	—	(1,191,752)
Change in net unrealized gains (losses) on investment in Funds	2,591,843	8,482,705	(18,082,181)

Total trading results	44,862,557	25,507,734	(34,447,602)

Net income (loss)	$21,749,759	$(12,310,001)	$(81,093,096)

Net income (loss) per unit (Note 7)*	$109.81	$(27.13)	$(141.39)

Weighted average units outstanding	329,443.1807	478,297.7823	587,365.8795

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2011	$658,531,942	$8,030,460	$666,562,402
Net income (loss)	(80,126,179)	(966,917)	(81,093,096)
Subscriptions of 29,524.6495 Redeemable Units	30,254,564	—	30,254,564
Redemptions of 125,271.8658 Redeemable Units	(126,039,433)	—	(126,039,433)
Redemptions of 1,516.5660 General Partner unit equivalent	—	(1,501,899)	(1,501,899)

Partners’ Capital at December 31, 2012	482,620,894	5,561,644	488,182,538
Net income (loss)	(12,173,352)	(136,649)	(12,310,001)
Subscriptions of 10,974.3070 Redeemable Units	10,139,653	—	10,139,653
Redemptions of 130,543.6340 Redeemable Units	(119,733,605)	—	(119,733,605)
Redemptions of 973.0000 General Partner unit equivalent	—	(902,021)	(902,021)

Partners’ Capital at December 31, 2013	360,853,590	4,522,974	365,376,564
Net income (loss)	21,494,422	255,337	21,749,759
Subscriptions of 2,795.8450 Redeemable Units	2,457,437	—	2,457,437
Redemptions of 155,880.9060 Redeemable Units	(134,564,735)	—	(134,564,735)
Redemptions of 2,188.3040 General Partner unit equivalent	—	(1,914,039)	(1,914,039)

Partners’ Capital at December 31, 2014	$250,240,714	$2,864,272	$253,104,986

Net asset value per unit:

2012:	$927.41

2013:	$900.28

2014:	$1,010.09

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

1.    Partnership Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) are volatile and involve a high degree of market risk.

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

During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”) a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

December 31, 2014

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

Partnership’s and the Funds’ Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls in its entirety shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

December 31, 2014 and 2013, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$251,089,677	$—	$251,089,677	$—

Net fair value	$251,089,677	$—	$251,089,677	$—

	December 31, 2013	Quoted Prices in Active markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in funds	$381,494,571	$—	$381,494,571	$—

Net fair value	$381,494,571	$—	$381,494,571	$—

d.	Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

j.

Investment Company Status.    Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership had been deemed to be an investment company since inception.

k.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 9 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee in return for its services equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with Drury Capital, Inc. (“Drury”), Graham Capital Management, L.P. (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“JE Moody”), Boronia Capital Pty. Ltd. (“Boronia”) and Kaiser Trading Group Pty. Ltd. (“Kaiser”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor, with the exception of Krom River. The General Partner, on behalf of the Partnership, had also entered into a Management Agreement with Capital Fund Management (“CFM”) and John W. Henry & Company Inc. (“JWH”), both registered commodity trading Advisors. References herein to the Advisor may also include, as relevant, reference to CFM and JWH. JWH, CFM, Drury, Krom River and Kaiser were terminated as commodity trading advisors for the Partnership as of October 31, 2012, December 31, 2012, June 30, 2014, December 31, 2014 and June 30, 2014, respectively. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The Partnership paid Drury and will pay Graham a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end Net Assets allocated to the Advisor. Prior to December 31, 2012 and April 1, 2014, respectively, the Partnership paid CFM and Graham a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership will pay JE Moody a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership will

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

pay Aspect, Altis and Willowbridge a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisor. The Partnership paid Krom River a monthly management fee equal to 1/12 of 1% (1% per year), of month-end Net Assets allocated to the Advisor. Prior to January 1, 2013, Willowbridge received a monthly management fee equal to 2% per year. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2% per year. During the reporting period and prior periods included in this report, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. During the reporting period and prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership will pay Boronia and Kaiser indirectly, the Partnership’s pro rata portion of the management fee of the Boronia Trading Company and Kaiser Trading Company (together with the Boronia Trading Company, the “Trading Companies,”) respectively (as both are defined in Note 5). The Partnership paid Kaiser, indirectly, its pro rata portion of the management of the Kaiser Trading Company (as defined in Note 5). Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

c.	Customer Agreements/Selling Agent Agreement:

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. MS&Co. has agreed to pay the Trading Companies on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that have not been received. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees allocated from Funds were previously combined and presented as brokerage fees, including clearing fees.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. In the second quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Drury Capital Master Fund L.P. (“Drury Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. Graham Master, Aspect Master and Drury Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the first quarter of 2014, Willowbridge Master also entered into a foreign exchange brokerage account agreement with MS&Co. During the third quarter of 2013, Drury Master, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Aspect Master, KR Master Fund L.P. (“KR Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. Dury Master, Willowbridge Master, Aspect Master, KR Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 8, 2013, July 29, 2013, July 15, 2013, August 5, 2013 and July 29, 2013, respectively. JEM Master Fund L.P. entered in a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013. Morgan Stanley Smith Barney Boronia I, LLC and Morgan Stanley Smith Barney Kaiser I, LLC continue to be parties to a futures brokerage account agreement with MS&Co.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2012.

Sector	December 31, 2012 Gain (loss) from trading
Currencies	$(1,032,243)
Energy	(703,939)
Grains	239,276
Indices	(480,126)
Interest Rates U.S.	(591,509)
Interest Rates Non-U.S.	69,216
Metals	(2,987,169)
Softs	(1,060,242)

Total	$(6,546,736)**

**	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.    Investment in Funds:

The assets allocated to JWH for trading were invested directly pursuant to JWH’s Global Analytics Program. Effective October 31, 2012, JWH will no longer be allocated a portion of the Partnership’s assets.

On March 1, 2005, the assets allocated to Aspect for trading were invested in the Aspect Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master permits accounts managed by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in the Willowbridge Master (formerly CMF Willowbridge Argo Master Fund L.P.), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in the Drury Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master permitted accounts managed by Drury using the Diversified Trend-Following Program, a proprietary, systematic

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014 for cash equal to $11,948,244.

On August 1, 2005, the assets allocated to CFM for trading were invested in the CMF Capital Fund Management Master Fund L.P. (“CFM Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 159,434.0631 units of CFM Master with cash equal to $157,804,020 and a contribution of open commodity futures and forward contracts with a fair value of $1,630,043. CFM Master permitted accounts managed by CFM using the Discus Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in CFM Master on December 31, 2012 for cash equal to $63,591,891.

On June 1, 2006, the assets allocated to Graham for trading were invested in the Graham Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master permits accounts managed by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master permitted commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary system which was traded on both a fundamental and technical basis, to invest together in one trading vehicle. The Partnership fully redeemed its investment in the KR Master on December 31, 2014 for cash equal to $8,902,959.

On May 1, 2011, the assets allocated to Altis for trading were invested in the Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

On January 1, 2013, the assets allocated to Kaiser for trading were invested in the Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or the “Kaiser Trading Company” and together with the Boronia Trading Company, the “Trading Companies”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permitted accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

Aspect Master’s, Drury Master’s, Willowbridge Master’s, Graham Master’s, KR Master’s, Altis Master’s, JEM Master’s, Boronia I, LLC’s and Kaiser I, LLC’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, certain of the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to CFM Master.

A limited partner/member may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level, except for fees payable to Boronia which are charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014) which were charged at the Kaiser Trading Company level.

At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. At December 31, 2013, the Partnership owned approximately 90.0% of Drury Master, 69.3% of Willowbridge Master, 69.9% of Aspect Master, 41.5% of Graham Master, 71.1% of KR Master, 77.5% of Altis Master, 69.9% of JEM Master, 55.7% of Boronia I, LLC and 54.8% of Kaiser I, LLC. It is the

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$332,179,217	$16,638,854	$315,540,363
Aspect Master	78,421,434	50,766	78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
KR Master	12,415,386	12,415,386	—
Altis Master	51,413,912	51,279	51,362,633
JEM Master	29,918,670	42,666	29,876,004
Boronia I, LLC	106,126,940	1,864,006	104,262,934

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Drury Master	$24,999,558	$345,693	$24,653,865
Willowbridge Master	95,699,725	7,316,065	88,383,660
Aspect Master	102,342,493	31,944	102,310,549
Graham Master	59,948,792	2,996,936	56,951,856
KR Master	44,043,845	1,456,785	42,587,060
Altis Master	93,798,364	1,680,201	92,118,163
JEM Master	44,509,274	32,554	44,476,720
Boronia I, LLC	66,134,764	914,259	65,220,505
Kaiser I, LLC	52,158,601	439,951	51,718,650

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the Year Ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(688,357)	46,239,150	45,550,793
Aspect Master	(296,488)	19,798,779	19,502,291
Graham Master	(242,965)	16,201,289	15,958,324
KR Master	(159,030)	893,723	734,693
Altis Master	(359,914)	5,510,697	5,150,783
JEM Master	(1,002,655)	(1,233,774)	(2,236,429)
Boronia I, LLC	(8,018,719)	25,120,740	17,102,021
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

	For the Year Ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(255,944)	$9,503,588	$9,247,644
Willowbridge Master	(515,632)	9,268,963	8,753,331
Aspect Master	(299,271)	(1,788,510)	(2,087,781)
Graham Master	(246,808)	12,107,895	11,861,087
KR Master	(281,565)	(5,175,049)	(5,456,614)
Altis Master	(529,431)	(507,226)	(1,036,657)
JEM Master	(1,212,224)	5,953,699	4,741,475
Boronia I, LLC	(4,788,128)	13,435,323	8,647,195
Kaiser I, LLC	(3,125,246)	9,088,538	5,963,292

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	% of Partnership’s	Fair	Income	Expenses		Management	Incentive	Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	Fee	Fee	(Loss)	Objective	Permitted
For the year ended December 31, 2014
Drury Master	0.00%	$—	$(1,532,410)	$30,208	$49,587	$—	$—	$(1,612,205)	Commodity	Monthly
									Portfolio
Willowbridge Master	24.55%	62,129,797	13,565,103	298,476	64,050	—	—	13,202,577	Commodity	Monthly
									Portfolio
Aspect Master	17.77%	44,990,232	11,266,656	108,668	83,999	—	—	11,073,989	Commodity	Monthly
									Portfolio
Graham Master	14.07%	35,625,655	8,260,756	66,382	52,688	—	—	8,141,686	Commodity	Monthly
									Portfolio
KR Master	—%	—	632,424	66,420	75,744	—	—	490,260	Commodity	Monthly
									Portfolio
Altis Master	13.67%	34,598,755	3,357,993	190,568	81,196	—	—	3,086,229	Commodity	Monthly
									Portfolio
JEM Master	8.33%	21,079,026	(806,742)	631,720	81,982	—	—	(1,520,444)	Commodity	Monthly
									Portfolio
Boronia I, LLC	20.81%	52,666,212	13,121,825	1,074,596	143,421	768,327	3,697,637	7,437,844	Commodity	Monthly
									Portfolio
Kaiser I, LLC	—%	—	(2,966,749)	157,986	49,710	284,057	—	(3,458,502)	Commodity	Monthly
									Portfolio

Total		$251,089,677	$44,898,856	$2,625,024	$682,377	$1,052,384	$3,697,637	$36,841,434

	% of Partnership’s	Fair	Income	Expenses		Management	Incentive	Net Income	Investment	Redemptions
Funds	Net Assets	Value	(Loss)	Clearing Fees	Other	Fee	Fee	(Loss)	Objective	Permitted
For the year ended December 31, 2013
Drury Master	6.07%	$22,182,367	$7,856,152	$155,587	$85,702	$—	$—	$7,614,863	Commodity	Monthly
									Portfolio
Willowbridge Master	17.94%	65,560,846	4,621,657	291,532	46,791	—	—	4,283,334	Commodity	Monthly
									Portfolio
Aspect Master	19.56%	71,480,734	(1,383,320)	187,935	53,345	—	—	(1,624,600)	Commodity	Monthly
									Portfolio
Graham Master	6.81%	24,893,949	5,794,086	85,703	33,693	—	—	5,674,690	Commodity	Monthly
									Portfolio
KR Master	8.28%	30,264,961	(4,187,684)	209,707	68,454	—	—	(4,465,845)	Commodity	Monthly
									Portfolio
Altis Master	19.55%	71,413,502	(710,775)	377,663	57,408	—	—	(1,145,846)	Commodity	Monthly
									Portfolio
JEM Master	8.51%	31,084,391	1,131,410	206,775	26,251	—	—	898,384	Commodity	Monthly
									Portfolio
Boronia I, LLC	9.93%	36,282,519	7,457,944	981,138	121,519	682,692	1,135,463	4,537,132	Commodity	Monthly
									Portfolio
Kaiser I, LLC	7.76%	28,331,302	5,040,287	283,499	101,681	580,551	816,887	3,257,669	Commodity	Monthly
									Portfolio

Total		$381,494,571	$25,619,757	$2,779,539	$594,844	$1,263,243	$1,952,350	$19,029,781

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

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

7.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$144.02	$(5.01)	$(121.69)
Interest income	0.12	0.23	0.50
Expenses**	(34.33)	(22.35)	(20.20)

Increase (decrease) for the year	109.81	(27.13)	(141.39)
Net asset value per unit, beginning of year	900.28	927.41	1,068.80

Net asset value per unit, end of year	$1,010.09	$900.28	$927.41

*	Includes ongoing selling agent fees and clearing fee. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated for the years ended December 31, 2014, 2013, and 2012 were $181.53, $51.89, and $(62.16), respectively.

**	Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013, and 2012 were $(71.84), $(79.25), and $(79.73), respectively.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(8.2)%	(8.7)%	(7.9)%
Incentive fees	1.3%	0.5%	—%

Net investment income (loss) before incentive fees***	(6.9)%	(8.2)%	(7.9)%

Operating expenses	6.9%	8.2%	7.9%
Incentive fees	1.3%	0.5%	—%

Total expenses	8.2%	8.7%	7.9%

Total return:
Total return before incentive fees	13.5%	(2.4)%	(13.2)%
Incentive fees	(1.3)%	(0.5)%	—%

Total return after incentive fees	12.2%	(2.9)%	(13.2)%

***	Interest income less total expenses.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.8% to 34.6% of the Fund’s contracts are traded over the counter.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co./CGM the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2014

expose the Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner/managing member monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market, risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

9. Subsequent Events:

Effective January 1, 2015, the monthly management fee paid to Boronia was reduced to  1/12 of 1.5% (1.5% per year).

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$36,326,756	$12,841,232	$8,793,515	$(25,864,006)
Net income (loss)	$31,968,303	$10,389,663	$6,976,722	$(27,584,929)
Increase (decrease) in net asset value per unit	$121.64	$37.76	$19.79	$(69.38)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees including interest income	$9,380,280	$(23,282,754)	$5,291,826	$7,004,009
Net income (loss)	$6,926,009	$(25,399,190)	$1,612,327	$4,550,853
Increase (decrease) in net asset value per unit	$15.74	$(54.02)	$2.59	$8.56

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. During the fourth quarter of 2014, as compensation for its services, the Partnership began paying the General Partner administrative fees, as described under “Item 1. Business.” During the fourth quarter of 2014, the General Partner earned $639,011 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $10,176,335 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, MS&Co. earned $2,625,024 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisors earned $4,724,873 in management fees and $3,697,637 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	2,835.6594	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$302,600
2013	$386,600

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

2014	$41,840
2013	$54,280

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2) Exhibits:

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the current report to Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 24, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(e) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

10.1(a)	Amended and Restated Customer Agreement among the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co. (filed as Exhibit 10.1(b) to the Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (file as Exhibit 10.2 to the Form 10-K filed on March 27, 2013).

(a)	Fifth Amendment to the Escrow Agreement among the Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Form 10-K filed on March 27, 2013).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed herewith).

(b)	Amendment No. 1 to the Management Agreement between the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed herewith).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

10.8	Management Agreement among the Partnership, the General Partner and Aspect for 2010 (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed herewith).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed herewith).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed herewith).

(b)	Amendment to the Management Agreement dated October 1, 2013, by and among the Partnership, the General Partner and Krom River (filed as exhibit 10.1 to the current report on From 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management (filed as Exhibit 10.11(b) to the Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.11(c) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and JE Moody (filed as Exhibit 10.1 to the Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.14	Management Agreement among the Boronia Trading Company, the General Partner and Boronia (formerly Grinham Managed Funds Pty. Ltd.) (filed herewith as exhibit 10.14).

(a)	Amendment to the Management Agreement dated January 1, 2013, by and among the Boronia Trading Company, the General Partner and Boronia (filed herewith as exhibit 10.14(a)).

(b)	Amendment to the Management Agreement dated January 1, 2015, by and among the Boronia Trading Company, the General Partner and Boronia (filed herewith as exhibit 10.14(b)).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Willowbridge Master Fund L.P.

99.3	Financial Statements of CMF Drury Capital Master Fund L.P.

99.4	Financial Statements of CMF Graham Capital Master Fund L.P.

99.5	Financial Statements of CMF Altis Partners Master Fund L.P.

99.6	Financial Statements of KR Master Fund L.P.

99.7	Financial Statements of JEM Master Fund L.P.

99.8	Financial Statements of Morgan Stanley Smith Barney Boronia I, LLC.

99.9	Financial Statements of Morgan Stanley Smith Barney Kaiser I, LLC.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference:

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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
President and Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2015	Date: March 30, 2015
Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.