Form 10-Q
period 2015-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-05-13
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes _    No  X

As of April 30, 2015, 233,376.4008 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:

Investment in Funds(1), at fair value	$259,397,482	$251,089,677
Redemptions receivable from Funds	—	8,902,959
Equity in trading account:
Cash	439,004	308,426

Total assets	$259,836,486	$260,301,062

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$433,061	$433,835
Management fees	259,111	271,280
Incentive fees	1,694,935	1,468,835
Administrative fees	215,856	216,340
Other	376,700	259,575
Redemptions payable to General Partner	253,906	4,546,211
Redemptions payable to Limited Partners	3,776,781	—

Total liabilities	7,010,350	7,196,076

Partners’ Capital:
General Partner, 2,477.6854 and 2,835.6594 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	2,628,622	2,864,272
Limited Partners, 235,831.0328 and 247,740.9758 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	250,197,514	250,240,714

Total partners’ capital	252,826,136	253,104,986

Total liabilities and partners’ capital	$259,836,486	$260,301,062

Net asset value per unit	$1,060.92	$1,010.09

(1)	Defined in Note 1

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

March 31, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$ 66,558,748	26.33%
CMF Aspect Master Fund L.P.	46,712,650	18.48
CMF Graham Capital Master Fund L.P.	37,524,566	14.84
CMF Altis Partners Master Fund L.P.	30,882,054	12.21
JEM Master Fund L.P.	14,717,631	5.82
Morgan Stanley Smith Barney Boronia I, LLC	63,001,833	24.92

Total investment in Funds, at fair value	$259,397,482	102.60%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment income:
Interest income allocated from Funds	$3,476	$17,620

Total investment income	3,476	17,620

Expenses:
Ongoing selling agent fees	1,314,009	4,689,336
Expenses allocated from Funds	713,467	964,501
Administrative fees	655,064	—
Management fees**	1,027,506	1,405,967
Incentive fees**	2,150,795	1,418
Other	186,139	147,642

Total expenses	6,046,980	7,208,864

Net investment income (loss)	(6,043,504)	(7,191,244)

Trading results:
Net gains (losses) on trading of commodity interests and investments in Funds:
Net realized gains (losses) on investment in Funds	23,471,971	(14,016,542)
Change in net unrealized gains (losses) on investment allocated from Funds	(4,785,251)	(6,377,143)

Total trading results allocated from funds	18,686,720	(20,393,685)

Net income (loss)	12,643,216	(27,584,929)
Subscriptions — Limited Partners	83,786	1,983,000
Redemptions — Limited Partners	(12,626,946)	(31,087,107)
Redemptions — General Partner	(378,906)	—

Net increase (decrease) in Partners’ Capital	(278,850)	(56,689,036)
Partners’ Capital, beginning of period	253,104,986	365,376,564

Partners’ Capital, end of period	$252,826,136	$308,687,528

Net asset value per Unit (238,308.7182 and 371,509.4222 units outstanding in March 31, 2015 and 2014, respectively)	$1,060.92	$830.90

Net income (loss) per unit*	$50.83	$(69.38)

Weighted average units outstanding	246,771.4699	397,312.9405

*	Represents the change in net asset value per unit during the period.
**	Includes management and incentive fees allocated from Boronia Trading Company.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.    Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills.

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

As of March 31, 2015, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”) and Boronia Capital Pty. Ltd. (“Boronia”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) was terminated as an advisor to the Partnership as of December 31, 2014. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of March 31, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

        CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Altis Partners Master Fund L.P. (“Altis Master”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), and JEM Master Fund L.P. (“JEM Master”) entered in a futures brokerage account agreement with MS&Co. Graham Master, Aspect Master, Willowbridge Master, Altis Master, Boronia I, LLC, and JEM Master are collectively referred to as the “Funds”. References to Funds also include, as applicable, Drury Master, KR Master and Kaiser I, LLC. Prior to their liquidation, CMF Drury Capital Master Fund L.P. (“Drury Master”), KR Master Fund L.P. (“KR Master”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company”) entered into a futures brokerage account agreement with MS&Co. Graham Master and Aspect Master have entered into a foreign exchange prime brokerage agreement with MS&Co. Prior to its liquidation, Drury Master also entered into a foreign exchange prime brokerage agreement. The Partnership also entered into a futures brokerage with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership also entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a selling agent fee equal to (2.0% per year) of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3.0%.

Effective April 1, 2014, the management fee paid to Graham was reduced from 2.0% per year to 1.75% per year.

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying an administrative fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to current period presentation. The clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses and Changes in Partners’ Capital, are now disclosed in aggregate as expenses allocated from Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Funds at fair value based on the Funds’ net asset value per unit as calculated by the Funds. The valuation of the Funds’ investments including the classification within the fair value hierarchy of the investments held by the Partnership are described in Note 5.

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

Investment Company Status: The Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more- likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights”.

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31 ,
	2015	2014
Net realized and unrealized gains (losses)	$75.27	$(51.31)
Interest income	—	0.05
Expenses	(24.44)	(18.12)

Increase (decrease) for the period	50.83	(69.38)
Net asset value per unit, beginning of period	1,010.09	900.28

Net asset value per unit, end of period	$1,060.92	$830.90

In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(6.2)%	(8.6)%

Operating expenses	6.2%	8.6%
Incentive fees	0.8%	—%

Total expenses	7.0%	8.6%

Total return:
Total return before incentive fees	5.8%	(7.7)%
Incentive fees	(0.8)%	—%

Total return after incentive fees	5.0%	(7.7)%

*	Annualized (other than incentive fees).

**	Interest income less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, the Funds and MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes.

Ongoing selling agent fees are paid to Morgan Stanley Wealth Management and calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) paid to MS&Co. are borne by the Funds and allocated to the limited partners, including the Partnership.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.    Fair Value Measurements:

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Investment in Funds	$259,397,482	$—	$259,397,482	$—

Net fair value	$259,397,482	$—	$259,397,482	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Investment in Funds	$251,089,677	$—	$251,089,677	$—

Net fair value	$251,089,677	$—	$251,089,677	$—

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6.    Investment in Funds:

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master permits accounts managed by Aspect using its Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in Drury Master, a limited partnership organized under the partnership laws of the State of New York. References herein to “Funds” may also include, as applicable, DruryMaster. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master permits accounts managed by Drury using its Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014 for cash equal to $11,948,244.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

On June 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master permits accounts managed by Graham using its K4D-15V Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master permits accounts managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary system which will be traded both on a fundamental and technical basis, to invest together in one trading vehicle. The General Partner and Krom River agreed that Krom River would trade the Partnership’s assets allocated to Krom River at a level up to 1.5 times the amount of assets allocated. The Partnership fully redeemed its investment in the KR Master on December 31, 2014 for cash equal to $8,902,959.

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits accounts managed by Altis using its Global Futures Portfolio trading system, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2013, the assets allocated to Boronia for trading were invested in Boronia I, LLC or the Boronia Trading Company, a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Kaiser I, LLC or the Kaiser Trading Company, a limited liability company organized under the partnership laws of the State of Delaware. References herein to “Funds” may also include, as applicable Kaiser I, LLC. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permits accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner and Kaiser agreed that Kaiser would trade the Partnership’s assets allocated to Kaiser at a level up to 2 times the amount of assets allocated. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

On August 1, 2013, the assets allocated to J E Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2015.

The Funds’ trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

A limited partner/member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/manager at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (prior to its redemption on June 30, 2014) (together the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. The clearing fees are borne by the Funds and allocated to their limited partners/members including the Partnership. All other fees are charged at the Partnership level.

As of March 31, 2015, the Partnership owned approximately 17.0% of Willowbridge Master, 55.9% of Aspect Master, 71.1% of Graham Master, 67.2% of Altis Master, 64.6% of JEM Master and 50.6% of Boronia I, LLC. At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	March 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$400,052,913	$8,594,306	$391,458,607
Aspect Master	83,801,311	276,855	83,524,456
Graham Master	53,531,559	737,451	52,794,108
Altis Master	46,059,140	77,830	45,981,310
JEM Master	22,853,760	65,729	22,788,031
Boronia I, LLC	125,706,542	1,088,222	124,618,320

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$332,179,217	$16,638,854	$315,540,363
Aspect Master	78,421,434	50,766	78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
KR Master	12,415,386	12,415,386	—
Altis Master	51,413,912	51,279	51,362,633
JEM Master	29,918,670	42,666	29,876,004
Boronia I, LLC	106,126,940	1,864,006	104,262,934

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(277,538)	$11,233,268	$10,955,730
Aspect Master	(59,710)	8,187,646	8,127,936
Graham Master	(57,342)	5,530,650	5,473,308
Altis Master	(70,592)	5,217,902	5,147,310
JEM Master	(256,887)	2,495,817	2,238,930
Boronia I, LLC	(2,065,568)	5,688,428	3,622,860

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(37,211)	$(2,646,969)	$(2,684,180)
Willowbridge Master	(109,462)	(2,209,110)	(2,318,572)
Aspect Master	(80,498)	(4,728,957)	(4,809,455)
Graham Master	(75,682)	(5,807,290)	(5,882,972)
KR Master	(52,751)	957,264	904,513
Altis Master	(88,817)	(7,819,046)	(7,907,863)
JEM Master	(284,127)	(2,712,553)	(2,996,680)
Boronia I, LLC	(827,981)	746,729	(81,252)
Kaiser I, LLC	(509,701)	(6,943,118)	(7,452,819)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing fees allocated from Funds	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	26.33%	66,558,748	2,080,519	46,118	5,987	—	—	2,028,414	Commodity Portfolio	Monthly
Aspect Master	18.48%	46,712,650	4,524,922	18,587	15,373	—	—	4,490,962	Commodity Portfolio	Monthly
Graham Master	14.84%	37,524,566	3,915,337	21,469	19,843	—	—	3,874,025	Commodity Portfolio	Monthly
Altis Master	12.21%	30,882,054	3,512,816	27,481	20,116	—	—	3,465,219	Commodity Portfolio	Monthly
JEM Master	5.82%	14,717,631	1,782,281	153,611	19,903	—	—	1,608,767	Commodity Portfolio	Monthly
Boronia Trading Company	24.92%	63,001,833	2,874,321	311,303	53,676	230,041	455,860	1,823,441	Commodity Portfolio	Monthly

Total		$259,397,482	$18,690,196	$578,569	$134,898	$230,041	$455,860	$17,290,828

	December 31, 2014		For the three months ended March 31, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees allocated from Funds	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$(2,375,184)	$16,667	$18,027	$—	$—	$(2,409,878)	Commodity Portfolio	Monthly
Willowbridge Master	24.55%	62,129,797	(1,589,434)	70,490	13,845	—	—	(1,673,769)	Commodity Portfolio	Monthly
Aspect Master	17.77%	44,990,232	(3,221,893)	40,820	18,356	—	—	(3,281,069)	Commodity Portfolio	Monthly
Graham Master	14.07%	35,625,655	(2,550,985)	15,621	19,131	—	—	(2,585,737)	Commodity Portfolio	Monthly
KR Master	0.00%	—	662,979	31,299	15,332	—	—	616,348	Commodity Portfolio	Monthly
Altis Master	13.67%	34,598,755	(6,011,136)	62,533	10,123	—	—	(6,083,792)	Commodity Portfolio	Monthly
JEM Master	8.33%	21,079,026	(1,892,471)	183,935	16,532	—	—	(2,092,938)	Commodity Portfolio	Monthly
Boronia Trading Company	20.81%	52,666,212	419,936	257,794	30,066	161,069	1,418	(30,411)	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	(3,817,877)	119,446	24,484	139,908	—	(4,101,715)	Commodity Portfolio	Monthly

Total		$251,089,677	$(20,376,065)	$798,605	$165,896	$300,977	$1,418	$(21,642,961)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 30.8% of the Funds’ contracts are traded OTC.

The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When each contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in investments in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period included in this report as MS&Co. or its affiliates was the sole counterparty or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay and receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, it believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, the Partnership capital decreased 0.1% from $253,104,986 to $252,826,136. This decrease was attributable to redemptions of 11,992.8930 Redeemable Units resulting in an outflow of $12,626,946 and the redemptions of 357.9740 General Partner unit equivalents totaling $378,906, coupled with the net income of $12,643,216, which was partially offset by the subscriptions of 82.9500 Redeemable Units totaling $83,786. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the first quarter of 2015, the Partnership’s net asset value per unit increased 5.0% from $1,010.09 to $1,060.92 as compared to an decrease of 7.7% in the same period of 2014. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $18,686,720. Gains were primarily attributable to the Funds’ trading in currencies, energy, indices, livestock, metals, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $20,393,685. Losses were primarily attributable to the Funds’ trading in currencies, energy, softs, metals, U.S. and non-U.S. interest rates and indices and were partially offset by gains in grains and livestock.

The most significant gains were achieved within the global interest rate markets during January from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Long positions in U.S. Treasury note futures also recorded gains during January as prices advanced over investor concern a recent fall in crude oil prices would dampen inflation in the U.S. Within the currency sector, gains were recorded during January from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian currency moved lower over concerns falling oil prices would adversely affect the Canadian economy. During March, gains in the currency markets were experienced from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Gains were also achieved within the metals markets, primarily during January, from short positions in copper futures as prices moved lower over growing concern a slowdown in Chinese manufacturing would limit demand for the industrial metal. Within the energy sector, gains were recorded during January due to short positions in crude oil and its related products as prices moved lower after the release of a Department of Energy report which showed U.S. crude oil inventories advanced to the highest levels in three decades. Additional gains were experienced during March from short positions in crude oil and its related products as prices moved lower as production from the U.S. and Middle East added to a growing global supply glut. Within the global stock index sector, gains were recorded primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Additional gains were achieved within the agricultural markets during March from short positions in sugar and coffee futures as prices declined after rainy conditions in Brazil’s farming region boosted prospects for the nation’s crop harvests.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased $3,375,327 as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to a decrease in average net assets for the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2015 decreased by $220,036 as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to an decrease in the number of trades during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 were $655,064. This is a new fee implemented by the Partnership effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased $378,461 as compared to the corresponding period in 2014. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $2,150,795. Trading performance for the three months ended March 31, 2014 resulted in incentive fees of $1,418. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2015 and December 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2015		December 31, 2014
Graham Capital Management, L.P.	14%	$36,735,293	14%	$35,499,445
Aspect Capital Limited	18%	$45,773,011	17%	$44,616,827
Willowbridge Associates Inc.	26%	$66,080,024	24%	$60,661,114
Krom River Trading AG and Krom River Investment Management (Cayman) Limited	—%	$—	2%	$4,346,634
Altis Partners (Jersey) Limited	11%	$26,755,970	14%	$34,484,127
J E Moody & Company LLC.	6%	$14,652,592	8%	$20,984,037
Boronia Capital Pty. Ltd.	25%	$62,829,246	21%	$52,512,802

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the Partnership’s total capitalization was $252,826,136.

	March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,732,244	4.24%
Currencies	9,000,474	3.56%
Indices	7,431,498	2.94%
Interest Rates	5,804,232	2.30%

Total	$32,968,448	13.04%

As of December 31, 2014, the Partnership’s total capitalization was $253,104,986

	December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,776,711	4.25%
Currencies	10,289,872	4.07%
Indices	4,679,301	1.85%
Interest Rates	6,897,711	2.73%

Total	$32,643,595	12.90%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in Funds by market category as of March 31, 2015 and December 31, 2014 and the highest and lowest value at any point and the average value during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2015, Willowbridge Master’s total capitalization was $391,458,607. The Partnership owned approximately 17.0% of Willowbridge Master. As of March 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,470,863	0.89%	$13,717,098	$173,995	$2,586,432
Energy	3,371,381	0.86%	9,071,259	3,371,381	3,521,988
Indices	2,140,380	0.54%	14,199,025	1,472,460	7,891,156
Interest Rates U.S.	5,631,394	1.44%	16,624,123	3,363,691	7,427,776
Metals	1,987,501	0.51%	2,100,286	250	678,747

Total	$16,601,519	4.24%

*	Average of month-end Values at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 19.7% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96%	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average of month-end Value at Risk.

As of March 31, 2015, Aspect Master’s total capitalization was $83,524,456. The Partnership owned approximately 55.9% of Aspect Master. As of March 31, 2015 , Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,249,972	6.28%	$7,618,931	$621,769	$5,048,435
Energy	1,096,174	1.31%	1,526,470	1,008,865	1,172,579
Grains	499,803	0.60%	577,885	169,143	480,353
Indices	2,786,265	3.33%	3,105,216	1,234,846	2,524,755
Interest Rates U.S.	323,045	0.39%	385,653	89,018	281,473
Interest Rates Non-U.S.	1,559,136	1.87%	2,845,509	1,276,960	1,760,267
Livestock	88,275	0.11%	142,230	49,995	71,786
Metals	1,309,875	1.57%	1,556,855	635,320	1,051,216
Softs	600,792	0.72%	600,792	392,228	489,049

Total	$13,513,337	16.18%

*	Average of month-end Values at Risk.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 57.4% of Aspect Master. As of December 31, 2014, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Twelve Months Ended December 31, 2014
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

As of March 31, 2015, Graham Master’s total capitalization was $52,794,108. The Partnership owned approximately 71.1% of Graham Master. As of March 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,198,614	6.06%	$3,817,184	$58,036	$1,368,933
Energy	410,966	0.78%	1,133,165	243,890	631,214
Grains	368,390	0.70%	452,980	112,442	329,742
Indices	2,818,340	5.34%	3,493,786	2,151,843	2,844,391
Interest Rates U.S.	451,358	0.85%	689,783	142,516	564,421
Interest Rates Non-U.S.	1,282,339	2.43%	2,292,571	1,158,877	1,331,189
Metals	904,364	1.71%	1,224,255	543,855	878,803
Softs	413,723	0.78%	413,723	167,284	318,606

Total	$9,848,094	18.65%

*	Average of month-end Values at Risk.

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 73.5% of Graham Master. As of December 31, 2014, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Twelve Months Ended December 31, 2014
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

As of March 31, 2015, Altis Master’s total capitalization was $45,981,310. The Partnership owned approximately 67.2% of Altis Master. As of March 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,736,512	3.78%	$3,035,507	$762,004	$1,445,819
Energy	1,286,802	2.80%	1,849,188	722,918	1,499,435
Grains	524,603	1.14%	1,459,731	341,578	472,175
Indices	1,390,574	3.02%	1,390,574	430,768	899,190
Interest Rates U.S.	104,775	0.23%	261,305	12,089	136,134
Interest Rates Non -U.S.	738,151	1.60%	1,742,647	645,134	1,190,694
Livestock	233,926	0.51%	233,926	81,978	172,630
Metals	1,654,216	3.60%	2,030,371	1,221,087	1,708,789
Softs	807,881	1.76%	1,172,317	729,986	947,258

Total	$8,477,440	18.44%

*	Average of month-end Values at Risk.

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 67.4% of Altis Master. As of December 31, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55%	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75%	3,309,847	105,669	1,160,262
Indices	853,780	1.66%	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51%	1,592,113	33,462	332,514
Interest Rates Non -U.S.	1,659,921	3.23%	2,147,638	159,067	874,705
Livestock	129,685	0.25%	636,728	80,245	332,206
Metals	1,952,797	3.80%	4,399,127	992,841	2,878,470
Softs	762,762	1.49%	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average month-end Value at Risk.

As of March 31, 2015, JEM Master’s total capitalization was $22,788,031. The Partnership owned approximately 64.6% of JEM Master. As of March 31, 2015 JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$627,253	2.75%	$2,883,007	$386,650	$941,334
Grains	178,640	0.78%	312,510	38,225	115,894
Livestock	479,600	2.11%	821,645	48,510	289,997
Metals	70,048	0.31%	107,360	15,708	43,765
Softs	148,775	0.65%	175,175	61,050	149,783

Total	$1,504,316	6.60%

*	Average of month-end Values at Risk.

As of December 31, 2014, JEM Master’s total capitalization was $29,876,004. The Partnership owned approximately 70.6% of JEM Master. As of December 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,038,399	3.48%	$4,200,379	$638,660	$1,707,162
Grains	67,100	0.22%	631,126	6,008	120,137
Livestock	821,645	2.75%	1,089,315	24,750	336,630
Softs	119,955	0.40%	267,465	4,290	65,936

Total	$2,047,099	6.85%

*	Annual average of month-end Value at Risk.

As of March 31, 2015 Boronia I, LLC’s total capitalization was $124,618,320. The Partnership owned approximately 50.6% of Boronia I, LLC. As of March 31, 2015 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$4,020,834	3.23%	$8,657,900	$2,905,530	$5,241,806
Interest Rates	3,943,975	3.16%	5,819,932	1,635,335	3,095,874
Equity	5,082,618	4.08%	9,574,905	2,141,359	5,493,899
Commodity	4,584,217	3.68%	9,333,026	1,774,957	4,638,610

Total	$17,631,644	14.15%

*	Average of month-end Values at Risk.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 50.5% of Boronia I, LLC. As of December 31, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Twelve Months Ended December 31, 2014
	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rates	2,965,947	2.84%	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77%	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92%	6,835,307	1,782,819	3,476,070

	$15,938,394	15.28%

*	Annual average of month-end Value at Risk.

Item 4.     Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to the General Partner, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 1.     Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2015, there were additional subscriptions of 82.9500 Redeemable Units totaling $83,786. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	2,994.0680	$1,053.54	N/A	N/A
February 1, 2015 – February 28, 2015	5,438.9140	$1,047.23	N/A	N/A
March 1, 2015 – March 31, 2015	3,559.9110	$1,060.92	N/A	N/A
	11,992.8930	$1,052.87

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information - None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Current Report on Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

10.1(a)	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 to the Annual Report on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.3(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.10(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith)

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

101. CAL   XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB   XBRL Taxonomy Extension Label Linkbase Document.

101. PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF    XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 13, 2015