Form 10-Q
period 2015-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-08-12
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes _    No  X

As of July 31, 2015, 224,289.5578 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:

Investment in Funds(1), at fair value	$217,002,795	$251,089,677
Redemptions receivable from Funds	—	8,902,959
Cash	400,813	308,426

Total assets	$217,403,608	$260,301,062

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$362,339	$433,835
Management fees	221,925	271,280
Incentive fees	—	1,468,835
General Partner fees	180,596	216,340
Other	326,064	259,575
Redemptions payable to Limited Partners	3,047,163	4,546,211

Total liabilities	4,138,087	7,196,076

Partners’ Capital:
General Partner, 2,477.6854 and 2,835.6594 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	2,291,807	2,864,272
Limited Partners, 228,084.8428 and 247,740.9758 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	210,973,714	250,240,714

Total partners’ capital	213,265,521	253,104,986

Total liabilities and partners’ capital	$217,403,608	$260,301,062

Net asset value per unit	$924.98	$1,010.09

(1)	Defined in Note 1

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

June 30, 2015

(Unaudited)

	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$ 60,655,280	28.44%
CMF Aspect Master Fund L.P.	36,099,383	16.93
CMF Graham Capital Master Fund L.P.	34,711,844	16.27
CMF Altis Partners Master Fund L.P.	23,613,818	11.07
JEM Master Fund L.P.	12,660,897	5.94
Morgan Stanley Smith Barney Boronia I, LLC	49,261,573	23.10

Total investment in Funds, at fair value	$217,002,795	101.75%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$2,701	$7,794	$6,177	$25,414

Total investment income	2,701	7,794	6,177	25,414

Expenses:
Ongoing selling agent fees	1,157,040	2,253,968	2,471,049	6,943,304
Expenses allocated from Funds	1,108,711	780,297	2,508,079	1,744,798
General Partner fees	576,665	—	1,231,729	—
Management fees	692,657	1,238,025	1,490,122	2,643,992
Incentive fees	—	264,946	1,694,935	266,364
Other	144,333	139,020	330,472	286,662

Total expenses	3,679,406	4,676,256	9,726,386	11,885,120

Net investment income (loss)	(3,676,705)	(4,668,462)	(9,720,209)	(11,859,706)

Trading results:
Net realized gains (losses) on investments allocated from Funds	(19,196,489)	11,057,736	4,275,482	(2,958,806)
Net change in unrealized gains (losses) on investments allocated from Funds	(9,247,445)	587,448	(14,032,696)	(5,789,695)

Total trading results allocated from funds	(28,443,934)	11,645,184	(9,757,214)	(8,748,501)

Net income (loss)	(32,120,639)	6,796,722	(19,477,423)	(20,608,207)
Subscriptions — Limited Partners	1,125,500	310,000	1,209,286	2,293,000
Redemptions — Limited Partners	(8,565,476)	(41,191,361)	(21,192,422)	(72,278,468)
Redemptions — General Partner	—	—	(378,906)	—

Net increase (decrease) in Partners’ Capital	(39,560,615)	(34,084,639)	(39,839,465)	(90,593,675)
Partners’ Capital, beginning of period	252,826,136	308,687,528	253,104,986	365,376,564

Partners’ Capital, end of period	$213,265,521	$274,602,889	$213,265,521	$274,782,889

Net asset value per Unit (230,562.5282 and 323,013.1482 units outstanding in June 30, 2015 and 2014, respectively)	$924.98	$850.69	$924.98	$850.69

Net income (loss) per unit*	$(135.94)	$19.79	$(85.11)	$(49.59)

Weighted average units outstanding	236,340.0892	355,058.7389	241,555.7795	376,185.8397

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1.    Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

Between March 27, 2003 (commencement of the public offering period) and April 30, 2003, 36,616 redeemable units of partnership interest (“Redeemable Units”) were publicly offered at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to publicly offer 300,000 Redeemable Units during the initial public offering period. As of December 4, 2003, the Partnership was authorized to publicly offer an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to publicly offer an additional 1,000,000 Redeemable Units. As of June 30, 2005, the Partnership was authorized to publicly offer the 2,000,000 Redeemable Units previously registered. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of June 30, 2015, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”) and Boronia Capital Pty. Ltd. (“Boronia”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) was terminated as an advisor to the Partnership as of December 31, 2014. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of June 30, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014.

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

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

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

Partnership’s Investments: The Partnership carries its investment in the Funds at fair value based on the Funds’ net asset value per unit as calculated by the Funds.

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange- traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost which approximates fair value.

Investment Company Status: The Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights”.

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses) *	$(120.38)	$32.94	$(45.12)	$(18.37)
Net investment losses	(15.56)	(13.15)	(39.99)	(31.22)

Increase (decrease) for the period	(135.94)	19.79	(85.11)	(49.59)
Net asset value per unit, beginning of period	1,060.92	830.90	1,010.09	900.28

Net asset value per unit, end of period	$924.98	$850.69	$924.98	$850.69

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:*
Net investment income (loss)**	(6.3)%	(6.2)%	(7.2)%	(7.5)%

Operating expenses	6.3%	6.1%	6.3%	7.4%
Incentive fees	—%	0.1%	0.9%	0.1%

Total expenses	6.3%	6.2%	7.2%	7.5%

Total return:
Total return before incentive fees	(12.8)%	2.5%	(7.5)%	(5.4)%
Incentive fees	—%	(0.1)%	(0.9)%	(0.1)%

Total return after incentive fees	(12.8)%	2.4%	(8.4)%	(5.5)%

*	Annualized (other than incentive fees).

**	Interest income less total expenses.

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

June 30, 2015

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

June 30, 2015

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

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

June 30, 2015

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2015.

The Funds’ trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the six months ended June 30, 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

As of June 30, 2015, the Partnership owned approximately 15.8% of Willowbridge Master, 55.5% of Aspect Master, 73.0% of Graham Master, 62.0% of Altis Master, 65.3% of JEM Master and 50.5% of Boronia I, LLC. At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	June 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$388,787,448	$3,898,584	$384,888,864
Aspect Master	65,979,127	987,978	64,991,149
Graham Master	48,491,512	931,311	47,560,201
Altis Master	41,833,784	3,731,477	38,102,307
JEM Master	19,423,373	37,883	19,385,490
Boronia I, LLC	97,781,753	169,150	97,612,603

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$332,179,217	$16,638,854	$315,540,363
Aspect Master	78,421,434	50,766	78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
KR Master	12,415,386	12,415,386	—
Altis Master	51,413,912	51,279	51,362,633
JEM Master	29,918,670	42,666	29,876,004
Boronia I, LLC	106,126,940	1,864,006	104,262,934

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(213,266)	$(24,855,443)	$(25,068,709)
Aspect Master	(66,963)	(10,562,657)	(10,629,620)
Graham Master	(51,528)	(2,277,353)	(2,328,881)
Altis Master	(72,470)	(7,143,941)	(7,216,411)
JEM Master	(262,052)	(1,476,708)	(1,738,760)
Boronia I, LLC	(1,524,289)	(22,450,025)	(23,974,314)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(490,804)	$(13,622,175)	$(14,112,979)
Aspect Master	(126,673)	(2,375,011)	(2,501,684)
Graham Master	(108,870)	3,253,297	3,144,427
Altis Master	(143,062)	(1,926,039)	(2,069,101)
JEM Master	(518,939)	1,019,109	500,170
Boronia I, LLC	(3,589,857)	(16,761,597)	(20,351,454)

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(52,571)	$991,551	$938,980
Willowbridge Master	(103,816)	1,170,549	1,066,733
Aspect Master	(53,633)	4,147,774	4,094,141
Graham Master	(39,026)	4,311,690	4,272,664
KR Master	(37,227)	141,468	104,241
Altis Master	(84,661)	4,570,273	4,485,612
JEM Master	(263,848)	(1,027,953)	(1,291,801)
Boronia I, LLC	(1,279,054)	3,369,580	2,090,526
Kaiser I, LLC	(359,167)	1,473,139	1,113,972

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(213,278)	(1,038,561)	(1,251,839)
Aspect Master	(134,131)	(581,183)	(715,314)
Graham Master	(114,708)	(1,495,600)	(1,610,308)
KR Master	(89,978)	1,098,732	1,008,754
Altis Master	(173,478)	(3,248,773)	(3,422,251)
JEM Master	(547,975)	(3,740,506)	(4,288,481)
Boronia I, LLC	(2,107,035)	4,116,309	2,009,274
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	28.44%	$60,655,280	$(4,112,272)	$32,017	$3,729	$—	$—	$(4,148,018)	Commodity Portfolio	Monthly
Aspect Master	16.93%	36,099,383	(5,881,665)	21,831	15,940	—	—	(5,919,436)	Commodity Portfolio	Monthly
Graham Master	16.27%	34,711,844	(1,655,962)	21,091	16,832	—	—	(1,693,885)	Commodity Portfolio	Monthly
Altis Master	11.07%	23,613,818	(4,492,409)	30,502	15,719	—	—	(4,538,630)	Commodity Portfolio	Monthly
JEM Master	5.94%	12,660,897	(953,717)	155,066	14,818	—	—	(1,123,601)	Commodity Portfolio	Monthly
Boronia Trading Company	23.10%	49,261,573	(11,345,208)	501,582	52,894	226,690	—	(12,126,374)	Commodity Portfolio	Monthly

Total		$217,002,795	$(28,441,233)	$762,089	$119,932	$226,690	$—	$(29,549,944)

	June 30, 2015		For the six months ended June 30, 2015
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	28.44%	$60,655,280	$(2,031,753)	$78,135	$9,716	$—	$—	$(2,119,604)	Commodity Portfolio	Monthly
Aspect Master	16.93%	36,099,383	(1,356,743)	40,418	31,313	—	—	(1,428,474)	Commodity Portfolio	Monthly
Graham Master	16.27%	34,711,844	2,259,375	42,560	36,675	—	—	2,180,140	Commodity Portfolio	Monthly
Altis Master	11.07%	23,613,818	(979,593)	57,983	35,835	—	—	(1,073,411)	Commodity Portfolio	Monthly
JEM Master	5.94%	12,660,897	828,564	308,677	34,721	—	—	485,166	Commodity Portfolio	Monthly
Boronia Trading Company	23.10%	49,261,573	(8,470,887)	812,885	106,570	456,731	455,860	(10,302,933)	Commodity Portfolio	Monthly

Total		$217,002,795	$(9,751,037)	$1,340,658	$254,830	$456,731	$455,860	$(12,259,116)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	December 31, 2014		For the three months ended June 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$842,774	$13,541	$31,560	$—	$—	$797,673	Commodity Portfolio	Monthly
Willowbridge Master	24.55%	62,129,797	788,091	59,710	18,641	—	—	709,740	Commodity Portfolio	Monthly
Aspect Master	17.77%	44,990,232	2,715,362	22,319	14,166	—	—	2,678,877	Commodity Portfolio	Monthly
Graham Master	14.07%	35,625,655	1,911,773	13,310	4,793	—	—	1,893,670	Commodity Portfolio	Monthly
KR Master	0.00%	—	113,774	16,034	16,936	—	—	80,804	Commodity Portfolio	Monthly
Altis Master	13.67%	34,598,755	3,382,073	46,082	19,087	—	—	3,316,904	Commodity Portfolio	Monthly
JEM Master	8.33%	21,079,026	(717,831)	169,623	14,944	—	—	(902,398)	Commodity Portfolio	Monthly
Boronia Trading Company	20.81%	52,666,212	1,765,834	226,336	29,449	157,764	264,946	1,087,339	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	851,128	38,540	25,226	144,149	—	643,213	Commodity Portfolio	Monthly

Total		$251,089,677	$11,652,978	$605,495	$174,802	$301,913	$264,946	$10,305,822

	December 31, 2014		For the six months ended June 30, 2014
	% of			Expenses				Net Income (Loss)
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Drury Master	0.00%	$—	$(1,532,410)	$30,208	$49,587	$—	$—	$(1,612,205)	Commodity Portfolio	Monthly
Willowbridge Master	24.55%	62,129,797	(801,343)	130,200	32,486	—	—	(964,029)	Commodity Portfolio	Monthly
Aspect Master	17.77%	44,990,232	(506,531)	63,139	32,522	—	—	(602,192)	Commodity Portfolio	Monthly
Graham Master	14.07%	35,625,655	(639,212)	28,931	23,924	—	—	(692,067)	Commodity Portfolio	Monthly
KR Master	0.00%	—	776,753	47,333	32,268	—	—	697,152	Commodity Portfolio	Monthly
Altis Master	13.67%	34,598,755	(2,629,063)	108,615	29,210	—	—	(2,766,888)	Commodity Portfolio	Monthly
JEM Master	8.33%	21,079,026	(2,610,302)	353,558	31,476	—	—	(2,995,336)	Commodity Portfolio	Monthly
Boronia Trading Company	20.81%	52,666,212	2,185,770	484,130	59,515	318,833	266,364	1,056,928	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	—	(2,966,749)	157,986	49,710	284,057	—	(3,458,502)	Commodity Portfolio	Monthly

Total		$251,089,677	$(8,723,087)	$1,404,100	$340,698	$602,890	$266,364	$(11,337,139)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.3% to 42.0%.

The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When each contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in investments in the Statements of Income and Expenses and changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than the events listed below, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Effective August 1, 2015, the monthly management fee paid to Altis was reduced to  1/12 of 1.25% (1.25% per year).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, the Partnership capital decreased 15.7% from $253,104,986 to $213,265,521. This decrease was attributable to redemptions of 20,807.6850 Redeemable Units resulting in an outflow of $21,192,422 and the redemptions of 357.9740 General Partner unit equivalents totaling $378,906, coupled with the net loss of $19,477,423, which was partially offset by the subscriptions of 1,151.5520 Redeemable Units totaling $1,209,286. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the second quarter of 2015, the Partnership’s net asset value per unit decreased 12.8% from $1,060.92 to $924.98 as compared to an increase of 2.4% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $28,443,934. Losses were primarily attributable to the Funds’ trading in currencies, energy, indices, livestock, metals, softs, U.S. and non-U.S. interest rates and grains. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $11,645,184. Gains were primarily attributable to Funds’ trading in currencies, grains, livestock, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, metals and softs.

The most significant losses were incurred within the energy markets during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Additional losses within the energy sector were experienced during June from short positions in natural gas futures as prices advanced as higher-than-normal temperatures in the eastern U.S. spurred gas demand during the first half of the month. Within the global interest rate sector, losses were recorded during April from long positions in U.S. Treasury bond futures as prices moved lower as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. Losses were also recorded during June from long positions in European fixed income futures as prices moved lower amid investor concern Greece’s debt crisis would imperil the Eurozone economy. Losses within the global stock index sector were primarily experienced during June from long positions in U.S., European, and Asian equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Within the agricultural markets, losses were incurred primarily during June from short positions in corn, soybeans, and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses in this sector were experienced from short positions in coffee futures. Losses were experienced within the metals markets during April from short positions in gold futures as prices climbed higher on increased investor demand amid weakness in the U.S. dollar. During May, additional losses were incurred from long positions in copper and zinc futures as prices retreated on slowing demand for industrial metals from the Chinese manufacturing sector. Within the currency sector, losses were experienced primarily during April from short positions in the Australian dollar and euro versus the U.S. dollar as the relative value of the dollar declined following the release of weaker-than-expected first quarter Gross Domestic Product figures in the U.S.

During the Partnership’s six months ended June 30, 2015, the net asset value per unit decreased 8.4% from $1,010.09 to $924.98 as compared to an decrease of 5.5% in the same period of 2014. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $9,757,214. Losses were primarily attributable to the Funds’ trading in energy, metals, grains, livestock, indices and U.S. interest rates and were partially offset by gains in currencies, softs and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $8,748,501. Losses were primarily attributable to the Funds’ trading in energy, metals, softs, indices and U.S. interest rates and were partially offset by gains in currencies, grains, livestock and non-U.S. interest rates.

The most significant losses were incurred within the global stock index sector primarily during June from long positions in U.S., European, and Asian equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Additional losses were incurred within the global stock index sector during January from long positions in U.S. equity index futures as prices fell amid concern the recent tumble in oil prices and slowing overseas growth could adversely affect U.S. economic output. Within the energy sector, losses were experienced during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Losses were recorded within the agricultural markets during June from short positions in corn, soybeans, and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were incurred during April from short positions in sugar and coffee futures as prices advanced as wet weather slowed the harvests in Brazil. Within the metals markets, losses were incurred during April from short positions in gold futures as prices climbed higher on increased investor demand amid weakness in the U.S. dollar. Within the global interest rate sector, losses were recorded during April from long positions in U.S. Treasury bond futures as prices declined as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the currency sector during January from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian currency moved lower over concerns falling oil prices would adversely affect the Canadian economy. Additional gains in this sector were also experienced during May from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell after the release of strong U.S. employment figures and as the Bank of Japan pledged to continue its quantitative easing measures.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased $1,096,928 and $4,472,255, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a decrease in average net assets for the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three months ended June 30, 2015 increased by $156,594 and for the six months ended June 30, 2015 decreased $63,442, respectively, as compared to the corresponding periods in 2014. The increase in clearing fees is primarily due to an increase in the number of trades during the three months ended June 30, 2015, while the decrease in clearing fees is primarily due to a decrease in the number of trades during the six months ended June 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 were $576,665 and $1,231,729, respectively. This is a new fee implemented by the Partnership effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased $545,368 and $1,153,870, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to a decrease in average net assets for the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $1,694,935, respectively. Trading performance for the three and six months ended June 30, 2014 resulted in incentive fees of $264,946 and $266,364, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2015 and March 31, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2015		March 31, 2015
Graham Capital Management, L.P.	15%	$31,547,337	14%	$36,735,293
Aspect Capital Limited	17%	$35,990,973	18%	$45,773,011
Willowbridge Associates Inc.	28%	$60,448,354	26%	$66,080,024
Altis Partners (Jersey) Limited	11%	$23,547,614	11%	$26,755,970
J E Moody & Company LLC.	6%	$12,605,730	6%	$14,652,592
Boronia Capital Pty. Ltd.	23%	$49,125,513	25%	$62,829,246

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Partnership’s total capitalization was $213,265,521.

	June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,778,745	5.05%
Currencies	12,621,626	5.92%
Indices	4,920,229	2.31%
Interest Rates	3,469,599	1.63%

Total	$31,790,199	14.91%

As of December 31, 2014, the Partnership’s total capitalization was $253,104,986

	December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,776,711	4.25%
Currencies	10,289,872	4.07%
Indices	4,679,301	1.85%
Interest Rates	6,897,711	2.73%

Total	$32,643,595	12.90%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in Funds by market category as of June 30, 2015 and December 31, 2014 and the highest and lowest value at any point and the average value during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2015, Willowbridge Master’s total capitalization was $384,888,864. The Partnership owned approximately 15.8% of Willowbridge Master. As of June 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,444,823	6.09%	$31,458,013	$1,003,736	$25,433,749
Energy	3,194,131	0.83%	5,132,785	667,917	1,776,770
Indices	2,887,027	0.75%	6,122,461	660,536	2,507,664
Interest Rates U.S.	1,100,512	0.29%	10,847,156	367,325	2,291,147

Total	$30,626,493	7.96%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Aspect Master’s total capitalization was $64,991,149. The Partnership owned approximately 55.5% of Aspect Master. As of June 30, 2015 , Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,125,117	6.35%	$7,578,242	$3,846,414	$5,832,673
Energy	1,041,348	1.60%	1,152,219	529,815	1,014,594
Grains	378,911	0.58%	626,362	378,911	538,151
Indices	1,172,806	1.80%	3,365,637	1,172,806	2,391,723
Interest Rates U.S.	391,188	0.60%	558,855	251,521	428,212
Interest Rates Non-U.S.	849,971	1.31%	1,927,379	676,060	1,158,710
Livestock	127,116	0.20%	127,116	64,614	105,138
Metals	1,877,567	2.89%	1,877,567	798,672	1,398,515
Softs	560,843	0.86%	609,644	373,259	538,796

Total	$10,524,867	16.19%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Graham Master’s total capitalization was $47,560,201. The Partnership owned approximately 73.0% of Graham Master. As of June 30, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,179,077	4.58%	$4,120,486	$2,082,488	$3,092,349
Energy	587,538	1.24%	876,808	304,990	587,223
Grains	423,940	0.89%	467,830	333,828	439,267
Indices	1,951,320	4.10%	2,808,563	1,450,761	2,086,290
Interest Rates U.S.	256,443	0.54%	947,667	157,672	534,682
Interest Rates Non-U.S.	554,305	1.17%	1,284,761	460,683	855,148
Metals	1,390,809	2.92%	1,424,300	477,532	1,080,179
Softs	305,878	0.64%	455,751	280,360	397,708

Total	$7,649,310	16.08%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Altis Master’s total capitalization was $38,102,307. The Partnership owned approximately 62.0% of Altis Master. As of June 30, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$2,829,678	7.42%	$2,856,591	$1,166,989	$1,839,065
Energy	371,899	0.98%	1,202,962	353,497	553,232
Grains	1,496,792	3.93%	1,509,370	342,552	815,048
Indices	1,633,842	4.29%	2,552,794	1,389,018	2,073,269
Interest Rates U.S.	285,668	0.75%	361,895	2,079	107,205
Interest Rates Non -U.S.	646,826	1.70%	719,309	196,947	451,977
Livestock	606,210	1.59%	618,090	163,229	365,075
Metals	1,073,172	2.82%	1,929,583	655,693	1,407,293
Softs	783,476	2.05%	1,035,823	511,536	713,094

Total	$9,727,563	25.53%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, JEM Master’s total capitalization was $19,385,490. The Partnership owned approximately 65.3% of JEM Master. As of June 30, 2015 JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$645,634	3.33%	$3,600,762	$408,320	565,528
Livestock	818,675	4.22%	884,015	358,380	656,737
Softs	63,030	0.33%	200,695	29,700	114,198

Total	$1,527,339	7.88%

*	Average of month-end Values at Risk.

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

As of June 30, 2015 Boronia I, LLC’s total capitalization was $97,612,603. The Partnership owned approximately 50.5% of Boronia I, LLC. As of June 30, 2015 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$6,500,552	6.66%	$8,628,589	$3,227,702	$5,512,359
Interest Rates	2,845,311	2.91%	5,358,324	1,036,208	2,626,591
Equity	2,724,209	2.79%	9,485,605	2,587,428	5,978,745
Commodity	4,756,610	4.88%	9,039,067	3,226,753	5,410,732

Total	$16,826,682	17.24%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 1.     Legal Proceedings.

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A.    Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended June 30, 2015, there were additional subscriptions of 1,068.6020 Redeemable Units totaling $1,125,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	3,392.4970	$1,003.68	N/A	N/A
May 1, 2015 – May 31, 2015	2,127.9940	$993.11	N/A	N/A
June 1, 2015 – June 30, 2015	3,294.3010	$924.98	N/A	N/A
	8,814.7920	$971.72

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Mine Safety Disclosures - Not Applicable.

Item 5.    Other Information - None.

Item 6.  Exhibits

3.1	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Current Report on Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b)	Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

10.1	Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	Escrow Agreement among the Partnership, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 to the Annual Report on the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a)	Fifth amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.3(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b)	Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on February 14, 2003 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2014 through June 30, 2015 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated August 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Krom River from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.10(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement dated October 1, 2013 by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on November 13, 2013 and incorporated herein by reference).

(a)	Letter from the General Partner amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.11(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(b)	Letter from the General Partner amending Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.11(c) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference).

10.12	Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein reference).

10.14	Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 12, 2015