Form 10-Q
period 2015-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2015-11-12
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes       No  X

As of October 31, 2015, 215,201.1418 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014

Assets:

Investment in Funds(1), at fair value	$220,507,175	$251,089,677
Redemptions receivable from Funds	-	8,902,959
Cash	345,123	308,426

Total assets	$220,852,298	$260,301,062

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$368,087	$433,835
Management fees	220,927	271,280
Incentive fees	-	1,468,835
General Partner fees	183,490	216,340
Other	295,856	259,575
Redemptions payable to Limited Partners	3,548,900	4,546,211

Total liabilities	4,617,260	7,196,076

Partners’ Capital:
General Partner, 2,477.6854 and 2,835.6594 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	2,422,854	2,864,272
Limited Partners, 218,650.9618 and 247,740.9758 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	213,812,184	250,240,714

Total partners’ capital	216,235,038	253,104,986

Total liabilities and partners’ capital	$220,852,298	$260,301,062

Net asset value per unit	$977.87	$1,010.09

(1) Defined in Note 1

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

September 30, 2015

(Unaudited)

	Fair value	% of Partners’ Capital
Investment in Funds
CMF Willowbridge Master Fund L.P.	$64,257,507	29.72%
CMF Aspect Master Fund L.P.	33,897,832	15.68
CMF Graham Capital Master Fund L.P.	38,911,019	17.99
CMF Altis Partners Master Fund L.P.	24,885,317	11.51
JEM Master Fund L.P.	9,513,184	4.40
Morgan Stanley Smith Barney Boronia I, LLC	49,042,316	22.68

Total investment in Funds, at fair value	$220,507,175	101.98%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Funds	$12,278	$5,544	$18,455	$30,958

Total investment income	12,278	5,544	18,455	30,958

Expenses:
Ongoing selling agent fees	1,111,598	1,951,856	3,582,647	8,895,160
Expenses allocated from Funds	834,084	2,123,865	3,342,163	4,737,917
General Partner fees	554,074	-	1,785,803	-
Management fees	668,486	831,046	2,158,608	2,872,148
Incentive fees	-	-	1,694,935	-
Other	198,079	134,669	528,551	421,331

Total expenses	3,366,321	5,041,436	13,092,707	16,926,556

Net investment income (loss)	(3,354,043)	(5,035,892)	(13,074,252)	(16,895,598)

Trading results:
Net realized gains (losses) on investments allocated from Funds	7,714,128	8,782,652	11,989,610	5,823,846
Net change in unrealized gains (losses) on investments allocated from Funds	7,796,581	6,642,903	(6,236,115)	853,208

Total trading results allocated from Funds	15,510,709	15,425,555	5,753,495	6,677,054

Net income (loss)	12,156,666	10,389,663	(7,320,757)	(10,218,544)
Subscriptions — Limited Partners	-	139,437	1,209,286	2,432,437
Redemptions — Limited Partners	(9,187,149)	(42,073,076)	(30,379,571)	(114,351,544)
Redemptions — General Partner	-	(1,914,039)	(378,906)	(1,914,039)

Net increase (decrease) in Partners’ Capital	2,969,517	(33,458,015)	(36,869,948)	(124,051,690)

Partners’ Capital, beginning of period	213,265,521	274,782,889	253,104,986	365,376,564

Partners’ Capital, end of period	$216,235,038	$241,324,874	$216,235,038	$241,324,874

Net asset value per unit (221,128.6472 and 271,623.2872 units outstanding at September 30, 2015 and 2014, respectively)	$977.87	$888.45	$977.87	$888.45

Net income (loss) per unit*	$52.89	$37.76	$(32.22)	$(11.83)

Weighted average units outstanding	227,362.5445	302,149.4865	236,824.7012	351,507.0553

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.	Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills.

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

As of September 30, 2015, all trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), J E Moody & Company LLC (“J E Moody”) and Boronia Capital Pty. Ltd. (“Boronia”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from registration. Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) was terminated as an advisor to the Partnership as of December 31, 2014. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

As of September 30, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.0% to its current annual rate of 2.0%. As of the same date, the Partnership began paying a fee to the General Partner (formerly, the administrative fee) at an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective August 1, 2015, the monthly management fee paid to Altis was reduced to 1/12 of 1.25% (1.25% per year).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, and the results of its operations for the three and nine months ended September 30, 2015 and 2014, and the changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as footnotes to the financial highlights table. The clearing fees and other expenses allocated from the Funds which were previously disclosed separately on the Statements of Income and Expenses and Changes in Partners’ Capital, are now disclosed in aggregate as expenses allocated from Funds.

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

September 30, 2015

(Unaudited)

Partnership’s Investments: The Partnership carries its investment in the Funds at fair value based on the Funds’ net asset value per unit as calculated by the Funds.

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

All commodity interests of the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial	Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net realized and unrealized gains (losses)	$67.63	$54.55	$22.52	$36.18
Net investment loss	(14.74)	(16.79)	(54.74)	(48.01)

Increase (decrease) for the period	52.89	37.76	(32.22)	(11.83)
Net asset value per unit, beginning of period	924.98	850.69	1,010.09	900.28

Net asset value per unit, end of period	$977.87	$888.45	$977.87	$888.45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Ratio to average net assets:*
Net investment income (loss) **	(6.1)%	(8.0)%	(7.1)%	(7.7)%

Operating expenses	6.2%	8.0%	6.5%	7.7%
Incentive fees	-%	-%	0.7%	-%

Total expenses	6.2%	8.0%	7.2%	7.7%

Total return:
Total return before incentive fees	5.7%	4.4%	(2.5)%	(1.3)%
Incentive fees	-%	-%	(0.7)%	-%

Total return after incentive fees	5.7%	4.4%	(3.2)%	(1.3)%

*	Annualized (other than incentive fees).
**	Interest income less total expenses.

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

September 30, 2015

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2 and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2015

(Unaudited)

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

September 30, 2015

(Unaudited)

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2015.

The Funds’ trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the nine months ended September 30, 2015, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

A limited partner/non-managing member of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner/manager at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/non-managing member elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level, with the exception of Boronia I, LLC and Kaiser I, LLC (prior to its redemption on June 30, 2014) (together the “Trading Companies”), where the Partnership paid, indirectly, its pro rata portion of the management and incentive fees of the Trading Companies. The clearing fees are borne by the Funds and allocated to their limited partners/non-managing members including the Partnership. All other fees are charged at the Partnership level.

As of September 30, 2015, the Partnership owned approximately 15.3% of Willowbridge Master, 54.3% of Aspect Master, 72.3% of Graham Master, 61.6% of Altis Master, 63.9% of JEM Master and 51.9% of Boronia I, LLC. At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$425,873,553	$5,034,529	$420,839,024
Aspect Master	62,591,665	221,586	62,370,079
Graham Master	53,873,372	33,878	53,839,494
Altis Master	40,613,833	200,817	40,413,016
JEM Master	14,924,173	32,222	14,891,951
Boronia I, LLC	94,688,522	141,731	94,546,791
	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$332,179,217	$16,638,854	$315,540,363
Aspect Master	78,421,434	50,766	78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
KR Master	12,415,386	12,415,386	-
Altis Master	51,413,912	51,279	51,362,633
JEM Master	29,918,670	42,666	29,876,004
Boronia I, LLC	106,126,940	1,864,006	104,262,934

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(145,834)	$28,756,543	$28,610,709
Aspect Master	(55,404)	8,636,148	8,580,744
Graham Master	(45,272)	283,163	237,891
Altis Master	(79,868)	2,601,937	2,522,069
JEM Master	(205,158)	172,874	(32,284)
Boronia I, LLC	(1,075,317)	8,917,469	7,842,152

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(636,638)	$15,134,368	$14,497,730
Aspect Master	(182,077)	6,261,137	6,079,060
Graham Master	(154,142)	3,536,460	3,382,318
Altis Master	(222,930)	675,898	452,968
JEM Master	(724,097)	1,191,983	467,886
Boronia I, LLC	(4,665,174)	(7,844,128)	(12,509,302)

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(166,398)	$3,692,929	$3,526,531
Aspect Master	(73,201)	3,932,169	3,858,968
Graham Master	(60,034)	4,158,083	4,098,049
KR Master	(35,293)	339,818	304,525
Altis Master	(91,952)	4,221,875	4,129,923
JEM Master	(225,547)	331,225	105,678
Boronia I, LLC	(3,213,470)	11,747,109	8,533,639

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(379,676)	2,654,368	2,274,692
Aspect Master	(207,332)	3,350,986	3,143,654
Graham Master	(174,742)	2,662,483	2,487,741
KR Master	(125,271)	1,438,550	1,313,279
Altis Master	(265,430)	973,102	707,672
JEM Master	(773,522)	(3,409,281)	(4,182,803)
Boronia I, LLC	(5,320,505)	15,863,418	10,542,913
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	September 30, 2015		For the three months ended September 30, 2015
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing fees	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	29.72%	$64,257,507	$4,379,446	$22,968	$3,463	$-	$-	$4,353,015	Commodity Portfolio	Monthly
Aspect Master	15.68%	33,897,832	4,773,360	15,579	15,084	-	-	4,742,697	Commodity Portfolio	Monthly
Graham Master	17.99%	38,911,019	207,824	17,081	15,844	-	-	174,899	Commodity Portfolio	Monthly
Altis Master	11.51%	24,885,317	1,608,832	35,894	14,286	-	-	1,558,652	Commodity Portfolio	Monthly
JEM Master	4.40%	9,513,184	102,625	122,436	14,685	-	-	(34,496)	Commodity Portfolio	Monthly
Boronia I, LLC	22.68%	49,042,316	4,450,900	329,232	43,046	184,486	-	3,894,136	Commodity Portfolio	Monthly

Total		$220,507,175	$15,522,987	$543,190	$106,408	$184,486	$-	$14,688,903

	September 30, 2015		For the nine months ended September 30, 2015
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing fees	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	29.72%	$64,257,507	$2,347,693	$101,103	$13,179	$-	$-	$2,233,411	Commodity Portfolio	Monthly
Aspect Master	15.68%	33,897,832	3,416,617	55,997	46,397	-	-	3,314,223	Commodity Portfolio	Monthly
Graham Master	17.99%	38,911,019	2,467,199	59,641	52,519	-	-	2,355,039	Commodity Portfolio	Monthly
Altis Master	11.51%	24,885,317	629,239	93,877	50,121	-	-	485,241	Commodity Portfolio	Monthly
JEM Master	4.40%	9,513,184	931,189	431,113	49,406	-	-	450,670	Commodity Portfolio	Monthly
Boronia I, LLC	22.68%	49,042,316	(4,019,987)	1,142,117	149,616	641,217	455,860	(6,408,797)	Commodity Portfolio	Monthly

Total		$220,507,175	$5,771,950	$1,883,848	$361,238	$641,217	$455,860	$2,429,787

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014		For the three months ended September 30, 2014
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing fees	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	24.55%	$62,129,797	$1,666,146	$86,981	$21,799	$-	$-	$1,557,366	Commodity Portfolio	Monthly
Aspect Master	17.77%	44,990,232	2,277,625	21,348	23,318	-	-	2,232,959	Commodity Portfolio	Monthly
Graham Master	14.07%	35,625,655	2,009,860	18,773	11,857	-	-	1,979,230	Commodity Portfolio	Monthly
KR Master	0.00%	-	262,314	10,995	21,312	-	-	230,007	Commodity Portfolio	Monthly
Altis Master	13.67%	34,598,755	2,868,302	42,130	25,320	-	-	2,800,852	Commodity Portfolio	Monthly
JEM Master	8.33%	21,079,026	232,735	138,259	22,792	-	-	71,684	Commodity Portfolio	Monthly
Boronia I, LLC	20.81%	52,666,212	6,114,117	319,525	39,432	211,240	1,108,784	4,435,136	Commodity Portfolio	Monthly

Total		$251,089,677	$15,431,099	$638,011	$165,830	$211,240	$1,108,784	$13,307,234

	December 31, 2014		For the nine months ended September 30, 2014
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing fees	Other	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Drury Master	0.00%	$-	$(1,532,410)	$30,208	$49,587	$-	$-	$(1,612,205)	Commodity Portfolio	Monthly
Willowbridge Master	24.55%	62,129,797	864,803	217,181	54,285	-	-	593,337	Commodity Portfolio	Monthly
Aspect Master	17.77%	44,990,232	1,771,094	84,487	55,840	-	-	1,630,767	Commodity Portfolio	Monthly
Graham Master	14.07%	35,625,655	1,370,648	47,704	35,781	-	-	1,287,163	Commodity Portfolio	Monthly
KR Master	0.00%	-	1,039,067	58,328	53,580	-	-	927,159	Commodity Portfolio	Monthly
Altis Master	13.67%	34,598,755	239,239	150,745	54,530	-	-	33,964	Commodity Portfolio	Monthly
JEM Master	8.33%	21,079,026	(2,377,567)	491,817	54,268	-	-	(2,923,652)	Commodity Portfolio	Monthly
Boronia I, LLC	20.81%	52,666,212	8,299,887	803,655	98,947	530,073	1,375,148	5,492,064	Commodity Portfolio	Monthly
Kaiser Trading Company	0.00%	-	(2,966,749)	157,986	49,710	284,057	-	(3,458,502)	Commodity Portfolio	Monthly

Total		$251,089,677	$6,708,012	$2,042,111	$506,528	$814,130	$1,375,148	$1,970,095

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 25.83% to 42.62%.

The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When each contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net changes in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in investments in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Partnership capital decreased 14.6% from $253,104,986 to $216,235,038. This decrease was attributable to redemptions of 30,241.5660 Redeemable Units resulting in an outflow of $30,379,571 and the redemptions of 357.9740 General Partner Redeemable Units totaling $378,906, coupled with the net loss of $7,320,757, which was partially offset by the subscriptions of 1,151.5520 Redeemable Units totaling $1,209,286. Future redemptions could impact the amount of funds available for investment in funds in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the third quarter of 2015, the Partnership’s net asset value per unit increased 5.7% from $924.98 to $977.87 as compared to an increase of 4.4% in the same period of 2014. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $15,510,709. Gains were primarily attributable to the Funds’ trading in energy, global interest rate, metals, and currency markets and were partially offset by losses in global stock index and agricultural markets. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $15,425,555. Gains were primarily attributable to Funds’ trading in currencies, grains, indices, metals, softs and non-U.S. interest rates and were partially offset by losses in energy, livestock and U.S. interest rate.

The most significant gains were achieved within the energy markets during July, August, and September from short positions in crude oil and its related products as prices fell as increased oil production in the U.S. and Middle East added to a growing global supply glut. Within the global interest rate sector, gains were recorded primarily during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Reserve Bank’s FOMC decided to leave interest rates unchanged following its September meeting. Within the metals markets, gains were experienced during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains within the metals sector were recorded during July from short positions in copper and aluminum futures as prices declined amid investor concern of slowing demand from China. Within the currency markets, gains were achieved during July from short positions in the Canadian dollar versus the U.S. dollar as the relative value of the Canadian currency weakened amid falling commodity prices, monetary easing by the Bank of Canada, and potential interest rate increases by the U.S. Federal Reserve. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector during August from long positions in U.S., and European equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Additional losses in this sector were experienced during September from long positions in Asian equity index futures as continued concern of potential weakness in the Chinese economy pushed prices lower. Within the agricultural complex, losses were recorded during September from short positions in sugar futures as prices rallied after poor weather disrupted harvests in Brazil, the world’s top sugar producer and exporter. Additional losses during September were experienced from short positions in wheat futures as prices moved higher amid concern of potential weather-related crop damage in the U.S. Midwest.

During the Partnership’s nine months ended September 30, 2015, the net asset value per unit decreased 3.2% from $1,010.09 to $977.87 as compared to a decrease of 1.3% in the same period of 2014. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $5,753,495. Gains were primarily attributable to the Funds’ trading in currency, global interest rate, energy, and metals markets and were offset by trading losses in global stock index and agricultural futures. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $6,677,054. Gains were primarily attributable to the Funds’ trading in currencies, grains, livestock, softs and non-U.S. interest rates and were partially offset by losses in energy, indices, metals and U.S. interest rates.

The most significant losses were incurred within the global stock index sector primarily during June from long positions in U.S., European, and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Additional losses were incurred within the global stock index sector during January from long positions in U.S. equity index futures as prices fell amid concern a tumble in oil prices and slowing overseas growth would adversely affect U.S. economic output. Losses were recorded within the agricultural markets during June from short positions in corn, soybeans, and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were incurred during April from short positions in sugar and coffee futures as prices advanced as wet weather slowed harvests in Brazil. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the currency sector during January from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian currency moved lower over concerns falling oil prices would adversely affect the Canadian economy. Additional gains in this sector were also experienced during May from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell after the release of strong U.S. employment figures and as the Bank of Japan pledged to continue its quantitative easing measures. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Long positions in U.S. Treasury note futures were also profitable during January as prices advanced over investor concern a fall in crude oil prices would dampen inflation in the U.S. Additional gains were recorded from long positions in Canadian fixed income futures. Gains within the energy markets were primarily experienced during July from short positions in crude oil and its related products as prices declined amid a growing global supply glut. Within the metals markets, gains were achieved during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased $840,258 and $5,312,513, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a decrease in average net assets for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the periods. Clearing fees for the three and nine months ended September 30, 2015 decreased $94,821 and $158,263, respectively, as compared to the corresponding periods in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 were $554,074 and $1,785,803, respectively. This is a new fee implemented by the Partnership effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased $162,560 and $713,540, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to a decrease in average net assets for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $1,694,935, respectively. Trading performance for the three and nine months ended September 30, 2014 resulted in incentive fees of $0 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2015 and June 30, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2015		June 30, 2015
Graham Capital Management, L.P.	18%	$ 38,772,888	15%	$ 31,547,337
Aspect Capital Limited	16%	$ 33,794,949	17%	$ 35,990,973
Willowbridge Associates Inc.	29%	$ 64,027,190	28%	$ 60,448,354
Altis Partners (Jersey) Limited	11%	$ 24,817,350	11%	$ 23,547,614
J E Moody & Company LLC.	3%	$ 5,919,876	6%	$ 12,605,730
Boronia Capital Pty. Ltd.	23%	$ 48,902,785	23%	$ 49,125,513

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the masters funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflects the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2014.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Partnership’s total capitalization was $216,235,038.

	September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$11,007,666	5.09%
Currencies	17,519,475	8.10%
Equity	3,648,144	1.69%
Interest Rates	6,377,752	2.96%

Total	$38,553,037	17.84%

As of December 31, 2014, the Partnership’s total capitalization was $253,104,986.

	December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,776,711	4.25%
Currencies	10,289,872	4.07%
Indices	4,679,301	1.85%
Interest Rates	6,897,711	2.73%

Total	$32,643,595	12.90%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in Funds by market category as of September 30, 2015 and December 31, 2014 and the highest and lowest value at any point and the average value during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of September 30, 2015, Willowbridge Master’s total capitalization was $420,839,024. The Partnership owned approximately 15.3% of Willowbridge Master. As of September 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2015

			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$62,412,798	14.83%	$63,123,816	$22,020,457	$47,022,246
Energy	7,337,774	1.75%	8,966,578	2,001,737	5,373,423
Indices	4,251,069	1.01%	5,262,987	344,080	1,417,023
Interest Rates U.S.	3,407,089	0.81%	6,150,738	589,871	2,302,515
Interest Rates Non-U.S.	510,242	0.12%	528,790	510,242	170,081

Total	$77,918,972	18.52%

*	Average of month-end Values at Risk.

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

As of September 30, 2015, Aspect Master’s total capitalization was $62,370,079. The Partnership owned approximately 54.3% of Aspect Master. As of September 30, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,753,010	4.42%	$4,226,097	$1,388,429	$2,744,697
Energy	881,650	1.41%	1,698,510	660,660	1,139,626
Grains	336,297	0.54%	384,202	171,893	300,508
Indices	563,703	0.90%	1,033,416	476,501	686,356
Interest Rates U.S.	506,248	0.81%	642,125	344,520	555,711
Interest Rates Non-U.S.	1,517,915	2.43%	1,576,512	805,406	1,398,546
Livestock	65,175	0.11%	123,057	42,240	59,098
Metals	1,352,288	2.17%	2,140,747	1,157,264	1,578,796
Softs	348,468	0.56%	537,929	278,649	390,921

Total	$8,324,754	13.35%

*	Average of month-end Values at Risk.

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

As of September 30, 2015, Graham Master’s total capitalization was $53,839,494. The Partnership owned approximately 72.3% of Graham Master. As of September 30, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,491,295	6.48%	$4,306,895	$1,890,410	$2,803,324
Energy	688,050	1.28%	837,100	251,269	672,245
Grains	582,560	1.08%	583,000	132,024	378,165
Interest Rates U.S.	740,465	1.38%	978,753	244,465	652,428
Interest Rates Non-U.S.	1,358,053	2.52%	1,372,836	500,440	939,330
Metals	1,339,846	2.49%	1,525,931	881,435	1,237,990
Softs	396,679	0.74%	435,002	278,309	381,998
Indices	819,324	1.52%	1,985,112	819,324	1,335,348

Total	$9,416,272	17.49%

*	Average of month-end Values at Risk.

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

As of September 30, 2015, Altis Master’s total capitalization was $40,413,016. The Partnership owned approximately 61.6% of Altis Master. As of September 30, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,685,889	6.65%	$2,876,402	$2,095,691	$2,579,500
Energy	807,776	2.00%	807,776	317,820	644,089
Grains	619,112	1.53%	1,584,736	376,689	541,629
Indices	1,290,899	3.19%	2,594,991	1,219,244	1,854,718
Interest Rates U.S.	1,032,027	2.55%	1,118,118	262,214	885,425
Interest Rates Non-U.S.	880,232	2.18%	881,350	511,998	720,670
Livestock	220,242	0.54%	666,600	208,032	332,794
Metals	1,367,872	3.39%	1,872,507	1,020,019	1,468,623
Softs	1,178,047	2.92%	1,178,047	598,232	967,631

Total	$10,082,096	24.95%

*	Average of month-end Values at Risk.

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 67.4% of Altis Master. As of December 31, 2014, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

December 31, 2014
			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55%	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75%	3,309,847	105,669	1,160,262
Indices	853,780	1.66%	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51%	1,592,113	33,462	332,514
Interest Rates Non-U.S.	1,659,921	3.23%	2,147,638	159,067	874,705
Livestock	129,685	0.25%	636,728	80,245	332,206
Metals	1,952,797	3.80%	4,399,127	992,841	2,878,470
Softs	762,762	1.49%	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average month-end Value at Risk.

As of September 30, 2015, JEM Master’s total capitalization was $14,891,951. The Partnership owned approximately 63.9% of JEM Master. As of September 30, 2015 JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$775,324	5.21%	$3,330,448	$430,716	$637,336
Grains	207,185	1.39%	237,490	7,700	154,000
Livestock	166,100	1.12%	823,845	80,135	372,313
Softs	55,550	0.37%	122,375	21,780	68,365

Total	$1,204,159	8.09%

*	Average of month-end Values at Risk.

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

As of September 30, 2015 Boronia I, LLC’s total capitalization was $94,546,791. The Partnership owned approximately 51.9% of Boronia I, LLC. As of September 30, 2015 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,425,277	4.68%	$9,670,214	$2,673,839	$5,167,711
Interest Rates	3,822,929	4.04%	6,694,425	1,793,941	3,497,622
Equity	2,512,668	2.66%	7,040,494	1,217,103	3,005,205
Commodity	5,275,929	5.58%	7,086,844	2,831,084	4,862,845

Total	$16,036,803	16.96%

*	Average of month-end Values at Risk.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 50.5% of Boronia I, LLC. As of December 31, 2014, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2014
			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rates	2,965,947	2.84%	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77%	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92%	6,835,307	1,782,819	3,476,070

Total	$15,938,394	15.28%

*	Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities

Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item lA “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item lA “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2015, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	3,795.2850	$973.03	N/A	N/A
August 1, 2015 - August 31, 2015	2,009.3810	$968.12	N/A	N/A
September 1, 2015 -
September 30, 2015	3,629.2150	$977.87	N/A	N/A
	9,433.8810	$973.85

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

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with Graham from June 30,

2014 through September 30, 2015 (filed as Exhibit 10.3(b) to the Annual Report on Form 10-K filed on

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

(b)

Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2014 through September 30, 2015 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending Management Agreement with Aspect from June 30, 2014 through September 30, 2015 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Altis from June 30, 2014 through September 30, 2015 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

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

10.14

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2015