Form 10-K
period 2015-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-03-28
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☑                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.                ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☑

Limited Partnership Redeemable Units with an aggregate value of $210,973,714 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 202,690.7668 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly and through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

All trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), JE Moody & Company LLC (“JE Moody”), Boronia Capital Pty. Ltd. (“Boronia”), and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) was terminated as an advisor to the Partnership as of December 31, 2014. Drury Capital, Inc (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds. The Advisors are not affiliated with one another, the General Partner or MS&Co./CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profit, if any, net of distributions or losses, if any.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee (“General Partner fee”) (formerly, the administrative fee) in return for its services equal to 1/12th of 1% (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

On March 1, 2005, the assets allocated to Aspect for trading were invested in CMF Aspect Master Fund L.P. (“Aspect Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 131,340.8450 units of Aspect Master with cash equal to $122,786,448 and a contribution of open commodity futures and forward contracts with a fair value of $8,554,397. Aspect Master permits accounts managed by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Aspect Master. Individual and pooled accounts currently managed by Aspect, including the Partnership, are permitted to be limited partners of Aspect Master. The General Partner and Aspect believe that trading through this structure should promote efficiency and economy in the trading process.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master” and formerly CMF Willowbridge Argo Master Fund L.P.), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

On August 1, 2005, the assets allocated to Drury for trading were invested in CMF Drury Capital Master Fund L.P. (“Drury Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 120,720.7387 units of Drury Master with cash equal to $117,943,206 and a contribution of open commodity futures and forward contracts with a fair value of $2,777,533. Drury Master permitted accounts managed by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014 for cash equal to $11,948,244.

On June 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Capital Master Fund L.P. (“Graham Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 101,486.0491 units of Graham Master with cash equal to $103,008,482. Graham Master permits accounts managed by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Graham Master. Individual and pooled accounts currently managed by Graham, including the Partnership, are permitted to be limited partners of Graham Master. The General Partner and Graham believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $65,000,000. KR Master permitted commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary system which was traded on both a fundamental and technical basis, to invest together in one trading vehicle. The Partnership fully redeemed its investment in the KR Master on December 31, 2014 for cash equal to $8,902,959.

On May 1, 2011, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2013, the assets allocated to Boronia for trading were invested in Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company” and together with Boronia Trading Company, the “Trading Companies”), a limited liability company organized under the laws of the State of Delaware. The Partnership purchased an interest in Kaiser Trading Company with cash equal to $30,000,000. Kaiser Trading Company permitted accounts managed by Kaiser using the Global Diversified trading program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

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

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Cambridge Master with cash equal to $17,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2015.

Aspect Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, JEM Master’s, Boronia I, LLC’s, and Cambridge Master’s (collectively, the “Funds”) trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, certain of the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, references to Drury Master, KR Master and Kaiser I, LLC.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management fees, General Partner and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014) which were charged at the Kaiser Trading Company level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Pursuant to the terms of the management agreement with each Advisor (each a “Management Agreement”), the Partnership is obligated to pay each Advisor (except Boronia and Kaiser) a monthly management fee. The Partnership paid Drury and will pay Graham a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end Net Assets allocated to the respective Advisor. Prior to April 1, 2014, the Partnership paid Graham a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Graham. The Partnership will pay JE Moody a monthly management fee equal to 1/12 of 1.5% (5% per year) of month-end Net Assets allocated to the JE Moody. The Partnership will pay Aspect and Willowbridge a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisors. The Partnership will pay Altis a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end Net Assets allocated to Altis. Prior to August 1, 2015, the Partnership paid Altis a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to Altis. From October 2013 to December 31, 2014 the Partnership paid Krom River a monthly management fee equal to 1/12th of 1% (1% per year), of month-end Net Assets allocated to the Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2% per year. Boronia Trading Company will pay Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1/12 of 1.875% (1.875% annual rate) of Boronia Trading Company’s net assets of the Boronia Trading Company as of the first day of each month. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership will pay Boronia and Kaiser indirectly, the Partnership’s pro rata portion of the management fee of the Boronia Trading Company and Kaiser Trading Company, respectively. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay Altis, Aspect, Graham, JE Moody and Willowbridge an incentive fee, payable quarterly, equal to 20% and Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Boronia will receive an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Boronia I, LLC is allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC.

The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement. Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 1/12th of 5.5% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM (or with respect to the Trading Companies, at MS&Co.) were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s except for the Trading Companies’) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. MS&Co. has agreed to pay the Trading Companies on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that have not been received. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, General Partner fees and other expenses and any redemptions or distributions as of the end of such month.

Aspect Master, Willowbridge Master, Graham Master and Cambridge Master have entered, and Drury Master had entered into a foreign exchange brokerage agreement with MS&Co. Under the foreign exchange brokerage agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Aspect Master, Drury Master, Willowbridge Master, Graham Master and Cambridge Master.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

  (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $206,869,254.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, General Partner, ongoing selling agent and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Regulatory costs or changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have rules regarding capital requirements for swap dealers adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (the “Securities Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016, was 6,354.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2015, there were additional subscriptions of 1,201.8070 Redeemable Units totaling $1,259,286. For the twelve months ended December 31, 2014, there were additional subscriptions of 2,795.8450 Redeemable Units totaling $2,457,437. For the twelve months ended December 31, 2013, there were additional subscriptions of 10,974.3070 Redeemable Units totaling $10,139,653.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determing the applicability of the private offering exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	3,475.3860	$ 973.20	N/A	N/A
November 1, 2015 - November 30, 2015	3,828.0730	$ 1,012.59	N/A	N/A
December 1, 2015 - December 31, 2015	3,096.0820	$ 981.45	N/A	N/A
	10,399.5410	$ 990.16

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

**	Redemptions of Redeemable Units are affected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$9,695,899	$44,862,557	$25,507,734	$(34,447,602)	$(2,215,398)
Total investment income	30,065	36,299	112,023	286,872	203,814
Total expenses	(16,165,341)	(23,149,097)	(37,929,758)	(46,932,366)	(59,021,775)

Net income (loss)	$(6,439,377)	$21,749,759	$(12,310,001)	$(81,093,096)	$(61,033,359)

Increase (decrease) in net asset value per Redeemable Unit	$(28.64)	$109.81	$(27.13)	$(141.39)	$(96.48)

Net asset value per Redeemable Unit	$981.45	$1,010.09	$900.28	$927.41	$1,068.80

Total assets	$210,973,446	$260,301,062	$381,939,591	$505,985,168	$679,248,128

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2015 were: Graham — K4D-15V Program (“K4D”), Aspect — Diversified Program, Willowbridge — w/Praxis Futures Trading Approach (“Praxis”), Altis — Global Futures Portfolio Program, JE Moody — JEM Commodity Relative Value Program, Boronia — Boronia Diversified Program and Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme. As of December 31, 2015 and September 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2015		September 30, 2015
Graham Capital Management, L.P.	19%	$ 38,259,250	18%	$ 38,772,888
Aspect Capital Limited	18%	$ 37,781,441	16%	$ 33,794,949
Willowbridge Associates Inc.	23%	$ 47,673,480	29%	$ 64,027,190
Altis Partners (Jersey) Limited	11%	$ 23,375,828	11%	$ 24,817,350
J E Moody & Company LLC.	3%	$ 6,759,469	3%	$ 5,919,876
Boronia Capital Pty. Ltd.	18%	$ 36,166,787	23%	$ 48,902,785
Cambridge Master Fund L.P.	8%	$ 16,852,999	0%	$ -

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

The K4D-15V Program utilizes multiple computerized trading models and offers broad diversification in both financial and non- financial markets, trading in approximately 65-80 global markets. It is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.

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

The Diversified Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and OTC foreign exchange contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including (but not limited to) currencies, interest rates, indices, debt securities (including bonds) and commodities (including energy, metal and agricultural commodities). By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification. Generally, the Diversified Program maintains positions in the majority of markets that have been identified as being available for investment by the program. Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors. The emphasis is upon structuring a genuinely diversified set of market risk allocations that is designed to maximize the probability of returns wherever profit opportunities appear. Market exposures are monitored daily and the level of exposure of the Diversified Program in each market is quantifiable at all times and changes in accordance with market volatility and liquidity.

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

Krom River Trading Program.

Krom River traded its Commodity Program on behalf of KR Master, a systematic trading system that relied on fundamental and technical factors. The Commodity Program traded in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types included long volatility, directional and relative value. The trading instruments had been exchange-listed futures and options, which had been traded on both fundamental and technical basis. Krom River’s Commodity Program did not trade OTC instruments, nor take physical deliveries.

JE Moody & Company LLC

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

Market coverage for the JEM Commodity Relative Value Program portfolio includes crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers, and potentially other commodities. JE Moody utilizes primarily exchange-traded futures and futures options to implement its relative value trades, although trades may also be made using other instruments, such as commodity swaps or OTC derivatives contracts.

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

JE Moody attempts to manage the risk of large losses by limiting the overall portfolio leverage and the degree of exposure to any single commodity market or sector. The Commodity Relative Value portfolio typically includes about 18 to 24 active relative value trades, with the number of open positions depending on the arbitrage opportunities available. The JEM Commodity Relative Value Program trades have low mutual correlation, cover multiple markets and sectors and thus enable meaningful diversification within the JEM Commodity Relative Value Program portfolio.

When few favorable relative value trading opportunities arise in the commodity markets, or as JE Moody may determine, JE Moody may choose to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities are available, JE Moody may increase or reduce overall JEM Commodity Relative Value Program portfolio exposure.

To hedge offsetting long and short positions, JE Moody may use techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral,” “dollar neutral” or “delta neutral.” No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with well hedged positions, there is usually some residual exposure to directional market movements. JE Moody seeks to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade.

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

The Cambridge Strategy Ltd.

Cambridge trades its Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program on behalf of Cambridge Master.

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Specific Fund level performance information is included in Note 6 to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2015 through December 31, 2015, the average allocation by commodity market sector for each of the Funds were as follows:

CMF Graham Capital Master Fund L.P.
Currencies	29.6%
Energy	7.3%
Grains	4.6%
Interest Rates Non-U.S.	11.7%
Interest Rates U.S.	6.1%
Softs	3.7%
Metals	12.2%
Stock Indices	24.8%

CMF Willowbridge Master Fund L.P.
Currencies	68.4%
Energy	5.8%
Interest Rates Non-U.S.	1.2%
Interest Rates U.S.	14.4%
Softs	0.1%
Metals	1.5%
Stock Indices	8.6%

CMF Aspect Master Fund L.P.
Currencies	37.8%
Energy	10.9%
Grains	3.8%
Interest Rates Non-U.S.	13.3%
Interest Rates U.S.	3.5%
Livestock	0.9%
Metals	12.7%
Softs	3.7%
Stock Indices	13.4%

CMF Altis Partners Master Fund L.P.
Currencies	23.7%
Energy	8.9%
Grains	7.5%
Interest Rates Non-U.S.	9.0%
Interest Rates U.S.	3.1%
Livestock	3.6%
Metals	17.4%
Softs	9.5%
Stock Indices	17.3%

JEM Master Fund L.P.
Energy	63.2%
Grains	7.9%
Livestock	22.9%
Metals	1.7%
Softs	4.3%

Morgan Stanley Smith Barney Boronia I, LLC
Currencies	29.9%
Energy	9.7%
Grains	6.1%
Interest Rates Non-U.S.	12.2%
Interest Rates U.S.	4.9%
Livestock	0.4%
Metals	7.1%
Softs	5.3%
Stock Indices	24.4%

Cambridge Master Fund L.P.
Currencies	100.0%

(a) Liquidity.

The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in Funds; (ii) equity in its trading account, consisting of cash and (iii) investment in U.S. Treasury bills, at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investment in Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 53.9% of the Fund’s contracts are traded OTC.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, option and swap contracts the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any trading day.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent and management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the Partnership’s commodity broker have control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2015, 40,641.1070 Redeemable Units were redeemed totaling $40,676,735 as well as 357.9740 General Partner Redeemable Units totaling $378,906. For the year ended December 31, 2014, 155,880.9060 Redeemable Units were redeemed totaling $134,564,735 as well as 2,188.3040 General Partner Redeemable Units totaling $1,914,039. For the year ended December 31, 2013, 130,543.6340 Redeemable Units were redeemed totaling $119,733,605 as well as 973.0000 General Partner Redeemable Units redeemed totaling $902,021.

For the year ended December 31, 2015, there were additional subscriptions of 1,201.8070 Redeemable Units totaling $1,259,286. For the year ended December 31, 2014, there were additional subscriptions of 2,795.8450 Redeemable Units totaling $2,457,437. For the year ended December 31, 2013, there were additional subscriptions of 10,974.3070 Redeemable Units totaling $10,139,653.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per unit decreased 2.8% from $1010.09 to $981.45. For the year ended December 31, 2014, the net asset value per unit increased 12.2% from $900.28 to $1,010.09. For the year ended December 31, 2013, the net asset value per unit decreased 2.9% from $927.41 to $900.28.

The Partnership experienced a net trading gain of $9,695,899 before fees and expenses for the year ended December 31, 2015. Gains were primarily attributed to the Funds’ trading in energy, currency, metals, and global interest rate markets and were offset by trading losses in global stock index and agricultural futures. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the global stock index sector during June from long positions in U.S., European, and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Losses within this sector were also recorded during December from long positions in U.S., European, and Asian equity index futures as prices fell after weakness in Chinese economic data revived concern about the stability of the global economy. Additional losses were incurred within the global stock index sector during January from long positions in U.S. equity index futures as prices fell amid concern a tumble in oil prices and slowing overseas growth would adversely affect U.S. economic output. Losses were recorded within the agricultural markets during June from short positions in corn, soybeans, and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. Additional losses were incurred during April from short positions in sugar and coffee futures as prices advanced as wet weather slowed harvests in Brazil. The Partnership’s losses for the year were offset by gains achieved within the energy markets during November and December from short positions in crude oil and its related products as prices weakened after the OPEC nations failed to cut production amid a growing global supply glut. Additional gains were experienced during July from short positions in crude oil and its related products as prices declined as production levels in the U.S. reached record levels. Further gains in this sector were recorded during January, March, August, September, and October. Within the currency sector, gains were recorded during January from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian currency moved lower over concerns falling oil prices would adversely affect the Canadian economy. Additional gains in this sector were experienced during May from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell after the release of strong U.S. employment figures and as the Bank of Japan pledged to continue its quantitative easing measures. Within the metals markets, gains were achieved during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation the European Central Bank would increase its quantitative easing measures to stimulate the Eurozone’s stagnant economy. Long positions in U.S. Treasury note futures were also profitable during January as prices advanced over investor concern a fall in crude oil prices would dampen inflation in the U.S. Additional gains were recorded from long positions in Canadian fixed income futures during January.

The Partnership experienced a net trading gain of $44,862,557 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributed to the Funds’ trading in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in metals and indices. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC and Kaiser I, LLC) brokerage account was earned at a rate equal to the monthly average of the 4 week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC and credited Kaiser I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC or Kaiser I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. All interest accrued on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership. Interest income for the three months ended December 31, 2015 increased by $6,269 and decreased for the twelve months ended December 31, 2015 by $6,234, as compared to the corresponding periods in 2014. The increase in interest income for the three months is primarily due to the Partnership’s investment in U.S. Treasury bills during the three months ended December 31, 2015, as compared to the corresponding periods in 2014 and the decrease for the twelve months is due to lower average daily equity maintained in the Partnership’s account during the twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/the Funds nor MS&Co. had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased $199,683 and $5,512,196, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to a decrease in average net assets and a reduction to the ongoing selling agent fee rate for the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $100,012, as compared to the corresponding period in 2014. The decrease in General Partner fees for the three months ending December 31, 2015 is primarily due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 was $2,324,802. This is a new fee implemented by the Partnership effective October 1, 2014.

Certain clearing fees are based on the number of trades executed by an Advisor for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2015 decreased by $145,745 and $304,008, respectively, as compared to the corresponding periods in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2015 decreased $151,157 and $864,697, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to a decrease in average net assets for the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $1,694,935, respectively. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership; the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $655,176 and $603,840, respectively.

The Partnership experienced a net trading gain of $25,507,734 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributed to the Funds’ trading in currencies, grains, U.S. interest rates, metals, softs and indices and were partially offset by losses in energy, non-U.S. interest rates and livestock. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

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

In allocating the assets of the Partnership among the trading advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “overview” section of this Item 7.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, directly or indirectly through its investment in the Funds, are exposed to market risk and credit risk, which arise in the normal course of their business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Funds’ Investments. All commodity interests including derivative financial instruments and derivative commodity instruments, held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the year ended December 31, 2015 and 2014, there were no transfers of assets and liabilities between Level 1 and Level 2.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses.

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Introduction

All the Partnership assets are subject to the risk of trading loss directly and indirectly through its investment in the Funds. The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

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

Materiality as used in this section, “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

In quantifying the Partnership’s/Funds’ Value at Risk, a 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $206,869,254.

	December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$10,323,796	4.99%
Currencies	25,986,493	12.56
Equity	3,491,933	1.69
Interest Rates	3,981,536	1.93

Total	$43,783,758	21.17%

As of December 31, 2014, the Partnership’s total capitalization was $253,104,986.

	December 31, 2014
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$10,776,711	4.25%
Currencies	10,289,872	4.07
Indices	4,679,301	1.85
Interest Rates	6,897,711	2.73

Total	$32,643,595	12.90%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 13.7% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Value at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 19.7% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 55.3% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,828,841	5.59%	$7,618,931	$621,769	$4,403,903
Energy	1,762,255	2.57	1,969,743	529,815	1,264,041
Grains	659,130	0.96	659,130	169,143	465,015
Indices	1,018,193	1.49	3,365,637	476,501	1,708,786
Interest Rates U.S.	131,024	0.19	700,590	89,018	389,407
Interest Rates Non-U.S.	1,272,166	1.86	2,845,509	676,060	1,469,168
Livestock	142,395	0.21	197,120	42,240	94,870
Metals	1,538,342	2.25	2,140,747	635,320	1,398,537
Softs	233,924	0.34	609,644	131,849	411,387

Total	$10,586,270	15.46%

*	Annual average of month-end Value at Risk.

As of December 31, 2014, Aspect Master’s total capitalization was $78,370,668. The Partnership owned approximately 57.4% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$5,363,857	6.84%	$8,988,668	$4,216,734	$6,042,682
Energy	1,391,555	1.78	2,217,050	350,285	1,038,970
Grains	177,860	0.23	1,084,329	177,860	478,736
Indices	1,694,021	2.16	3,786,974	433,618	2,147,069
Interest Rates U.S.	278,316	0.35	802,798	81,696	376,114
Interest Rates Non-U.S.	2,657,992	3.39	3,729,772	757,202	2,139,887
Livestock	115,830	0.15	217,350	29,040	109,643
Metals	641,723	0.82	1,569,663	534,577	901,895
Softs	453,010	0.58	478,791	169,885	351,314

Total	$12,774,164	16.30%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Graham Master’s total capitalization was $52,801,159. The Partnership owned approximately 72.7% of Graham Master. As of December 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$2,331,119	4.41%	$4,887,561	$58,036	$2,513,001
Energy	995,500	1.89	1,134,705	243,890	726,523
Grains	534,820	1.01	621,445	112,442	430,838
Interest Rates U.S.	596,349	1.13	978,753	105,005	597,937
Interest Rates Non-U.S.	727,596	1.38	2,292,571	460,683	1,021,590
Metals	1,463,801	2.77	1,669,559	477,532	1,136,890
Softs	207,143	0.39	455,751	167,284	332,299
Indices	2,026,718	3.84	3,493,786	819,324	2,118,829

Total	$8,883,046	16.82%

*	Annual average of month-end Value at Risk.

As of December 31, 2014, Graham Master’s total capitalization was $48,491,666. The Partnership owned approximately 73.5% of Graham Master. As of December 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,524,892	7.27%	$7,408,178	$160,727	$4,099,735
Energy	994,978	2.05	1,183,518	161,238	757,584
Grains	230,806	0.48	710,585	226,314	447,027
Indices	3,197,084	6.59	4,267,882	1,802,855	3,229,694
Interest Rates U.S.	684,915	1.41	922,384	375,684	646,928
Interest Rates Non-U.S.	2,292,571	4.73	2,318,863	695,485	1,720,207
Metals	658,941	1.36	2,154,978	360,017	1,169,173
Softs	333,883	0.69	584,007	137,321	266,647

Total	$11,918,070	24.58%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Altis Master’s total capitalization was $44,314,279. The Partnership owned approximately 59.74% of Altis Master. As of December 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$3,619,547	8.17%	$4,043,379	$762,004	$2,314,790
Energy	486,097	1.10	1,849,188	317,820	823,518
Grains	903,643	2.04	1,584,736	341,578	683,784
Indices	1,354,076	3.05	2,594,991	430,768	1,621,815
Interest Rates U.S.	71,280	0.16	1,118,118	2,079	312,585
Interest Rates Non-U.S.	931,757	2.10	1,742,647	196,947	787,732
Livestock	380,936	0.86	802,340	81,978	355,740
Metals	1,967,779	4.44	2,182,160	655,693	1,639,449
Softs	1,094,704	2.47	1,320,826	331,654	907,082

Total	$10,809,819	24.39%

*      Annual average of month-end Value at Risk.

As of December 31, 2014, Altis Master’s total capitalization was $51,362,633. The Partnership owned approximately 67.4% of Altis Master. As of December 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$762,004	1.49%	$2,500,488	$676,543	$1,240,735
Energy	795,517	1.55	2,239,925	225,837	1,246,149
Grains	1,413,845	2.75	3,309,847	105,669	1,160,262
Indices	853,780	1.66	4,747,619	490,193	2,482,617
Interest Rates U.S.	261,305	0.51	1,592,113	33,462	332,514
Interest Rates Non-U.S.	1,659,921	3.23	2,147,638	159,067	874,705
Livestock	129,685	0.25	636,728	80,245	332,206
Metals	1,952,797	3.80	4,399,127	992,841	2,878,470
Softs	762,762	1.49	1,336,257	553,594	890,767

Total	$8,591,616	16.73%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, JEM Master’s total capitalization was $11,125,506. The Partnership owned approximately 61.0% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Energy	50,386	0.45%	3,600,762	30,861	638,968
Grains	114,400	1.03	312,510	7,700	117,038
Livestock	296,505	2.66	884,015	20,790	395,455
Softs	49,555	0.45	200,695	3,300	87,216

Total	$510,846	4.59%

*      Annual average of month-end Value at Risk.

As of December 31, 2014, JEM Master’s total capitalization was $29,876,004. The Partnership owned approximately 70.6% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Energy	$1,038,399	3.48%	$4,200,379	$638,660	$1,707,162
Grains	67,100	0.22	631,126	6,008	120,137
Livestock	821,645	2.75	1,089,315	24,750	336,630
Softs	119,955	0.40	267,465	4,290	65,936

Total	$2,047,099	6.85%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 48.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	5,810,883	7.83%	9,670,214	2,053,234	5,191,005
Interest Rates	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.66%

*        Annual average of month-end Value at Risk.

As of December 31, 2014, Boronia I, LLC’s total capitalization was $104,262,934. The Partnership owned approximately 50.5% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$4,957,331	4.75%	$11,301,501	$984,987	$4,077,565
Interest Rates	2,965,947	2.84	5,475,674	647,220	2,547,225
Equity	2,889,921	2.77	9,013,937	712,546	3,468,454
Commodity	5,125,195	4.92	6,835,307	1,782,819	3,476,070

Total	$15,938,394	15.28%

*	Annual average of month-end Value at Risk.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 28.3% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirement on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of the Partnership’s/Funds’ positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, “Item 7A. Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures and forward positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership/Funds also take futures positions on the government debt of smaller nations (e.g., Australia).

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2015 the Partnership’s/Funds’ primary exposures were in the Chicago Mercantile Exchange (CME) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2015.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Swiss francs, Euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to manage the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Condensed Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Tactical Diversified Futures Fund L.P

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Tactical Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

Assets:
Investment in Funds, at fair value (Note 6)	$210,548,183	$251,089,677
Redemptions receivable from Funds	-	8,902,959
Equity in trading account:
Cash (Note 3c)	425,263	308,426

Total assets	$210,973,446	$260,301,062

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee (Note 3c)	$351,622	$433,835
Management fees (Note 3b)	222,936	271,280
Incentive fees (Note 3b)	-	1,468,835
General Partner fees (Note 3a)	175,255	216,340
Professional fees	315,729	259,575
Redemptions payable to Limited Partners (Note 7)	3,038,650	4,546,211

Total liabilities	4,104,192	7,196,076

Partners’ Capital (Notes 1 and 6):
General Partner, 2,477.6854 and 2,835.6594 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	2,431,723	2,864,272
Limited Partners, 208,301.6758 and 247,740.9758 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	204,437,531	250,240,714

Total partners’ capital	206,869,254	253,104,986

Total liabilities and partners’ capital	$210,973,446	$260,301,062

Net asset value per Redeemable Unit	$981.45	$1,010.09

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
Investment in Funds	Fair value	Capital
CMF Willowbridge Master Fund L.P.	$47,827,925	23.12%
CMF Aspect Master Fund L.P.	37,891,702	18.31
CMF Graham Capital Master Fund L.P.	38,390,905	18.56
CMF Altis Partners Master Fund L.P.	26,474,103	12.80
JEM Master Fund L.P.	6,784,895	3.28
Morgan Stanley Smith Barney Boronia I, LLC	36,257,683	17.53
Cambridge Master Fund L.P.	16,920,970	8.18

Total investment in Funds, at fair value	$210,548,183	101.78%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2014

		% of Partners’
Investment in Funds	Fair value	Capital
CMF Willowbridge Master Fund L.P.	$62,129,797	24.55%
CMF Aspect Master Fund L.P.	44,990,232	17.77
CMF Graham Capital Master Fund L.P.	35,625,655	14.07
CMF Altis Partners Master Fund L.P.	34,598,755	13.67
JEM Master Fund L.P.	21,079,026	8.33
Morgan Stanley Smith Barney Boronia I, LLC	52,666,212	20.81

Total investment in Funds, at fair value	$251,089,677	99.20%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Funds	$30,065	$36,299	$112,023

Expenses:
Expenses allocated from Funds	4,018,497	8,057,422	6,589,976
Ongoing selling agent fees (Note 3c)	4,664,139	10,176,335	24,446,857
General Partner fees (Note 3a)	2,324,802	639,011	-
Management fees (Note 3b)	2,807,792	3,672,489	6,332,311
Incentive fees (Note 3b)	1,694,935	-	214,722
Professional fees	655,176	603,840	345,892

Total expenses	16,165,341	23,149,097	37,929,758

Net investment income (loss)	(16,135,276)	(23,112,798)	(37,817,735)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on closed contracts allocated from Funds	20,924,263	42,270,714	17,025,029
Net change in unrealized gains (losses) on open contracts allocated from Funds	(11,228,364)	2,591,843	8,482,705

Total trading results	9,695,899	44,862,557	25,507,734

Net income (loss)	$(6,439,377)	$21,749,759	$(12,310,001)

Net income (loss) per Redeemable Unit (Note 7)*	$(28.64)	$109.81	$(27.13)

Weighted average Redeemable Units outstanding	232,010.8995	329,443.1807	478,297.7823

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2015, 2014 and 2013

	Limited	General
	Partners	Partner	Total
Partners’ Capital, December 31, 2012	$482,620,894	$5,561,644	$488,182,538
Net income (loss)	(12,173,352)	(136,649)	(12,310,001)
Subscriptions of 10,974.3070 Redeemable Units	10,139,653	-	10,139,653
Redemptions of 130,543.6340 Redeemable Units	(119,733,605)	-	(119,733,605)
Redemptions of 973.0000 General Partner Redeemable Units	-	(902,021)	(902,021)

Partners’ Capital, December 31, 2013	360,853,590	4,522,974	365,376,564
Net income (loss)	21,494,422	255,337	21,749,759
Subscriptions of 2,795.8450 Redeemable Units	2,457,437	-	2,457,437
Redemptions of 155,880.9060 Redeemable Units	(134,564,735)	-	(134,564,735)
Redemptions of 2,188.3040 General Partner Redeemable Units	-	(1,914,039)	(1,914,039)

Partners’ Capital, December 31, 2014	250,240,714	2,864,272	253,104,986
Net income (loss)	(6,385,734)	(53,643)	(6,439,377)
Subscriptions of 1,201.8070 Redeemable Units	1,259,286	-	1,259,286
Redemptions of 40,641.1070 Redeemable Units	(40,676,735)	-	(40,676,735)
Redemptions of 357.9740 General Partner Redeemable Units	-	(378,906)	(378,906)

Partners’ Capital, December 31, 2015	$204,437,531	$2,431,723	$206,869,254

Net asset value per Redeemable Unit:

2013:	$900.28

2014:	$1,010.09

2015:	$981.45

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

1.	Partnership Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership indirectly through its investment in the Funds (as defined in Note 6 “Investment in Funds”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

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

All trading decisions were made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Altis Partners (Jersey) Limited (“Altis”), JE Moody & Company LLC (“JE Moody”), Boronia Capital Pty. Ltd. (“Boronia”), and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) was terminated as an advisor to the Partnership as of December 31, 2014. Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) were terminated as advisors to the Partnership as of June 30, 2014. References herein to “Advisors,” may include, as relevant, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

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

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions or losses, if any.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

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

c.

Partnership’s Investments. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Funds’ Investments. All commodity interests including derivative financial instruments and derivative commodity instruments, held by the Partnership and the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standard Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

g.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

h.

Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

i.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees were previously reported separately as professional fees and other in the Statements of Financial Condition and Statements of Income and Expenses. Amounts reported as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other expenses in the Statements of Income and Expenses. In addition, management fees and incentive fees allocated from Boronia previously included within management fees and incentive fees are now included with expenses allocated from Funds in the Statements of Income and Expenses. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Funds which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

j.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 10 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) (formerly, the administrative fees) in return for its services equal to 1/12th of 1% (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The Partnership paid Drury and will pay Graham a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end Net Assets allocated to the Advisor. Prior April 1, 2014, the Partnership paid Graham a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership paid JE Moody a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Partnership will pay Aspect and Willowbridge a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisors. The Partnership will pay Altis a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end Net Assets allocated to Altis. Prior to August 1, 2015, the Partnership paid Altis a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to Altis. From October 2013 to December 31, 2014 the Partnership paid Krom River a monthly management fee equal to 1/12th of 1% (1% per year), of month-end Net Assets allocated to the Advisor. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2% per year. Boronia Trading Company will pay Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership will pay Boronia and Kaiser indirectly, the Partnership’s pro rata portion of the management fee of the Boronia Trading Company and Kaiser Trading Company (together with the Boronia Trading Company, the “Trading Companies,”) respectively (as both are defined in Note 6, “Investments in Funds”). Month-end Net Assets, for the purpose of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fees and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay Altis, Aspect, Graham, JE Moody and Willowbridge an incentive fee, payable quarterly, equal to 20% and Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Boronia will receive an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Boronia I, LLC is allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreements/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 1/12th of 5.5% (5.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM (or with respect to the Trading Companies, at MS&Co.) were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s except for the Trading Companies’) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

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

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee, other expenses and any redemptions or distributions as of the end of such month.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, CMF Graham Capital Master Fund L.P. (“Graham Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. In the second quarter of 2013, CMF Aspect Master Fund L.P. (“Aspect Master”) and CMF Drury Capital Master Fund L.P. (“Drury Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. Graham Master, Aspect Master and Drury Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013 and Graham Master commenced futures trading through an account at MS&Co on or about June 17, 2013. During the first quarter of 2014, Willowbridge Master Fund L.P. (“Willowbridge Master”) also entered into a foreign exchange brokerage account agreement with MS&Co. During the third quarter of 2013, Drury Master, Willowbridge Master, Aspect Master, KR Master Fund L.P. (“KR Master”) and CMF Altis Partners Master Fund L.P. (“Altis Master”) entered into a futures brokerage account agreement with MS&Co. Dury Master, Willowbridge Master, Aspect Master, KR Master and Altis Master commenced futures trading through accounts at MS&Co on or about July 8, 2013, July 29, 2013, July 15, 2013, August 5, 2013 and July 29, 2013, respectively. JEM Master Fund L.P. (“JEM Master”) entered in a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013. Morgan Stanley Smith Barney Boronia I, LLC continues to be, and Morgan Stanley Smith Barney Kaiser I, LLC was, parties to a futures brokerage account agreement with MS&Co.

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreements between CGM and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees are, and brokerage commissions were, calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the year ended December 31, 2015 and 2014, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in Willowbridge Master (formerly CMF Willowbridge Argo Master Fund L.P.), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 95,795.8082 units of Willowbridge Master with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. Willowbridge Master permits accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge have agreed that Willowbridge will trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System.

Tactical Diversified Futures Fund L.P.

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

On January 1, 2013, the assets allocated to Boronia for trading were invested in Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The General Partner and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company” and together with the Boronia Trading Company, the “Trading Companies”), a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permitted accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master Fund L.P. (Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Cambridge Master with cash equal to $17,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2015.

Aspect Master’s, Willowbridge Master’s, Graham Master’s, Altis Master’s, JEM Master’s, Boronia I, LLC’s, and Cambridge Master’s (collectively, the “Funds”) trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, certain of the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, references to Drury Master, KR Master and Kaiser I, LLC.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, General Partner and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014) which were charged at the Kaiser Trading Company level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 19.7% of Willowbridge Master, 57.4% of Aspect Master, 73.5% of Graham Master, 73.4% of KR Master (prior to its redemption on December 31, 2014), 67.4% of Altis Master, 70.6% of JEM Master and 50.5% of Boronia I, LLC. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Willowbridge Master	$366,002,932	$17,302,983	$348,699,949
Aspect Master	68,986,804	521,227	68,465,577
Graham Master	52,819,144	17,985	52,801,159
Altis Master	44,778,165	463,886	44,314,279
JEM Master	11,192,959	67,453	11,125,506
Boronia I, LLC	74,378,857	119,223	74,259,634
Cambridge Master	59,992,404	282,482	59,709,922

	December 31, 2014
			Total Partners’
	Total Assets	Total Liabilities	Capital
Willowbridge Master	$332,179,217	$16,638,854	$315,540,363
Aspect Master	78,421,434	50,766	78,370,668
Graham Master	68,175,989	19,684,323	48,491,666
KR Master	12,415,386	12,415,386	-
Altis Master	51,413,912	51,279	51,362,633
JEM Master	29,918,670	42,666	29,876,004
Boronia I, LLC	106,126,940	1,864,006	104,262,934

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the Year Ended December 31, 2015
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Willowbridge Master	$(783,256)	$6,652,400	$5,869,144
Aspect Master	(225,822)	8,457,822	8,232,000
Graham Master	(195,170)	3,492,009	3,296,839
Altis Master	(290,420)	1,080,015	789,595
JEM Master	(865,124)	1,989,416	1,124,292
Boronia I, LLC	(5,553,365)	(1,907,916)	(7,461,281)
Cambridge Master	(86,844)	9,062,618	8,975,774

	For the Year Ended December 31, 2014
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Drury Master	$(89,782)	$(1,655,418)	$(1,745,200)
Willowbridge Master	(688,357)	46,239,150	45,550,793
Aspect Master	(296,488)	19,798,779	19,502,291
Graham Master	(242,965)	16,201,289	15,958,324
KR Master	(159,030)	893,723	734,693
Altis Master	(359,914)	5,510,697	5,150,783
JEM Master	(1,002,655)	(1,233,774)	(2,236,429)
Boronia I, LLC	(8,018,719)	25,120,740	17,102,021
Kaiser I, LLC	(868,868)	(5,469,979)	(6,338,847)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds are shown in the following tables.

	December 31, 2015		For the year ended December 31, 2015
				Expenses
	% of Partnership’s							Net
	Net	Fair	Income			Management	Incentive	Income	Investment	Redemptions
Funds	Assets	Value	(Loss)	Clearing Fees	Other	Fee	Fee	(Loss)	Objective	Permitted
									Commodity
Willowbridge Master	23.12%	$47,827,925	$1,057,948	$129,770	$14,998	$-	$-	$913,180	Portfolio	Monthly
									Commodity
Aspect Master	18.31%	37,891,702	4,617,152	73,252	52,750	-	-	4,491,150	Portfolio	Monthly
									Commodity
Graham Master	18.56%	38,390,905	2,446,215	79,626	62,130	-	-	2,304,459	Portfolio	Monthly
									Commodity
Altis Master	12.80%	26,474,103	812,714	129,062	54,994	-	-	628,658	Portfolio	Monthly
									Commodity
JEM Master	3.28%	6,784,895	1,404,720	506,338	55,587	-	-	842,795	Portfolio	Monthly
									Commodity
Boronia I, LLC	17.53%	36,257,683	(533,992)	1,402,168	189,514	812,211	455,860	(3,393,745)	Portfolio	Monthly
									Commodity
Cambridge Master	8.18%	16,920,970	(78,793)	800	(563)	-	-	(79,030)	Portfolio	Monthly

Total		$210,548,183	$9,725,964	$2,321,016	$429,410	$812,211	$455,860	$5,707,467

	December 31, 2014		For the year ended December 31, 2014
				Expenses
	% of Partnership’s							Net
	Net	Fair	Income			Management	Incentive	Income	Investment	Redemptions
Funds	Assets	Value	(Loss)	Clearing Fees	Other	Fee	Fee	(Loss)	Objective	Permitted
									Commodity
Drury Master	0.00%	$-	$(1,532,410)	$30,208	$49,587	$-	$-	$(1,612,205)	Portfolio	Monthly
									Commodity
Willowbridge Master	24.55%	62,129,797	13,565,103	298,476	64,050	-	-	13,202,577	Portfolio	Monthly
									Commodity
Aspect Master	17.77%	44,990,232	11,266,656	108,668	83,999	-	-	11,073,989	Portfolio	Monthly
									Commodity
Graham Master	14.07%	35,625,655	8,260,756	66,382	52,688	-	-	8,141,686	Portfolio	Monthly
									Commodity
KR Master	0.00%	-	632,424	66,420	75,744	-	-	490,260	Portfolio	Monthly
									Commodity
Altis Master	13.67%	34,598,755	3,357,993	190,568	81,196	-	-	3,086,229	Portfolio	Monthly
									Commodity
JEM Master	8.33%	21,079,026	(806,742)	631,720	81,982	-	-	(1,520,444)	Portfolio	Monthly
									Commodity
Boronia I, LLC	20.81%	52,666,212	13,121,825	1,074,596	143,421	768,327	3,697,637	7,437,844	Portfolio	Monthly
									Commodity
Kaiser I, LLC	0.00%	-	(2,966,749)	157,986	49,710	284,057	-	(3,458,502)	Portfolio	Monthly

Total		$251,089,677	$44,898,856	$2,625,024	$682,377	$1,052,384	$3,697,637	$36,841,434

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized and unrealized gains (losses)	$40.15	$181.53	$51.89
Net investment loss	(68.79)	(71.72)	(79.02)

Increase (decrease) for the year	(28.64)	109.81	(27.13)
Net asset value per Redeemable Unit, beginning of year	1,010.09	900.28	927.41

Net asset value per Redeemable Unit, end of year	$981.45	$1,010.09	$900.28

	2015	2014	2013
Ratios to average net assets:
Net investment loss*	(7.0)%	(8.2)%	(8.7)%

Operating expense	6.1%	6.9%	8.2%
Incentive fees	0.9%	1.3%	0.5%

Total expenses	7.0%	8.2%	8.7%

Total return:
Total return before incentive fees	(1.9)%	13.5%	(2.4)%
Incentive fees	(0.9)%	(1.3)%	(0.5)%

Total return after incentive fees	(2.8)%	12.2%	(2.9)%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and include the income and expenses allocated from the Funds.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

9.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in Funds, are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values re based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 53.9% of the Fund’s contracts are traded OTC.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses.

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

10.	Subsequent Events:

Effective January 1, 2016, the monthly management fee paid to JE Moody was reduced to 1/12th of 1.5% (1.5% per year).

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$3,942,404	$15,510,709	$(28,443,934)	$18,686,720
Total investment income	11,610	12,278	2,701	3,476
Total expenses	(3,072,634)	(3,366,321)	(3,679,406)	(6,046,980)

Net income (loss)	$881,380	$12,156,666	$(32,120,639)	$12,643,216

Increase (decrease) in net asset value per Redeemable Unit	$3.58	$52.89	$(135.94)	$50.83

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$38,185,503	$15,425,555	$11,645,184	$(20,393,685)
Total investment income	5,341	5,544	7,794	17,620
Total expenses	(6,222,541)	(5,041,436)	(4,676,256)	(7,208,864)

Net income (loss)	$31,968,303	$10,389,663	$6,976,722	$(27,584,929)

Increase (decrease) in net asset value per Redeemable Unit	$121.64	$37.76	$19.79	$(69.38)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. For the year ended December 31, 2015, as compensation for its services, the Partnership paid the General Partner General Partner fees, as described under “Item 1. Business.” During the fourth quarter of 2015, the General Partner earned $538,999 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $4,664,139 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. earned $2,321,016 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $3,620,003 in management fees and $2,150,795 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

General Partner Redeemable Units	General Partner	2,477.6854	1.18%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$325,200
2014	$302,600

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Condensed Schedules of Investments at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

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

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

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

(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co. (filed as Exhibit 10.1(b) to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2	Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York(file as Exhibit 10.2 to the Form 10-K filed on March 27, 2013).

(a)	Fifth Amendment to the Escrow Agreement among the Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Form 10-K filed on March 27, 2013).

10.3	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration on Form S-1 filed on December 20, 2002).

(a)	Letter from the General Partner extending Management Agreement with Graham from June 30, 2015 through June 30, 2016 (dated June 1, 2015 and filed herewith).

(b)

Amendment No. 1 to the Management Agreement between the Partnership, the General Partner and Graham, effective April, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration on Form S-1 filed on December 20, 2002).

(a)

Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013).

(b)	Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2015 through June 30, 2016 (dated June 1, 2015 and filed herewith).

10.5	Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre- Effective Amendment No. 1 to the Registration on Form S-1 filed on February 14, 2003).

(a)

Letter from the General Partner extending Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5(a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Aspect from June 30, 2015 through June 30, 2016 (dated June 1, 2015 and filed herewith).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending Management Agreement with Altis from June 30, 2015 through June 30, 2016 (dated June 1, 2015 and filed herewith).

(b)	Amendment to the Management Agreement dated August 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Krom River from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed as Exhibit 10.10(a) to the Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b)

Amendment to the Management Agreement dated October 1, 2013, by and among the Partnership, the General Partner and Krom River (filed as exhibit 10.1 to the current report on From 8-K filed on October 7, 2013 and incorporated herein by reference).

10.11

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

10.15	Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Form 8-K filed on December 4, 2015 and incorporated herein by reference).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Willowbridge Master Fund L.P.

99.3	Financial Statements of CMF Graham Capital Master Fund L.P.

99.4	Financial Statements of CMF Altis Partners Master Fund L.P.

99.5	Financial Statements of JEM Master Fund L.P.

99.6	Financial Statements of Morgan Stanley Smith Barney Boronia I, LLC.

99.7	Financial Statements of Cambridge Master Fund L.P.

  The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference:

  31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

  31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

  32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

  32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.