Form 10-Q
period 2016-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-05-12
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer     Accelerated filer _     Non-accelerated filer X     Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No X

As of April 30, 2016, 195,394.1408 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets:

Investment in the Funds(1), at fair value	$201,459,056	$210,548,183
Cash at MS&Co.	396,947	425,263
Cash at bank	802	-

Total assets	$201,856,805	$210,973,446

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$336,428	$351,622
Management fees	223,060	222,936
Incentive fees	188,689	-
General Partner fees	167,655	175,255
Professional fees	334,687	315,729
Redemptions payable to Limited Partners	4,060,538	3,038,650

Total liabilities	5,311,057	4,104,192

Partners’ Capital:
General Partner, 2,477.6854 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	2,422,591	2,431,723
Limited Partners, 198,537.8678 and 208,301.6758 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	194,123,157	204,437,531

Total partners’ capital (net asset value)	196,545,748	206,869,254

Total liabilities and partners’ capital	$201,856,805	$210,973,446

Net asset value per Redeemable Unit	$977.76	$981.45

(1) Defined in Note 1.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

March 31, 2016

(Unaudited)

		% of Partners’
Investment in the Funds	Fair value	Capital
CMF Willowbridge Master Fund L.P.	$47,026,761	23.93%
CMF Aspect Master Fund L.P.	29,849,993	15.19
CMF Graham Capital Master Fund L.P.	32,279,896	16.42
CMF Altis Partners Master Fund L.P.	23,736,343	12.08
JEM Master Fund L.P.	9,443,230	4.80
Morgan Stanley Smith Barney Boronia I, LLC	24,208,198	12.32
Cambridge Master Fund L.P.	34,914,635	17.76

Total investment in the Funds	$201,459,056	102.50%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

		% of Partners’
Investment in the Funds	Fair value	Capital
CMF Willowbridge Master Fund L.P.	$47,827,925	23.12%
CMF Aspect Master Fund L.P.	37,891,702	18.31
CMF Graham Capital Master Fund L.P.	38,390,905	18.56
CMF Altis Partners Master Fund L.P.	26,474,103	12.80
JEM Master Fund L.P.	6,784,895	3.28
Morgan Stanley Smith Barney Boronia I, LLC	36,257,683	17.53
Cambridge Master Fund L.P.	16,920,970	8.18

Total investment in the Funds	$210,548,183	101.78%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment Income:
Interest income allocated from the Funds	$96,513	$3,476

Expenses:
Expenses allocated from the Funds	576,405	1,399,368
Ongoing selling agent fees	1,044,238	1,314,009
General Partner fees	520,464	655,064
Management fees	669,262	797,465
Incentive fees	188,689	1,694,935
Professional fees	150,704	186,139

Total expenses	3,149,762	6,046,980

Net investment income (loss)	(3,053,249)	(6,043,504)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	3,073,364	23,471,971
Net change in unrealized gains (losses)on open contracts allocated from the Funds	(628,622)	(4,785,251)

Total trading results	2,444,742	18,686,720

Net income (loss)	(608,507)	12,643,216
Subscriptions — Limited Partners	-	83,786
Redemptions — Limited Partners	(9,714,999)	(12,626,946)
Redemptions — General Partner	-	(378,906)

Net increase (decrease) in Partners’ Capital	(10,323,506)	(278,850)
Partners’ Capital, beginning of period	206,869,254	253,104,986

Partners’ Capital, end of period	$196,545,748	$252,826,136

Net asset value per Redeemable Unit (201,015.5532 and 238,308.7182 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$977.76	$1,060.92

Net income (loss) per Redeemable Unit*	$(3.69)	$50.83

Weighted average Redeemable Units outstanding	207,876.4729	246,771.4699

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership indirectly through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or with respect to Boronia Trading Company (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

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

Between March 27, 2003 (commencement of the public offering period) and April 30, 2003, 36,616 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to publicly offer 300,000 Redeemable Units during the initial public offering period. As of December 4, 2003, the Partnership was authorized to publicly offer an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to publicly offer an additional 1,000,000 Redeemable Units. As of June 30, 2005, the Partnership was authorized to publicly offer the 2,000,000 Redeemable Units previously registered. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Altis Partners Master Fund L.P. (“Altis Master”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), Cambridge Master Fund L.P. (“Cambridge Master”) and JEM Master Fund L.P. (“JEM Master”) entered in a futures brokerage account agreement with MS&Co. Graham Master, Aspect Master, Willowbridge Master, Altis Master, Boronia I, LLC, Cambridge Master and JEM Master are collectively referred to as the “Funds”. Graham Master, Aspect Master, Willowbridge Master, Boronia I, LLC and Cambridge Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”)(as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted net assets. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investments. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services — Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as expenses allocated from Funds were previously reported separately as clearing fees allocated from Funds and as part of other expenses in the Statements of Income and Expenses and Changes in Partners’ Capital. In addition, management fees and incentive fees allocated from Boronia previously included within management fees and incentive fees are now included with expenses allocated from Funds in the Statements of Income and Expenses and Changes in Partners’ Capital. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. Additionally, the net investment loss ratio previously presented without the effects of incentive fees is now presented with the effects of incentive fees.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015

Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$10.97	$75.27
Net investment loss	(14.66)	(24.44)

Increase (decrease) for the period	(3.69)	50.83
Net asset value per Redeemable Unit, beginning of period	981.45	1,010.09

Net asset value per Redeemable Unit, end of period	$977.76	$1,060.92

	Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.6)%	(7.0)%

Operating expense	5.8%	6.2%
Incentive fees	0.1%	0.8%

Total expenses	5.9%	7.0%

Total return:
Total return before incentive fees	(0.3)%	5.8%
Incentive fees	(0.1)%	(0.8)%

Total return after incentive fees	(0.4)%	5.0%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Funds.

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

The futures brokerage account agreement with MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s respective percentage ownership of each Fund. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership.

There were no direct investments at March 31, 2016 and December 31, 2015.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

On January 1, 2013, the assets allocated to Boronia for trading were invested in Boronia I, LLC, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The Trading Manager and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Cambridge Master with cash equal to $17,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2016.

The Funds’ trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the three months ended March 31, 2016, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, General Partner fees (formerly, the administrative fees), ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees (formerly, other expenses) are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of March 31, 2016, the Partnership owned approximately 11.5% of Willowbridge Master, 51.3% of Aspect Master, 71.4% of Graham Master, 57.1% of Altis Master, 64.7% of JEM Master, 41.6% of Boronia I, LLC and 41.1% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	March 31, 2016
			Total Partners’
	Total Assets	Total Liabilities	Capital
Willowbridge Master	$431,268,589	$22,482,971	$408,785,618
Aspect Master	59,045,262	901,406	58,143,856
Graham Master	45,357,514	160,411	45,197,103
Altis Master	43,338,065	1,796,020	41,542,045
JEM Master	14,626,492	34,655	14,591,837
Boronia I, LLC	58,451,664	256,428	58,195,236
Cambridge Master	93,822,858	8,775,780	85,047,078

	December 31, 2015
			Total Partners’
	Total Assets	Total Liabilities	Capital
Willowbridge Master	$366,002,932	$17,302,983	$348,699,949
Aspect Master	68,986,804	521,227	68,465,577
Graham Master	52,819,144	17,985	52,801,159
Altis Master	44,778,165	463,886	44,314,279
JEM Master	11,192,959	67,453	11,125,506
Boronia I, LLC	74,378,857	119,223	74,259,634
Cambridge Master	73,013,433	13,303,511	59,709,922

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2016
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$(109,566)	$(2,093,510)	$(2,203,076)
Aspect Master	(24,823)	1,461,750	1,436,927
Graham Master	(27,377)	(1,593,933)	(1,621,310)
Altis Master	(52,819)	(3,321,307)	(3,374,126)
JEM Master	(144,637)	(279,997)	(424,634)
Boronia I, LLC	(691,182)	6,706,936	6,015,754
Cambridge Master	9,910	4,679,654	4,689,564

	For the three months ended March 31, 2015
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$(277,538)	$11,233,268	$10,955,730
Aspect Master	(59,710)	8,187,646	8,127,936
Graham Master	(57,342)	5,530,650	5,473,308
Altis Master	(70,592)	5,217,902	5,147,310
JEM Master	(256,887)	2,495,817	2,238,930
Boronia I, LLC	(2,065,568)	5,688,428	3,622,860

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	March 31, 2016		For the three months ended March 31, 2016
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted

Willowbridge Master	23.93%	$47,026,761	$(195,148)	$36,397	$2,515	$-	$-	$(234,060)	Commodity Portfolio	Monthly

Aspect Master	15.19%	29,849,993	909,839	15,749	10,979	-	-	883,111	Commodity Portfolio	Monthly

Graham Master	16.42%	32,279,896	(1,112,783)	18,169	14,789	-	-	(1,145,741)	Commodity Portfolio	Monthly

Altis Master	12.08%	23,736,343	(1,887,832)	31,649	11,671	-	-	(1,931,152)	Commodity Portfolio	Monthly

JEM Master	4.80%	9,443,230	(168,114)	79,743	12,645	-	-	(260,502)	Commodity Portfolio	Monthly

Boronia I, LLC	12.32%	24,208,198	3,213,591	165,309	26,941	115,082	20,246	2,886,013	Commodity Portfolio	Monthly

Cambridge Master	17.76%	34,914,635	1,781,702	6,840	7,681	-	-	1,767,181	Commodity Portfolio	Monthly

Total		$201,459,056	$2,541,255	$353,856	$87,221	$115,082	$20,246	$1,964,850

	December 31, 2015		For the three months ended March 31, 2015
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted

Willowbridge Master	23.12%	$47,827,925	$2,080,519	$46,118	$5,987	$-	$-	$2,028,414	Commodity Portfolio	Monthly

Aspect Master	18.31%	37,891,702	4,524,922	18,587	15,373	-	-	4,490,962	Commodity Portfolio	Monthly

Graham Master	18.56%	38,390,905	3,915,337	21,469	19,843	-	-	3,874,025	Commodity Portfolio	Monthly

Altis Master	12.80%	26,474,103	3,512,816	27,481	20,116	-	-	3,465,219	Commodity Portfolio	Monthly

JEM Master	3.28%	6,784,895	1,782,281	153,611	19,903	-	-	1,608,767	Commodity Portfolio	Monthly

Boronia I, LLC	17.53%	36,257,683	2,874,321	311,303	53,676	230,041	455,860	1,823,441	Commodity Portfolio	Monthly

Cambridge Master	8.18%	16,920,970	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$210,548,183	$18,690,196	$578,569	$134,898	$230,041	$455,860	$17,290,828

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 43.4% to 58.2% of the Funds’ contracts are traded OTC.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When a Fund writes an option, the premium received is recorded as a liability in the Fund’s Statements of Financial Condition and marked to market daily. When a Fund purchases an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through MS&Co. or an MS&Co. affiliate the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, a Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

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

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described below, there were no other subsequent events requiring adjustment to or disclosure in the financial statements.

Effective May 6, 2016, the General Partner and the Partnership entered into a management agreement with ISAM (USA) LLC (“ISAM USA”), a limited liability company incorporated under the laws of Delaware, ISAM (Europe) LLP (“ISAM Europe”), a limited liability partnership incorporated under the laws of England and Wales, and International Standard Asset Management (together with ISAM USA and ISAM Europe and each separately, “ISAM”), a company incorporated under the laws of the Cayman Islands, pursuant to which ISAM will manage the portion of the Partnership’s assets allocated to it. The General Partner intends to allocate 10% or more of the Partnership’s assets to ISAM in the future. The Partnership’s allocations to ISAM will be traded directly through a managed account.

ISAM will trade its Systematic Trend Programme on behalf of the Partnership. The Systematic Trend Programme’s investment objective is to achieve growth in the value of its assets, providing absolute returns with low correlations to the stock and bond markets through the implementation of systematic trading models. The system trades in the global futures markets covering stock indices, interest rates, currency, energy commodities, precious and base metals and agricultural products and may also trade in over-the-counter foreign exchange contracts (including currency spot transactions) and exchange-cleared swap and forward contracts.

Pursuant to the management agreement, the Partnership will pay ISAM USA a monthly management fee equal to 1.5% per year of the adjusted net assets allocated to ISAM and a quarterly incentive fee equal to 20% of new trading profits earned by ISAM for the Partnership in each calendar quarter.

The management agreement will expire on December 31, 2016. If it is not terminated as of that date, the agreement shall automatically renew for an additional one-year period and shall continue to renew for additional one-year periods until it is otherwise terminated pursuant to the terms of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sales of goods or services. The Partnership’s assets are its (i) investment in the Funds; (ii) cash at MS&Co. and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, the Partnership’s capital decreased 5.0% from $206,869,254 to $196,545,748. This decrease was attributable to redemptions of 9,763.8080 Redeemable Units resulting in an outflow of $9,714,999, coupled with the net loss of $608,507. Future redemptions could impact the amount of funds available for investment in the funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s/Funds’ significant accounting policies are described in detail in Note 2 of the financial statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the first quarter of 2016, the Partnership’s net asset value per Redeemable Unit decreased 0.4% from $981.45 to $977.76 as compared to an increase of 5.0% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,444,742. Gains were primarily attributable to the Funds’ trading in global interest rate, currency, energy, and global stock index markets and were offset by losses in the metals and agricultural sectors. Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $18,686,720. Gains were primarily attributable to Funds’ trading in currencies, energy, indices, livestock, metals, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains.

The most significant losses were incurred within the metals markets during February from short positions in zinc and copper futures as prices advanced in anticipation of stimulus measures from the People’s Bank of China bolstering China’s manufacturing sector. Additional losses within the metals sector were recorded during January from short positions in gold and silver futures as a weakening U.S. dollar buoyed demand for precious metals. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices spiked higher on news that El Nino weather patterns brought dry conditions and exacerbated the spread of plant disease in South America. Losses within the agricultural markets were also recorded during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, is recovering from a five-year low. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the currency sector, gains were recorded during January from short positions in the pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering and may result in the Bank of England keeping its benchmark interest rate unchanged. Gains were also experienced within the energy sector during February from short positions in natural gas futures as prices slumped as mild weather throughout much of the U.S. diminished heating demand from homes and businesses. Additional gains in the energies were recorded during January from short positions in crude oil futures as prices declined amid a growing global supply glut. Within the global stock index markets, gains were achieved during January from short positions in Asian equity index futures as prices fell amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest accrued on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2016 increased by $93,037 as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016 as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of Treasury bills and/or money market mutual funds purchased by the Partnership and the Funds and (3) upon interest rates over which neither the Partnership/the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2016 decreased $224,713 as compared to the corresponding period in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $269,771 as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets for the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased $134,600 as compared to the corresponding period in 2015. The decrease in General Partner fees is primarily due to a decrease in average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $243,162 as compared to the corresponding period in 2015. The decrease in management fees is due to a decrease in average net assets for the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2016 resulted in incentive fees of $208,935. Trading performance for the three months ended March 31, 2015 resulted in incentive fees of $2,150,795. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2016 and December 31, 2015, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2016		December 31, 2015
Graham Capital Management, L.P.	16%	$32,170,602	19%	$38,259,250
Aspect Capital Limited	15%	$29,763,778	18%	$37,781,441
Willowbridge Associates Inc.	23%	$44,162,992	23%	$47,673,480
Altis Partners (Jersey) Limited	12%	$23,672,958	11%	$23,375,828
J E Moody & Company LLC.	5%	$9,403,440	3%	$6,759,469
Boronia Capital Pty. Ltd.	12%	$24,138,561	18%	$36,166,787
Cambridge Master Fund L.P.	17%	$33,233,417	8%	$16,852,999

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

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance are not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Partnership’s total capitalization was $196,545,748.

	March 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$6,574,805	3.34%
Currencies	20,734,687	10.55
Equity	5,109,187	2.60
Interest Rates	5,095,535	2.60

Total	$37,514,214	19.09%

As of December 31, 2015, the Partnership’s total capitalization was $206,869,254.

	December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$10,323,796	4.99%
Currencies	25,986,493	12.56
Equity	3,491,933	1.69
Interest Rates	3,981,536	1.93

Total	$43,783,758	21.17%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2016 and December 31, 2015 and the highest and lowest value at any point and the average value during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of March 31, 2016, Willowbridge Master’s total capitalization was $408,785,618. The Partnership owned approximately 11.5% of Willowbridge Master. As of March 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$38,893,524	9.51%	$79,559,952	$35,186,364	$41,262,527
Energy	3,455,221	0.85	12,259,443	378,906	3,473,316
Indices	9,996,561	2.45	9,996,561	-	3,332,187
Interest Rates U.S.	5,365,546	1.31	22,748,409	515,185	7,800,674
Interest Rates Non-U.S.	1,091,038	0.27	4,149,092	-	1,028,877
Metals	3,431,571	0.84	3,876,473	-	1,143,857

Total	$62,233,461	15.23%

*	Average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 13.7% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

As of March 31, 2016, Aspect Master’s total capitalization was $58,143,856. The Partnership owned approximately 51.3% of Aspect Master. As of March 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,114,991	7.08%	$4,114,991	$2,026,873	$3,068,259
Energy	518,031	0.89	1,599,620	330,541	720,309
Grains	418,840	0.72	682,790	371,461	471,542
Indices	1,000,428	1.72	1,062,136	659,288	844,872
Interest Rates U.S.	400,380	0.69	522,570	97,506	397,408
Interest Rates Non-U.S.	1,346,965	2.32	1,463,771	932,999	1,333,243
Livestock	82,995	0.14	125,895	44,550	68,420
Metals	719,496	1.24	1,354,919	603,733	803,574
Softs	342,517	0.59	342,517	124,438	238,106

Total	$8,944,643	15.39%

*	Average of month-end Values at Risk.

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

As of March 31, 2016, Graham Master’s total capitalization was $45,197,103. The Partnership owned approximately 71.4% of Graham Master. As of March 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,620,444	5.80%	$3,689,131	$2,042,592	$2,529,491
Energy	345,950	0.77	1,053,470	267,944	555,427
Grains	251,977	0.56	531,949	249,084	387,757
Indices	2,257,892	5.00	2,320,550	1,030,449	1,619,644
Interest Rates U.S.	346,478	0.77	835,863	152,661	544,632
Interest Rates Non-U.S.	1,072,598	2.37	1,420,966	673,838	1,187,505
Metals	454,002	1.00	1,548,556	251,791	730,373
Softs	193,138	0.43	246,512	130,334	187,106

Total	$7,542,479	16.70%

*	Average of month-end Values at Risk.

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

As of March 31, 2016, Altis Master’s total capitalization was $41,542,045. The Partnership owned approximately 57.1% of Altis Master. As of March 31, 2016, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,466,831	5.94%	$3,546,773	$2,255,115	$2,513,617
Energy	831,502	2.00	1,026,319	271,250	779,317
Grains	642,606	1.55	1,072,793	583,433	728,590
Indices	1,935,854	4.66	1,969,917	903,900	1,521,100
Interest Rates U.S.	406,560	0.98	507,540	47,434	294,595
Interest Rates Non -U.S.	2,306,315	5.55	2,306,315	768,550	1,496,147
Livestock	191,400	0.46	353,694	126,973	228,096
Metals	1,279,208	3.08	2,640,162	1,279,208	1,966,891
Softs	1,301,082	3.13	1,734,243	1,106,419	1,380,206

Total	$11,361,358	27.35%

*	Average of month-end Values at Risk.

As of December 31, 2015, Altis Master’s total capitalization was $44,314,279. The Partnership owned approximately 59.7% of Altis Master. As of December 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,619,547	8.17%	$4,043,379	$762,004	$2,314,790
Energy	486,097	1.10	1,849,188	317,820	823,518
Grains	903,643	2.04	1,584,736	341,578	683,784
Indices	1,354,076	3.05	2,594,991	430,768	1,621,815
Interest Rates U.S.	71,280	0.16	1,118,118	2,079	312,585
Interest Rates Non-U.S.	931,757	2.10	1,742,647	196,947	787,732
Livestock	380,936	0.86	802,340	81,978	355,740
Metals	1,967,779	4.44	2,182,160	655,693	1,639,449
Softs	1,094,704	2.47	1,320,826	331,654	907,082

Total	$10,809,819	24.39%

*	Annual average month-end Value at Risk.

As of March 31, 2016, JEM Master’s total capitalization was $14,591,837. The Partnership owned approximately 64.7% of JEM Master. As of March 31, 2016 JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$435,364	2.98%	$1,295,646	$50,386	$277,235
Grains	55,275	0.38	213,510	55,275	116,893
Livestock	325,270	2.23	528,220	203,830	315,517
Softs	28,600	0.20	98,890	15,730	42,057

Total	$844,509	5.79%

*	Average of month-end Values at Risk.

As of December 31, 2015, JEM Master’s total capitalization was $11,125,506. The Partnership owned approximately 61.0% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$50,386	0.45%	$3,600,762	$30,861	$638,968
Grains	114,400	1.03	312,510	7,700	117,038
Livestock	296,505	2.66	884,015	20,790	395,455
Softs	49,555	0.45	200,695	3,300	87,216

Total	$510,846	4.59%

*	Annual average of month-end Value at Risk.

As of March 31, 2016 Boronia I, LLC’s total capitalization was $58,195,236. The Partnership owned approximately 41.6% of Boronia I, LLC. As of March 31, 2016 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,923,171	3.30%	$5,618,136	$1,146,118	$3,217,807
Interest Rates	2,149,924	3.70	2,704,211	663,603	1,906,876
Equity	1,752,056	3.01	4,125,302	1,043,389	1,912,952
Commodity	2,055,515	3.53	5,168,817	1,801,270	3,096,078

Total	$7,880,666	13.54%

*	Average of month-end Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 48.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,810,883	7.83%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.66%

*	Annual average of month-end Value at Risk.

As of March 31, 2016 Cambridge Master’s total capitalization was $85,047,078. The Partnership owned approximately 41.1% of Cambridge Master. As of March 31, 2016 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			March 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$24,504,489	28.81%	$33,520,117	$15,170,546	$21,344,996

Total	$24,504,489	28.81%

*	Average of month-end Values at Risk.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 28.3% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Value at Risk.

Item 4.    Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item lA “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2016, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
January 1, 2016 -
January 31, 2016	3,097.7560	$1,001.76	N/A	N/A
February 1, 2016 -
February 29, 2016	2,513.1530	$1,015.16	N/A	N/A
March 1, 2016 -
March 31, 2016	4,152.8990	$977.76	N/A	N/A
	9,763.8080	$995.00

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

(a	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 21, 2003 (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(c	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 99.4 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(d	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f	)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g	)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2		Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a	)	Amendment No. 1 to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

(b	)

Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

(c	)

Amendment No. 3 to the Limited Partnership Agreement dated as of December 30, 2015 and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1

Amended and Restated Customer Agreement between the Partnership and Salomon Smith Barney Inc. (filed as Exhibit 10.1 to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed on March 18, 2003 and incorporated herein by reference).

(a	)	Commodity Futures Customer Agreement between the Partnership and MS&Co. (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b	)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2

Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(a	)

Amendment No. 5 to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.2(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3

Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a	)

Letter from the General Partner extending Management Agreement with Graham from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.3(b) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

(b	)

Amendment No. 1 to the Management Agreement among the Partnership, the General Partner and Graham, effective April 1, 2014 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.4

Management Agreement among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a	)

Amendment to the Management Agreement, dated January 1, 2013, by and among the Partnership, the General Partner and Willowbridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(b	)

Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.5		Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a	)

Letter from the General Partner extending Management Agreement with Aspect from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.6		Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a	)

Letter from the General Partner extending Management Agreement with Altis from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

(b	)	Amendment to the Management Agreement dated August 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.7

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.8		Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.9		Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(a	)

Amendment to the Management Agreement among the Partnership, the General Partner, and JE Moody, effective January 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.10

Amended & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.11		Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2015 and incorporated herein by reference).

10.12		Management Agreement among the Partnership, the General Partner and ISAM (filed herewith).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)
32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith)
32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 12, 2016