Form 10-Q
period 2016-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-08-11
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes         No X

As of July 31, 2016, 184,146.7048 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:

Investment in the Funds(1), at fair value	$167,570,516	$210,548,183
Redemptions receivable from Fund	19,215,106	-
Cash at MS&Co.	345,443	425,263
Cash at bank	607	-

Total assets	$187,131,672	$210,973,446

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$311,886	$351,622
Management fees	208,094	222,936
General Partner fees	155,448	175,255
Professional fees	282,582	315,729
Redemptions payable to Limited Partners	4,655,241	3,038,650

Total liabilities	5,613,251	4,104,192

Partners’ Capital:
General Partner, 2,477.6854 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	2,372,670	2,431,723
Limited Partners, 187,074.8028 and 208,301.6758 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	179,145,751	204,437,531

Total partners’ capital (net asset value)	181,518,421	206,869,254

Total liabilities and partners’ capital	$187,131,672	$210,973,446

Net asset value per Redeemable Unit	$957.62	$981.45

(1) Defined in Note 1.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

Investment in the Funds	Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.	$42,528,507	23.43%
CMF Aspect Master Fund L.P.	28,959,741	15.96
CMF Graham Capital Master Fund L.P.	33,780,893	18.61
JEM Master Fund L.P.	7,672,812	4.23
Morgan Stanley Smith Barney Boronia I, LLC	22,530,799	12.41
Cambridge Master Fund L.P.	32,097,764	17.68

Total investment in the Funds	$167,570,516	92.32%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

Investment in the Funds	Fair value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.	$47,827,925	23.12%
CMF Aspect Master Fund L.P.	37,891,702	18.31
CMF Graham Capital Master Fund L.P.	38,390,905	18.56
CMF Altis Partners Master Fund L.P.	26,474,103	12.80
JEM Master Fund L.P.	6,784,895	3.28
Morgan Stanley Smith Barney Boronia I, LLC	36,257,683	17.53
Cambridge Master Fund L.P.	16,920,970	8.18

Total investment in the Funds	$210,548,183	101.78%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Funds	$78,719	$2,701	$175,232	$6,177

Expenses:
Expenses allocated from the Funds	685,016	1,108,711	1,261,421	2,508,079
Ongoing selling agent fees	943,888	1,157,040	1,988,126	2,471,049
General Partner fees	470,426	576,665	990,890	1,231,729
Management fees	627,926	692,657	1,297,188	1,490,122
Incentive fees	-	-	188,689	1,694,935
Professional fees	152,208	144,333	302,912	330,472

Total expenses	2,879,464	3,679,406	6,029,226	9,726,386

Net investment income (loss)	(2,800,745)	(3,676,705)	(5,853,994)	(9,720,209)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on closed contracts allocated from the Funds	(4,446,348)	(19,196,489)	(1,372,984)	4,275,482
Net change in unrealized gains (losses) on open contracts allocated from the Funds	3,114,467	(9,247,445)	2,485,845	(14,032,696)

Total trading results	(1,331,881)	(28,443,934)	1,112,861	(9,757,214)

Net income (loss)	(4,132,626)	(32,120,639)	(4,741,133)	(19,477,423)
Subscriptions — Limited Partners	-	1,125,500	-	1,209,286
Redemptions — Limited Partners	(10,894,701)	(8,565,476)	(20,609,700)	(21,192,422)
Redemptions — General Partner	-	-	-	(378,906)

Net increase (decrease) in Partners’ Capital	(15,027,327)	(39,560,615)	(25,350,833)	(39,839,465)
Partners’ Capital, beginning of period	196,545,748	252,826,136	206,869,254	253,104,986

Partners’ Capital, end of period	$181,518,421	$213,265,521	$181,518,421	$213,265,521

Net asset value per Redeemable Unit (189,552.4882 and 230,562.5282 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$957.62	$924.98	$957.62	$924.98

Net income (loss) per Redeemable Unit*	$(20.14)	$(135.94)	$(23.83)	$(85.11)

Weighted average Redeemable Units outstanding	197,767.0429	236,340.0892	202,821.7579	241,555.7795

*	Represents the change in net asset value per Redeemable Unit during the period.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) or with respect to Boronia Trading Company (defined below), the “Trading Manager” and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

All trading decisions for the Partnership are made by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), JE Moody & Company LLC (“JE Moody”), Boronia Capital Pty. Ltd. (“Boronia”), and The Cambridge Strategy (Asset Management) Limited (“Cambridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading adviser to the Partnership. Reference herein to “Advisors” may include, as relevant, Altis. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investments in the Funds.

Between March 27, 2003 (commencement of the public offering period) and April 30, 2003, 36,616 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial public offering were held in an escrow account until April 30, 2003, at which time they were turned over to the Partnership for trading. The Partnership was authorized to publicly offer 300,000 Redeemable Units during the initial public offering period. As of December 4, 2003, the Partnership was authorized to publicly offer an additional 700,000 Redeemable Units. As of October 7, 2004, the Partnership was authorized to publicly offer an additional 1,000,000 Redeemable Units. As of June 30, 2005, the Partnership was authorized to publicly offer Redeemable Units previously registered. The public offering of Redeemable Units terminated on November 30, 2008. The Partnership currently privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Altis Partners Master Fund L.P. (“Altis Master”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), Cambridge Master Fund L.P. (“Cambridge Master”) and JEM Master Fund L.P. (“JEM Master”) entered into a futures brokerage account agreement with MS&Co. Graham Master, Aspect Master, Willowbridge Master, Altis Master, Boronia I, LLC, Cambridge Master and JEM Master are collectively referred to as the “Funds”. Graham Master, Aspect Master, Willowbridge Master, Boronia I, LLC and Cambridge Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946 “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(5.98)	$(120.38)	$5.03	$(45.12)
Net investment loss	(14.16)	(15.56)	(28.86)	(39.99)

Increase (decrease) for the period	(20.14)	(135.94)	(23.83)	(85.11)
Net asset value per Redeemable Unit, beginning of period	977.76	1,060.92	981.45	1,010.09

Net asset value per Redeemable Unit, end of period	$957.62	$924.98	$957.62	$924.98

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.7)%	(6.3)%	(5.8)%	(7.2)%

Operating expenses	5.8%	6.3%	5.8%	6.3%
Incentive fees	0.1%	-%	0.2%	0.9%

Total expenses	5.9%	6.3%	6.0%	7.2%

Total return:
Total return before incentive fees	(2.0)%	(12.8)%	(2.2)%	(7.5)%
Incentive fees	(0.1)%	-%	(0.2)%	(0.9)%

Total return after incentive fees	(2.1)%	(12.8)%	(2.4)%	(8.4)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees, if applicable).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

There were no direct investments at June 30, 2016 and December 31, 2015.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permits commodity pools managed now and in the future by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016 for cash equal to $19,215,106.

On January 1, 2013, the assets allocated to Boronia for trading were invested in Boronia I, LLC, a limited liability company organized under the limited liability company laws of the State of Delaware. The Partnership purchased an interest in Boronia I, LLC with cash equal to $36,000,000. Boronia I, LLC permits accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the trading manager of Boronia I, LLC. Individual and pooled accounts currently managed by Boronia, including the Partnership, are permitted to be members of Boronia I, LLC. The Trading Manager and Boronia believe that trading through this structure should promote efficiency and economy in the trading process. The Trading Manager and Boronia agreed that Boronia will trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2016.

The Funds’ trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees (formerly, other expenses) are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of June 30, 2016, the Partnership owned approximately 10.9% of Willowbridge Master, 50.5% of Aspect Master, 72.7% of Graham Master, 64.1% of JEM Master, 40.6% of Boronia I, LLC and 41.6% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	June 30, 2016
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$390,739,775	$1,675,338	$389,064,437
Aspect Master	57,339,968	40,072	57,299,896
Graham Master	46,506,995	22,536	46,484,459
Altis Master	34,512,885	34,512,885	-
JEM Master	12,403,217	433,642	11,969,575
Boronia I, LLC	56,276,939	720,449	55,556,490
Cambridge Master	97,750,214	20,560,073	77,190,141

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$366,002,932	$17,302,983	$348,699,949
Aspect Master	68,986,804	521,227	68,465,577
Graham Master	52,819,144	17,985	52,801,159
Altis Master	44,778,165	463,886	44,314,279
JEM Master	11,192,959	67,453	11,125,506
Boronia I, LLC	74,378,857	119,223	74,259,634
Cambridge Master	73,013,433	13,303,511	59,709,922

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(74,889)	$(8,464,297)	$(8,539,186)
Aspect Master	(29,293)	(934,276)	(963,569)
Graham Master	(24,319)	1,248,149	1,223,830
Altis Master	(97,959)	(2,266,823)	(2,364,782)
JEM Master	(124,117)	(826,843)	(950,960)
Boronia I, LLC	(1,082,633)	4,790,599	3,707,966
Cambridge Master	(2,337)	(2,101,071)	(2,103,408)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(184,455)	$(10,557,807)	$(10,742,262)
Aspect Master	(54,116)	527,474	473,358
Graham Master	(51,696)	(345,784)	(397,480)
Altis Master	(150,778)	(5,588,130)	(5,738,908)
JEM Master	(268,754)	(1,106,840)	(1,375,594)
Boronia I, LLC	(1,773,815)	11,497,535	9,723,720
Cambridge Master	7,573	2,578,583	2,586,156

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(213,266)	$(24,855,443)	$(25,068,709)
Aspect Master	(66,963)	(10,562,657)	(10,629,620)
Graham Master	(51,528)	(2,277,353)	(2,328,881)
Altis Master	(72,470)	(7,143,941)	(7,216,411)
JEM Master	(262,052)	(1,476,708)	(1,738,760)
Boronia I, LLC	(1,524,289)	(22,450,025)	(23,974,314)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(490,804)	$(13,622,175)	$(14,112,979)
Aspect Master	(126,673)	(2,375,011)	(2,501,684)
Graham Master	(108,870)	3,253,297	3,144,427
Altis Master	(143,062)	(1,926,039)	(2,069,101)
JEM Master	(518,939)	1,019,109	500,170
Boronia I, LLC	(3,589,857)	(16,761,597)	(20,351,454)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.43%	$42,528,507	$(914,597)	$26,206	$2,271	$-	$-	$(943,074)	Commodity Portfolio	Monthly
Aspect Master	15.96%	28,959,741	(518,356)	15,819	10,599	-	-	(544,774)	Commodity Portfolio	Monthly
Graham Master	18.61%	33,780,893	940,588	18,296	14,787	-	-	907,505	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(1,334,205)	46,156	18,898	-	-	(1,399,259)	Commodity Portfolio	Monthly
JEM Master	4.23%	7,672,812	(523,311)	69,020	13,043	-	-	(605,374)	Commodity Portfolio	Monthly
Boronia I, LLC	12.41%	22,530,799	1,956,851	131,114	19,518	83,303	199,853	1,523,063	Commodity Portfolio	Monthly
Cambridge Master	17.68%	32,097,764	(860,132)	7,627	8,506	-	-	(876,265)	Commodity Portfolio	Monthly

Total		$167,570,516	$(1,253,162)	$314,238	$87,622	$83,303	$199,853	$(1,938,178)

	June 30, 2016		For the six months ended June 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.43%	$42,528,507	$(1,109,745)	$62,603	$4,786	$-	$-	$(1,177,134)	Commodity Portfolio	Monthly
Aspect Master	15.96%	28,959,741	391,483	31,568	21,578	-	-	338,337	Commodity Portfolio	Monthly
Graham Master	18.61%	33,780,893	(172,195)	36,465	29,576	-	-	(238,236)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly
JEM Master	4.23%	7,672,812	(691,425)	148,763	25,688	-	-	(865,876)	Commodity Portfolio	Monthly
Boronia I, LLC	12.41%	22,530,799	5,170,442	296,423	46,459	198,385	220,099	4,409,076	Commodity Portfolio	Monthly
Cambridge Master	17.68%	32,097,764	921,570	14,467	16,187	-	-	890,916	Commodity Portfolio	Monthly

Total		$167,570,516	$1,288,093	$668,094	$174,843	$198,385	$220,099	$26,672

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015		For the three months ended June 30, 2015
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.12%	$47,827,925	$(4,112,272)	$32,017	$3,729	$-	$-	$(4,148,018)	Commodity Portfolio	Monthly
Aspect Master	18.31%	37,891,702	(5,881,665)	21,831	15,940	-	-	(5,919,436)	Commodity Portfolio	Monthly
Graham Master	18.56%	38,390,905	(1,655,962)	21,091	16,832	-	-	(1,693,885)	Commodity Portfolio	Monthly
Altis Master	12.80%	26,474,103	(4,492,409)	30,502	15,719	-	-	(4,538,630)	Commodity Portfolio	Monthly
JEM Master	3.28%	6,784,895	(953,717)	155,066	14,818	-	-	(1,123,601)	Commodity Portfolio	Monthly
Boronia I, LLC	17.53%	36,257,683	(11,345,208)	501,582	52,894	226,690	-	(12,126,374)	Commodity Portfolio	Monthly
Cambridge Master	8.18%	16,920,970	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$210,548,183	$(28,441,233)	$762,089	$119,932	$226,690	$-	$(29,549,944)

	December 31, 2015		For the six months ended June 30, 2015
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.12%	$47,827,925	$(2,031,753)	$78,135	$9,716	$-	$-	$(2,119,604)	Commodity Portfolio	Monthly
Aspect Master	18.31%	37,891,702	(1,356,743)	40,418	31,313	-	-	(1,428,474)	Commodity Portfolio	Monthly
Graham Master	18.56%	38,390,905	2,259,375	42,560	36,675	-	-	2,180,140	Commodity Portfolio	Monthly
Altis Master	12.80%	26,474,103	(979,593)	57,983	35,835	-	-	(1,073,411)	Commodity Portfolio	Monthly
JEM Master	3.28%	6,784,895	828,564	308,677	34,721	-	-	485,166	Commodity Portfolio	Monthly
Boronia I, LLC	17.53%	36,257,683	(8,470,887)	812,885	106,570	456,731	455,860	(10,302,933)	Commodity Portfolio	Monthly
Cambridge Master	8.18%	16,920,970	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$210,548,183	$(9,751,037)	$1,340,658	$254,830	$456,731	$455,860	$(12,259,116)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 48.5% to 71.4% of the Funds’ contracts are traded OTC.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When a Fund writes an option, the premium received is recorded as a liability in the Fund’s Statements of Financial Condition and marked to market daily. When a Fund purchases an option, the premium paid is recorded as an asset in the Fund’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective August 1, 2016, a portion of the Partnership’s assets were allocated to International Standard Asset Management (“ISAM”), which will be managed and traded by ISAM (USA) LLC and ISAM (Europe) LLP pursuant to the ISAM Systematic Trend Programme.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. The Partnership’s assets are its (i) investment in the Funds; (ii) cash at MS&Co. and (iii) cash at bank. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by subscriptions, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, the Partnership’s capital decreased 12.3% from $206,869,254 to $181,518,421. This decrease was attributable to redemptions of 21,226.8730 Redeemable Units resulting in an outflow of $20,609,700, coupled with the net loss of $4,741,133. Future redemptions could impact the amount of funds available for investment in the funds in subsequent periods.

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

Results of Operations

During the second quarter of 2016, the Partnership’s net asset value per Redeemable Unit decreased 2.1% from $977.76 to $957.62 as compared to a decreased of 12.8% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $1,331,881. Losses were primarily attributable to the Funds’ trading in energy, global stock index, metals, and currency markets and were partially offset by gains in global interest rate and agricultural markets. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $28,443,934. Losses were primarily attributable to the Funds’ trading in currencies, energy, indices, livestock, metals, softs, U.S. and non-U.S. interest rates and grains.

The most significant losses were incurred within the energy markets during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses within the energy complex were recorded during April from positions in natural gas futures. Within the global stock index sector, losses were experienced during April and May from short positions in European and Asian equity index futures as prices trended higher boosted by a rally in commodity prices and a stronger overall outlook for the global economy. Losses were experienced within the metals markets, primarily during May, from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Within the currency markets, losses were incurred during May from long positions in the Japanese yen and New Zealand dollar versus the U.S. dollar as the relative value of the U.S. currency moved higher as the outlook for a potential June interest rate increase by the U.S. Federal Reserve looked increasingly likely. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote in late June to leave the European Union increased demand for the relative “safety” of government debt. Additional gains were recorded during June within the agricultural sector from long positions in sugar and coffee futures as extreme weather conditions in Argentina and Brazil threatened South American crop harvests.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit decreased 2.4% from $981.45 to $957.62 as compared to a decreased 8.4% in the same period of 2015. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $1,112,861. Gains were primarily attributable to the Funds’ trading in global interest rate and currency markets and were partially offset by losses in the metals, energies, agricultural, and global stock index sectors. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $9,757,214. Losses were primarily attributable to the Funds’ trading in energy, metals, grains, livestock, indices and U.S. interest rates and were partially offset by gains in currencies, softs and non-U.S. interest rates.

The most significant losses were incurred within the metals markets during May from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional metals losses were experienced during February from short positions in zinc and copper futures as prices advanced in anticipation of stimulus measures from the People’s Bank of China bolstering China’s manufacturing sector. Within the energy complex losses were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. During March and April, losses were incurred within the energies from natural gas positions. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices advanced on news that El Nino weather patterns brought dry conditions and exacerbated the spread of plant disease in South America. Losses within the agricultural markets were also recorded during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices amid signs African crops were recovering from a five-year low. Within the global stock index markets, losses were recorded during June from long positions in U.S. and European equity index futures as prices declined on mounting uncertainties following the U.K’s decision to leave the European Union. Additional losses in this sector were recorded from March through May as a rebound in global equity prices adversely impacted the Partnership’s short positions. The Partnership’s losses for the first six months of the year were offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Additional gains in the global interest rate sector were recorded during June from positions in European and U.S. fixed income futures. Within the currency sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the British pound declined as U.K. manufacturing and services data signaled the U.K.’s domestic economy was faltering and may result in the Bank of England keeping its benchmark interest rate unchanged.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account is earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest accrued on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2016 increased by $76,018 and $169,055, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of Treasury bills and/or money market mutual funds purchased by the Partnership and the Funds and (3) interest rates over which neither the Partnership/the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2016 decreased by $447,851 and $672,564, respectively, as compared to the corresponding periods in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $213,152 and $482,923, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets for the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $106,239 and $240,839, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is primarily due to a decrease in average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $208,118 and $451,280, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to a decrease in average net assets for the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2016 resulted in incentive fees of $199,853 and $408,788, respectively. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees of $0 and $2,150,795, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2016		March 31, 2016
Willowbridge Associates Inc.	23%	$42,388,956	23%	$44,162,992
Aspect Capital Limited	16%	$28,876,977	15%	$29,763,778
Graham Capital Management, L.P.	19%	$33,665,870	16%	$32,170,602
Altis Partners (Jersey) Limited	8%	$14,513,940	12%	$23,672,958
J E Moody & Company LLC.	4%	$7,639,882	5%	$9,403,440
Boronia Capital Pty. Ltd.	12%	$22,466,084	12%	$24,138,561
Cambridge Master Fund L.P.	18%	$31,966,712	17%	$33,233,417

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Partnership’s total capitalization was $181,518,421.

	June 30, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,521,152	1.94%
Currencies	21,166,291	11.66
Equity	2,499,315	1.38
Interest Rates	2,900,217	1.60

Total	$30,086,975	16.58%

As of December 31, 2015, the Partnership’s total capitalization was $206,869,254.

	December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$10,323,796	4.99%
Currencies	25,986,493	12.56
Equity	3,491,933	1.69
Interest Rates	3,981,536	1.93

Total	$43,783,758	21.17%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2016 and December 31, 2015 and the highest and lowest value at any point and the average value during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Funds have been included in calculating the figures set forth below.

As of June 30, 2016, Willowbridge Master’s total capitalization was $389,064,437. The Partnership owned approximately 10.9% of Willowbridge Master. As of June 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$25,140,961	6.46%	$41,085,554	$19,334,303	$29,638,317
Interest Rates U.S.	3,289,253	0.85	10,384,050	-	1,933,444
Metals	1,294,700	0.33	4,595,831	-	431,667

Total	$29,724,914	7.64%

*	Average of month-end Values at Risk.

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

As of June 30, 2016, Aspect Master’s total capitalization was $57,299,896. The Partnership owned approximately 50.5% of Aspect Master. As of June 30, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,087,678	3.64%	$4,807,437	$2,004,831	$3,582,735
Energy	281,820	0.49	593,615	186,435	309,669
Grains	328,421	0.57	418,368	294,513	338,233
Indices	585,982	1.02	1,308,664	501,719	923,803
Interest Rates U.S.	513,412	0.90	603,213	176,058	308,021
Interest Rates Non-U.S.	1,299,907	2.27	1,660,570	940,012	1,173,596
Livestock	48,923	0.09	79,448	19,751	54,918
Metals	343,443	0.60	675,256	292,857	459,494
Softs	394,340	0.69	394,340	131,904	278,695

Total	$5,883,926	10.27%

*	Average of month-end Values at Risk.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 55.3% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,828,841	5.59%	$7,618,931	$621,769	$4,403,903
Energy	1,762,255	2.57	1,969,743	529,815	1,264,041
Grains	659,130	0.96	659,130	169,143	465,015
Indices	1,018,193	1.49	3,365,637	476,501	1,708,786
Interest Rates U.S.	131,024	0.19	700,590	89,018	389,407
Interest Rates Non-U.S.	1,272,166	1.86	2,845,509	676,060	1,469,168
Livestock	142,395	0.21	197,120	42,240	94,870
Metals	1,538,342	2.25	2,140,747	635,320	1,398,537
Softs	233,924	0.34	609,644	131,849	411,387

Total	$10,586,270	15.46%

*	Annual average of month-end Values at Risk.

As of June 30, 2016, Graham Master’s total capitalization was $46,484,459. The Partnership owned approximately 72.7% of Graham Master. As of June 30, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,124,771	4.57%	$3,987,099	$1,614,161	$2,629,318
Energy	854,480	1.84	870,155	207,284	616,495
Grains	354,321	0.76	375,012	205,150	306,378
Indices	1,996,565	4.30	2,660,422	1,709,766	2,055,670
Interest Rates U.S.	544,486	1.17	569,800	235,572	378,281
Interest Rates Non-U.S.	911,801	1.96	1,179,330	861,221	981,137
Metals	953,855	2.05	1,304,873	464,227	817,083
Softs	161,220	0.35	212,522	145,920	170,674

Total	$7,901,499	17.00%

*	Average of month-end Values at Risk.

As of December 31, 2015, Graham Master’s total capitalization was $52,801,159. The Partnership owned approximately 72.7% of Graham Master. As of December 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,331,119	4.41%	$4,887,561	$58,036	$2,513,001
Energy	995,500	1.89	1,134,705	243,890	726,523
Grains	534,820	1.01	621,445	112,442	430,838
Interest Rates U.S.	596,349	1.13	978,753	105,005	597,937
Interest Rates Non-U.S.	727,596	1.38	2,292,571	460,683	1,021,590
Metals	1,463,801	2.77	1,669,559	477,532	1,136,890
Softs	207,143	0.39	455,751	167,284	332,299
Indices	2,026,718	3.84	3,493,786	819,324	2,118,829

Total	$8,883,046	16.82%

*	Annual average of month-end Values at Risk.

As of June 30, 2016, JEM Master’s total capitalization was $11,969,575. The Partnership owned approximately 64.1% of JEM Master. As of June 30, 2016 JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$327,340	2.73%	$903,181	$197,478	$415,097
Livestock	226,380	1.89	387,090	-	185,698
Softs	31,240	0.26	114,180	-	21,248

Total	$584,960	4.88%

*	Average of month-end Values at Risk.

As of December 31, 2015, JEM Master’s total capitalization was $11,125,506. The Partnership owned approximately 61.0% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$50,386	0.45%	$3,600,762	$30,861	$638,968
Grains	114,400	1.03	312,510	7,700	117,038
Livestock	296,505	2.66	884,015	20,790	395,455
Softs	49,555	0.45	200,695	3,300	87,216

Total	$510,846	4.59%

*	Annual average of month-end Values at Risk.

As of June 30, 2016 Boronia I, LLC’s total capitalization was $55,556,490. The Partnership owned approximately 40.6% of Boronia I, LLC. As of June 30, 2016 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,081,598	3.75%	$4,145,766	$960,149	$2,446,748
Interest Rates	1,397,148	2.51	3,041,134	874,165	1,854,291
Equity	1,851,948	3.33	3,593,875	1,326,486	2,144,856
Commodity	1,502,842	2.71	2,964,346	1,137,263	1,818,666

Total	$6,833,536	12.30%

*	Average of month-end Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 48.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,810,883	7.83%	$9,670,214	$2,053,234	$5,191,005
Interest Rates	2,205,898	2.97	6,694,425	920,459	2,940,943
Equity	1,325,953	1.79	9,574,905	1,217,103	4,374,314
Commodity	4,505,079	6.07	9,333,026	1,774,957	4,937,710

Total	$13,847,813	18.66%

*	Annual average of month-end Values at Risk.

As of June 30, 2016 Cambridge Master’s total capitalization was $77,190,141. The Partnership owned approximately 41.6% of Cambridge Master. As of June 30, 2016 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			June 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$36,013,969	46.66%	$40,764,247	$19,579,219	$27,023,361

Total	$36,013,969	46.66%

*	Average of month-end Values at Risk.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 28.3% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Values at Risk.

As of June 30, 2016, the Partnership has fully redeemed its investment in Altis Master. As of December 31, 2015, Altis Master’s total capitalization was $44,314,279. The Partnership owned approximately 59.7% of Altis Master. As of December 31, 2015, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follow:

			December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,619,547	8.17%	$4,043,379	$762,004	$2,314,790
Energy	486,097	1.10	1,849,188	317,820	823,518
Grains	903,643	2.04	1,584,736	341,578	683,784
Indices	1,354,076	3.05	2,594,991	430,768	1,621,815
Interest Rates U.S.	71,280	0.16	1,118,118	2,079	312,585
Interest Rates Non-U.S.	931,757	2.10	1,742,647	196,947	787,732
Livestock	380,936	0.86	802,340	81,978	355,740
Metals	1,967,779	4.44	2,182,160	655,693	1,639,449
Softs	1,094,704	2.47	1,320,826	331,654	907,082

Total	$10,809,819	24.39%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item lA. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item lA. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended June 30, 2016, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(f) Maximum Number (or
				Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Redeemable	Redeemable Units) that
	(a) Total Number of	(b) Average Price	Units) Purchased as Part	May yet be Purchased
	Redeemable Units	Paid per	of Publicly Announced	Under the Plans or
Period	Purchased*	Redeemable Unit**	Plans or Programs	Programs
April 1, 2016 - April 30, 2016	3,143.7270	$956.68	N/A	N/A
May 1, 2016 - May 31, 2016	3,458.0770	$934.60	N/A	N/A
June 1, 2016 - June 30, 2016	4,861.2610	$957.62	N/A	N/A
	11,463.0650	$950.42

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

(g)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

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

(b)

Amendment No. 2 to the Limited Partnership Agreement dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 3.2(b) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference)

(c)

Amendment No. 3 to the Limited Partnership Agreement dated as of December 30, 2015 and effective January 1, 2016 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1

Amended & Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective September 24, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(a)

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

(a)

Letter from the General Partner extending Management Agreement with Graham from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

(a)

Amendment to the Management Agreement, among the Partnership, the General Partner and Willowbridge, effective January 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(b)

Letter from the General Partner extending Management Agreement with Willowbridge from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

10.10

Amended & Restated Master Services Agreement among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.11		Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2015 and incorporated herein by reference).

(a)

Amendment to the Management Agreement among the Partnership, the General Partner, and JE Moody, effective January 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.12		Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated herein by reference).

31.1	— Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	— Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	— Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	August 11, 2016