Form 10-Q
period 2016-09-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2016-11-10
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes _    No X

As of October 31, 2016, 164,969.2938 Limited Partnership Redeemable Units were outstanding.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:

Investment in the Funds(1), at fair value	$141,324,563	$210,548,183

Redemptions receivable from Fund	9,054,379	-
Equity in trading account:
Cash at MS&Co.	11,785,360	425,263
Cash margin	3,921,232	-
Net unrealized appreciation on open futures contracts	203,387	-
Net unrealized appreciation on open forward contracts	95,958	-

Total equity in trading account	16,005,937	425,263

Cash at bank	412	-
Interest receivable	1,892	-

Total assets	$166,387,183	$210,973,446

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$277,312	$351,622
Management fees	190,646	222,936
General Partner fees	138,235	175,255
Professional fees	227,517	315,729
Redemptions payable to General Partner	460,000	-
Redemptions payable to Limited Partners	4,435,082	3,038,650

Total liabilities	5,728,792	4,104,192

Partners’ Capital:
General Partner, 1,972.2964 and 2,477.6854 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	1,795,155	2,431,723
Limited Partners, 174,539.3598 and 208,301.6758 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	158,863,236	204,437,531

Total partners’ capital (net asset value)	160,658,391	206,869,254

Total liabilities and partners’ capital	$166,387,183	$210,973,446

Net asset value per Redeemable Unit	$910.19	$981.45

(1) Defined in Note 1.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	27	$6,952	0.01%
Energy	23	(22,520)	(0.01)
Grains	68	(19,705)	(0.01)
Indices	191	34,457	0.02
Interest Rates U.S.	39	1,297	0.00 *
Interest Rates Non-U.S.	344	(10,692)	(0.01)
Metals	37	(8,195)	(0.01)
Softs	95	98,942	0.06

Total futures contracts purchased		80,536	0.05

Futures Contracts Sold
Currencies	8	3,319	0.00 *
Energy	89	(105,759)	(0.07)
Grains	202	62,252	0.04
Indices	136	17,009	0.01
Livestock	42	140,150	0.09
Metals	2	1,610	0.00 *
Softs	9	4,270	0.01

Total futures contracts sold		122,851	0.08

Net unrealized appreciation on open futures contracts		$203,387	0.13%

Unrealized Appreciation on Open Forward Contracts
Currencies	$15,352,688	$164,758	0.10%
Metals	33	91,521	0.06

Total unrealized appreciation on open forward contracts		256,279	0.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$11,873,233	(90,531)	(0.06)
Metals	32	(69,790)	(0.04)

Total unrealized depreciation on open forward contracts		(160,321)	(0.10)

Net unrealized appreciation on open forward contracts		$95,958	0.06%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.		$37,223,772	23.17%
CMF Aspect Master Fund L.P.		24,604,677	15.32
CMF Graham Capital Master Fund L.P.		28,411,087	17.68
Morgan Stanley Smith Barney Boronia I, LLC		18,134,764	11.29
Cambridge Master Fund L.P.		32,950,263	20.51

Total investment in the Funds		$141,324,563	87.97%

*	Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Schedule of Investments

December 31, 2015

Investment in the Funds	Fair value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.	$ 47,827,925	23.12%
CMF Aspect Master Fund L.P.	37,891,702	18.31
CMF Graham Capital Master Fund L.P.	38,390,905	18.56
CMF Altis Partners Master Fund L.P.	26,474,103	12.80
JEM Master Fund L.P.	6,784,895	3.28
Morgan Stanley Smith Barney Boronia I, LLC	36,257,683	17.53
Cambridge Master Fund L.P.	16,920,970	8.18

Total investment in the Funds	$ 210,548,183	101.78%

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$ 4,293	$ -	4,293	$ -
Interest income allocated from the Funds	88,182	12,278	263,414	18,455

Total investment income	92,475	12,278	267,707	18,455

Expenses:
Expenses allocated from the Funds	410,523	834,084	1,671,944	3,342,163
Clearing fees related to direct investments	10,781	-	10,781	-
Ongoing selling agent fees	867,628	1,111,598	2,855,754	3,582,647
General Partner fees	432,495	554,074	1,423,385	1,785,803
Management fees	585,185	668,486	1,882,373	2,158,608
Incentive fees	-	-	188,689	1,694,935
Professional fees	139,454	198,079	442,366	528,551

Total expenses	2,446,066	3,366,321	8,475,292	13,092,707

Net investment loss	(2,353,591)	(3,354,043)	(8,207,585)	(13,074,252)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(499,092)	-	(499,092)	-
Net realized gains (losses) on closed contracts allocated from the Funds	(3,058,373)	7,714,128	(4,431,357)	11,989,610
Net change in unrealized gains (losses) on open contracts	298,625	-	298,625	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(3,201,978)	7,796,581	(716,133)	(6,236,115)

Total trading results	(6,460,818)	15,510,709	(5,347,957)	5,753,495

Net income (loss)	(8,814,409)	12,156,666	(13,555,542)	(7,320,757)
Subscriptions — Limited Partners	-	-	-	1,209,286
Redemptions — General Partner	(460,000)	-	(460,000)	(378,906)
Redemptions — Limited Partners	(11,585,621)	(9,187,149)	(32,195,321)	(30,379,571)

Net increase (decrease) in Partners’ Capital	(20,860,030)	2,969,517	(46,210,863)	(36,869,948)
Partners’ Capital, beginning of period	181,518,421	213,265,521	206,869,254	253,104,986

Partners’ Capital, end of period	$ 160,658,391	$ 216,235,038	$ 160,658,391	$ 216,235,038

Net asset value per Redeemable Unit (176,511.6562 and 221,128.6472 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$ 910.19	$ 977.87	$ 910.19	$ 977.87

Net income (loss) per Redeemable Unit*	$ (47.43)	$ 52.89	$ (71.26)	$ (32.22)

Weighted average Redeemable Units outstanding	186,022.2075	227,362.5445	197,221.9078	236,824.7012

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership indirectly through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s and/or the Funds’ assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) or with respect to Boronia Trading Company (defined below), the “Trading Manager” and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

All trading decisions are made for the Partnership by Graham Capital Management, L.P., (“Graham”), Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), and International Standard Asset Management (“ISAM”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading adviser to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading adviser to the Partnership. Reference herein to “Advisors” may include, as relevant, Altis and JE Moody. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds.

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

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

The Partnership has also entered into a selling agreement (as amended, the “Selling Agreement”) with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments in the Funds. The Partnership carries its investments in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(287,524) (proceeds of $286,804) and $0 (cost of $0) as of September 30, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	(34.78)		67.63	(29.64)	22.52
Net investment loss	(12.65)		(14.74)	(41.62)	(54.74)

Increase (decrease) for the period	(47.43)		52.89	(71.26)	(32.22)
Net asset value per Redeemable Unit, beginning of period	957.62		924.98	981.45	1,010.09

Net asset value per Redeemable Unit, end of period	$910.19		$977.87	$910.19	$977.87

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4)%		(6.1)%	(5.7)%	(7.1)%

Operating expenses	5.7%		6.2%	5.7%	6.5%
Incentive fees	0.0	% ****	-%	0.2%	0.7%

Total expenses	5.7%		6.2%	5.9%	7.2%

Total return:
Total return before incentive fees	(5.0)%		5.7%	(7.1)%	(2.5)%
Incentive fees	(0.0)	% ****	-%	(0.2)%	(0.7)%

Total return after incentive fees	(5.0)%		5.7%	(7.3)%	(3.2)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).
***	Interest income less total expenses.
****	Due to rounding.

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 was 1,290. The monthly average number of metals forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 was 48. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three and nine months ended September 30, 2016 was $23,940,288.

There were no direct investments at December 31, 2015.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016.

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$499,724	$(296,337)	$203,387	$-	$-	$203,387
Forwards	256,279	(160,321)	95,958	-	-	95,958

Total assets	$756,003	$(456,658)	$299,345	$-	$-	$299,345

Liabilities
Futures	$(296,337)	$296,337	$-	$-	$-	$-
Forwards	(160,321)	160,321	-	-	-	-

Total liabilities	$(456,658)	$456,658	$-	$-	$-	$-

Net fair value						$299,345	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2016.

	September 30, 2016
Assets
Futures Contracts
Currencies	$11,071
Grains	84,518
Indices	65,934
Interest Rates U.S.	6,039
Interest Rates Non-U.S.	30,645
Livestock	140,150
Metals	13,880
Softs	147,487

Total unrealized appreciation on open futures contracts	499,724

Liabilities
Futures Contracts
Currencies	(800)
Energy	(128,279)
Grains	(41,971)
Indices	(14,468)
Interest Rates U.S.	(4,742)
Interest Rates Non-U.S.	(41,337)
Metals	(20,465)
Softs	(44,275)

Total unrealized depreciation on open futures contracts	(296,337)

Net unrealized appreciation on open futures contracts	$203,387	*

Assets
Forward Contracts
Currencies	$164,758
Metals	91,521

Total unrealized appreciation on open forward contracts	256,279

Liabilities
Forward Contracts
Currencies	(90,531)
Metals	(69,790)

Total unrealized depreciation on open forward contracts	(160,321)

Net unrealized appreciation on open forward contracts	$95,958	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, no derivative instruments were traded directly by the Partnership.

Sector	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Currencies	$1,581		$1,581
Energy	(186,309)		(186,309)
Grains	73,220		73,220
Indices	(66,124)		(66,124)
Interest Rates U.S.	(42,204)		(42,204)
Interest Rates Non-U.S.	(182,108)		(182,108)
Livestock	201,850		201,850
Metals	(64,824)		(64,824)
Softs	64,451		64,451

Total	$(200,467)	***	$(200,467)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$499,724	$499,724	$-	$-
Forwards	256,279	91,521	164,758	-

Total Assets	$756,003	$591,245	$164,758	$-

Liabilities
Futures	$296,337	$296,337	$-	$-
Forwards	160,321	69,790	90,531	-

Total Liabilities	$456,658	$366,127	$90,531	$-

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated. The Partnership fully redeemed its investment in JEM Master on September 30, 2016 for cash equal to $9,054,379.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2016.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of September 30, 2016, the Partnership owned approximately 10.0% of Willowbridge Master, 44.8% of Aspect Master, 70.3% of Graham Master, 34.3% of Boronia I, LLC and 45.5% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	September 30, 2016

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$371,349,533	$762,132	$370,587,401
Aspect Master	54,968,036	34,479	54,933,557
Graham Master	40,444,499	16,895	40,427,604
JEM Master	12,892,646	12,892,646	-
Boronia I, LLC	53,344,006	515,156	52,828,850
Cambridge Master	73,304,043	959,204	72,344,839

	December 31, 2015

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$351,368,221	$2,668,272	$348,699,949
Aspect Master	68,986,804	521,227	68,465,577
Graham Master	52,819,144	17,985	52,801,159
Altis Master	44,778,165	463,886	44,314,279
JEM Master	11,192,959	67,453	11,125,506
Boronia I, LLC	74,378,857	119,223	74,259,634
Cambridge Master	59,992,404	282,482	59,709,922

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(38,070)	$(8,182,932)	$(8,221,002)
Aspect Master	(17,102)	(780,337)	(797,439)
Graham Master	(15,620)	(1,390,129)	(1,405,749)
JEM Master	(111,911)	1,089,745	977,834
Boronia I, LLC	(601,850)	(7,110,962)	(7,712,812)
Cambridge Master	(3,827)	(5,491,999)	(5,495,826)

	For the nine months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(222,525)	$(18,740,739)	$(18,963,264)
Aspect Master	(71,218)	(252,863)	(324,081)
Graham Master	(67,316)	(1,735,913)	(1,803,229)
JEM Master	(380,665)	(17,095)	(397,760)
Boronia I, LLC	(2,375,665)	4,386,573	2,010,908
Cambridge Master	3,746	(2,913,416)	(2,909,670)

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(145,834)	$28,756,543	$28,610,709
Aspect Master	(55,404)	8,636,148	8,580,744
Graham Master	(45,272)	283,163	237,891
Altis Master	(79,868)	2,601,937	2,522,069
JEM Master	(205,158)	172,874	(32,284)
Boronia I, LLC	(1,075,317)	8,917,469	7,842,152

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(636,638)	$15,134,368	$14,497,730
Aspect Master	(182,077)	6,261,137	6,079,060
Graham Master	(154,142)	3,536,460	3,382,318
Altis Master	(222,930)	675,898	452,968
JEM Master	(724,097)	1,191,983	467,886
Boronia I, LLC	(4,665,174)	(7,844,128)	(12,509,302)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	September 30, 2016		For the three months ended September 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.17%	$37,223,772	$(788,893)	$27,118	$2,087	$-	$-	$(818,098)	Commodity Portfolio	Monthly
Aspect Master	15.32%	24,604,677	(296,939)	13,167	9,029	-	-	(319,135)	Commodity Portfolio	Monthly
Graham Master	17.68%	28,411,087	(975,625)	15,932	14,494	-	-	(1,006,051)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	748,909	70,008	10,325	-	-	668,576	Commodity Portfolio	Monthly
Boronia I, LLC	11.29%	18,134,764	(2,397,584)	130,240	17,891	76,381	206	(2,622,302)	Commodity Portfolio	Monthly
Cambridge Master	20.51%	32,950,263	(2,462,037)	14,542	9,103	-	-	(2,485,682)	Commodity Portfolio	Monthly

Total		$141,324,563	$(6,172,169)	$271,007	$62,929	$76,381	$206	$(6,582,692)

	September 30, 2016		For the nine months ended September 30, 2016
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.17%	$37,223,772	$(1,898,638)	$89,721	$6,873	$-	$-	$(1,995,232)	Commodity Portfolio	Monthly
Aspect Master	15.32%	24,604,677	94,544	44,735	30,607	-	-	19,202	Commodity Portfolio	Monthly
Graham Master	17.68%	28,411,087	(1,147,820)	52,397	44,070	-	-	(1,244,287)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	57,484	218,771	36,013	-	-	(197,300)	Commodity Portfolio	Monthly
Boronia I, LLC	11.29%	18,134,764	2,772,858	426,663	64,350	274,766	220,305	1,786,774	Commodity Portfolio	Monthly
Cambridge Master	20.51%	32,950,263	(1,540,467)	29,009	25,290	-	-	(1,594,766)	Commodity Portfolio	Monthly

Total		$141,324,563	$(4,884,076)	$939,101	$237,772	$274,766	$220,305	$(6,556,020)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015		For the three months ended September 30, 2015
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.12%	$47,827,925	$4,379,446	$22,968	$3,463	$-	$-	$4,353,015	Commodity Portfolio	Monthly
Aspect Master	18.31%	37,891,702	4,773,360	15,579	15,084	-	-	4,742,697	Commodity Portfolio	Monthly
Graham Master	18.56%	38,390,905	207,824	17,081	15,844	-	-	174,899	Commodity Portfolio	Monthly
Altis Master	12.80%	26,474,103	1,608,832	35,894	14,286	-	-	1,558,652	Commodity Portfolio	Monthly
JEM Master	3.28%	6,784,895	102,625	122,436	14,685	-	-	(34,496)	Commodity Portfolio	Monthly
Boronia I, LLC	17.53%	36,257,683	4,450,900	329,232	43,046	184,486	-	3,894,136	Commodity Portfolio	Monthly
Cambridge Master	8.18%	16,920,970	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$210,548,183	$15,522,987	$543,190	$106,408	$184,486	$-	$14,688,903

	December 31, 2015		For the nine months ended September 30, 2015
	% of Partners’ Capital			Expenses				Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee		Investment Objective	Redemptions Permitted
Willowbridge Master	23.12%	$47,827,925	$2,347,693	$101,103	$13,179	$-	$-	$2,233,411	Commodity Portfolio	Monthly
Aspect Master	18.31%	37,891,702	3,416,617	55,997	46,397	-	-	3,314,223	Commodity Portfolio	Monthly
Graham Master	18.56%	38,390,905	2,467,199	59,641	52,519	-	-	2,355,039	Commodity Portfolio	Monthly
Altis Master	12.80%	26,474,103	629,239	93,877	50,121	-	-	485,241	Commodity Portfolio	Monthly
JEM Master	3.28%	6,784,895	931,189	431,113	49,406	-	-	450,670	Commodity Portfolio	Monthly
Boronia I, LLC	17.53%	36,257,683	(4,019,987)	1,142,117	149,616	641,217	455,860	(6,408,797)	Commodity Portfolio	Monthly
Cambridge Master	8.18%	16,920,970	-	-	-	-	-	-	Commodity Portfolio	Monthly

Total		$210,548,183	$5,771,950	$1,883,848	$361,238	$641,217	$455,860	$2,429,787

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 57.4% to 73.0% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

As both a buyer and seller of options, the Partnership/Fund pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as either MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of Partnership’s/Funds’ business, these instruments may not be held to maturity.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Partnership’s capital decreased 22.3% from $206,869,254 to $160,658,391. This decrease was attributable to redemptions of 33,762.3160 limited partner Redeemable Units totaling $32,195,321, redemptions of 505.3890 General Partner Redeemable Units totaling $460,000 and a net loss of $13,555,542. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2016, the Partnership’s net asset value per Redeemable Unit decreased 5.0% from $957.62 to $910.19 as compared to an increase of 5.7% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $8,814,409. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, metals and global interest rates and were partially offset by gains in indices, softs and livestock. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $15,510,709. Gains were primarily attributable to the Funds’ trading in energy, global interest rate, metals, and currency markets and were partially offset by losses in global stock index and agricultural markets.

The most significant losses were incurred within the currency markets during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian currency advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. Within the global interest rate sector, losses were recorded during August from long positions in U.S. Treasury note and Treasury bond futures as prices declined after the release of strong employment data in the U.S. led to speculation the U.S. Federal Reserve could raise interest rates earlier than previous forecasts predicted. Within the energy markets, losses were incurred during August from short positions in the crude oil complex as prices rallied during the first half of the month amid speculation of a potential agreement among the OPEC nations to curtail oil production. Additional losses were incurred within the metals markets during August from long positions in gold and silver as prices reversed lower as a strengthening U.S. dollar diminished investor demand for precious metals. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector, primarily during July, from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy was growing solidly and pushing equity prices higher.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit decreased 7.3% from $981.45 to $910.19 as compared to a decrease of 3.2% in the same period of 2015. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $13,555,542. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains, non-U.S. interest rates and indices. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $5,753,495. Gains were primarily attributable to the Funds’ trading in currency, global interest rate, energy, and metals markets and were offset by trading losses in global stock index and agricultural futures.

The most significant losses were incurred within the metals markets during May from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional metals losses were experienced during February from short positions in zinc and copper futures as prices advanced in anticipation of stimulus measures from the People’s Bank of China bolstering China’s manufacturing sector. Within the energy complex, losses were recorded during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. During March and April, further losses were incurred within the energies from natural gas positions. Losses within the currency sector were recorded during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian currency advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. Additional losses were experienced during August from long positions in the Malaysian ringgit versus the U.S. dollar. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices advanced on news that El Nino weather patterns brought dry conditions and exacerbated the spread of plant disease in South America. Losses within the agricultural markets were also recorded during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices amid signs African crops were recovering from a five-year low. The Partnership’s losses for the first nine months of the year were partially offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Additional gains in the global interest rate sector were recorded during June from positions in European and U.S. fixed income futures.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2016 increased by $80,197 and $249,252, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2016 were $10,781. The Partnership did not trade directly during the three and nine months ended September 30, 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $243,970 and $726,893, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to a decrease in average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $121,579 and $362,418, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $191,406 and $642,686, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to a decrease in average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees of $206 and $408,994, respectively. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees of $0 and $2,150,795, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2016 and June 30, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2016		June 30, 2016
Willowbridge Associates Inc.	23%	$37,105,105	23%	$42,388,956
Aspect Capital Limited	15%	$24,538,591	16%	$28,876,977
Graham Capital Management, L.P.	18%	$28,317,688	19%	$33,665,870
Altis Partners (Jersey) Limited	0%	$-	8%	$14,513,940
J E Moody & Company LLC.	3%	$4,120,917	4%	$7,639,882
Boronia Capital Pty. Ltd.	11%	$18,081,251	12%	$22,466,084
Cambridge Master Fund L.P.	20%	$32,817,718	18%	$31,966,712
International Standard Asset Management	10%	$15,677,121	0%	$-

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to ISAM, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by ISAM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the Partnership’s total capitalization was $160,658,391.

	September 30, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,830,345	2.40%
Currencies	26,388,795	16.43
Equity	3,928,440	2.45
Interest Rates	2,503,520	1.56

Total	$36,651,100	22.84%

As of December 31, 2015, the Partnership’s total capitalization was $206,869,254.

	December 31, 2015
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$10,323,796	4.99%
Currencies	25,986,493	12.56
Equity	3,491,933	1.69
Interest Rates	3,981,536	1.93

Total	$43,783,758	21.17%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2016 and indirect investments in the Funds by market category as of September 30, 2016 and December 31, 2015, the highest and lowest value at any point and the average value during the period. All open position trading risk exposures have been included in the calculating the figures set forth below.

As of September 30, 2016 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,232,945	1.39%	$2,296,021	$-	$1,428,546
Energy	190,850	0.12	246,199	-	108,123
Grains	226,991	0.14	247,496	-	154,769
Indices	412,401	0.26	412,401	-	261,379
Interest Rates U.S.	57,624	0.04	76,615	-	42,134
Interest Rates Non-U.S.	345,608	0.22	473,126	-	271,994
Livestock	78,623	0.05	78,623	-	52,058
Metals	204,186	0.13	219,219	-	133,653
Softs	172,004	0.11	173,692	-	107,104

Total	$3,921,232	2.46%

*	Average of month-end Values at Risk.

The Partnership did not trade directly as of December 31, 2015.

As of September 30, 2016, Willowbridge Master’s total capitalization was $370,587,401. The Partnership owned approximately 10.0% of Willowbridge Master. As of September 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,786,325	2.37%	$22,899,369	$147,470	$9,328,841
Energy	2,464,000	0.66	6,593,467	-	2,647,703
Interest Rates U.S.	1,552,320	0.42	6,575,525	755,326	2,442,517

Total	$12,802,645	3.45%

*	Average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 13.7% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

As of September 30, 2016, Aspect Master’s total capitalization was $54,933,557. The Partnership owned approximately 44.8% of Aspect Master. As of September 30, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,957,846	7.20%	$4,054,774	$2,491,172	$3,799,796
Energy	140,234	0.26	688,248	134,876	316,064
Grains	325,729	0.59	492,392	325,729	408,678
Indices	1,744,517	3.18	2,562,786	754,200	2,042,767
Interest Rates U.S.	289,754	0.53	749,348	180,433	325,916
Interest Rates Non-U.S.	1,381,430	2.51	1,676,537	1,083,938	1,430,220
Livestock	131,505	0.24	141,570	24,503	92,510
Metals	451,958	0.82	822,388	438,382	614,020
Softs	394,054	0.72	621,153	342,046	473,420

Total	$8,817,027	16.05%

*	Average of month-end Values at Risk.

As of December 31, 2015, Aspect Master’s total capitalization was $68,465,577. The Partnership owned approximately 55.3% of Aspect Master. As of December 31, 2015, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Twelve Months Ended December 31, 2015
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

As of September 30, 2016, Graham Master’s total capitalization was $40,427,604. The Partnership owned approximately 70.3% of Graham Master. As of September 30, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,792,116	6.91%	$2,918,477	$1,757,399	$2,612,461
Energy	430,755	1.07	976,085	298,810	461,615
Grains	307,478	0.76	465,031	275,649	357,876
Indices	1,958,296	4.84	3,550,849	1,632,430	2,791,066
Interest Rates U.S.	190,535	0.47	599,643	150,947	319,318
Interest Rates Non-U.S.	800,428	1.98	1,154,844	682,475	915,870
Metals	926,943	2.29	1,103,240	500,411	815,740
Softs	227,519	0.56	275,968	186,900	243,019

Total	$7,634,070	18.88%

*	Average of month-end Values at Risk.

As of December 31, 2015, Graham Master’s total capitalization was $52,801,159. The Partnership owned approximately 72.7% of Graham Master. As of December 31, 2015, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Twelve Months Ended December 31, 2015
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

As of September 30, 2016 Boronia I, LLC’s total capitalization was $52,828,850. The Partnership owned approximately 34.3% of Boronia I, LLC. As of September 30, 2016 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,478,291	8.48%	$5,028,249	$1,388,215	$2,870,226
Interest Rates	1,454,525	2.75	3,134,592	794,167	1,792,239
Equity	3,957,041	7.49	3,957,041	1,395,796	2,367,521
Commodity	2,136,693	4.04	3,635,567	1,507,420	2,437,313

Total	$12,026,550	22.76%

*	Average of month-end Values at Risk.

As of December 31, 2015, Boronia I, LLC’s total capitalization was $74,259,634. The Partnership owned approximately 48.8% of Boronia I, LLC. As of December 31, 2015, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Twelve Months Ended December 31, 2015
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

As of September 30, 2016 Cambridge Master’s total capitalization was $72,344,839. The Partnership owned approximately 45.5% of Cambridge Master. As of September 30, 2016 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			Three Months Ended September 30, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$39,523,300	54.63%	$44,182,579	$25,308,351	$37,395,914

Total	$39,523,300	54.63%

*	Average of month-end Values at Risk.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 28.3% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Values at Risk.

As of September 30, 2016, the Partnership has fully redeemed its investment in JEM Master. As of December 31, 2015, JEM Master’s total capitalization was $11,125,506. The Partnership owned approximately 61.0% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

			Twelve Months Ended December 31, 2015
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

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item lA.   Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item lA., “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item lA. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended September 30, 2016, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(f) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Redeemable	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Units) Purchased as Part	Redeemable Units) that May yet be Purchased
	Redeemable Units	Paid per	of Publicly Announced	Under the Plans or
Period	Purchased*	Redeemable Unit**	Plans or Programs	Programs
July 1, 2016 - July 31, 2016	2,928.0980	$ 951.94	N/A	N/A
August 1, 2016 - August 31, 2016	4,734.6460	$ 921.54	N/A	N/A
September 1, 2016 - September 30, 2016	4,872.6990	$ 910.19	N/A	N/A
	12,535.4430	$ 924.23

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

(a)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending the Management Agreement with Graham from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

(a)

Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge, effective January 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(b)

Letter from the General Partner extending the Management Agreement with Willowbridge from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

(a)

Letter from the General Partner extending the Management Agreement with Altis from June 30, 2015 through June 30, 2016 (filed as Exhibit 10.9(a) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and Altis, effective August 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 10, 2016

46