Form 10-K
period 2016-12-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-03-28
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐    No ☑

Limited Partnership Redeemable Units with an aggregate value of $179,145,751 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 145,025.8318 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s and/or the Funds’ assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) or with respect to Boronia Trading Company (defined below), (the “Trading Manager”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

All trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Graham Capital Management, L.P., (“Graham”), International Standard Asset Management (“ISAM”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading adviser to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading adviser to the Partnership. Effective December 31, 2014, Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) ceased to act as a commodity trading adviser to the Partnership. Effective June 30, 2014, Drury Capital, Inc (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) ceased to act as commodity trading advisers to the Partnership. Reference herein to “Advisors” may include, as relevant, JE Moody, Altis, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds. The Advisors are not affiliated with one another, the General Partner or MS&Co. / CGM and are not responsible for the organization or operation of the Partnership. A description of the trading activities and focus of the Advisors is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Partnership, directly and through its investments in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

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

On May 1, 2011, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permitted commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016 for cash equal to $19,215,106.

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

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permitted accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner was also the general partner of JEM Master. Individual and pooled accounts managed by JE Moody, including the Partnership, were permitted to be limited partners of JEM Master. The General Partner and JE Moody believed that trading through this structure would promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody would trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated. The Partnership fully redeemed its investment in JEM Master on September 30, 2016 for cash equal to $9,054,379.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2016.

Aspect Master’s, Willowbridge Master’s, Graham Master’s, Boronia I, LLC’s, and Cambridge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, certain of the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, references to Altis Master, JEM Master, Drury Master, KR Master and Kaiser I, LLC.

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

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly fee (“General Partner fee”) in return for its services equal to 1/12th of 1% (1% per year) of month-end net assets of the Partnership. Month-end Net Assets, for the purpose of calculating General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. Effective April 1, 2014, Graham receives a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end net assets allocated to Graham. Prior to April 1, 2014, Graham received a monthly management fee of 1/6th of 1% (2% per year) of month-end net assets allocated to Graham. Aspect, Willowbridge, Cambridge and ISAM each receives a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to each such Advisor. Boronia Trading Company pays Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership paid Boronia and Kaiser indirectly, the Partnership’s pro-rata portion of the management fee of the Boronia Trading Company and Kaiser Trading Company, respectively. Month-end Net Assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Prior to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1/ 12th of 1% (1% per year) of month-end net assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2% per year. Prior to its termination on June 30, 2014, Drury received a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end net assets allocated to Drury. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Altis. Prior to its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/6th of 1% (2% per year) of month-end net assets allocated to JE Moody.

In addition, the Partnership is obligated to pay Aspect, Graham, Willowbridge and ISAM an incentive fee, payable quarterly, equal to 20% and Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Boronia will receive an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Boronia I, LLC is allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter.

The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to an Advisor. Each Management Agreement may be terminated upon notice by either party.

Prior to and during part of the third quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 1/12th of 5.5% (5.5% per year) of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Funds cleared through CGM. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM (or with respect to the Trading Companies, at MS&Co.) were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s except for the Trading Companies’) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange brokerage account agreement, the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s assets not held in the Funds’ brokerage accounts at MS&Co. are deposited in the Partnership’s brokerage account at MS&Co. and/or in a non-trading account at JPMorgan Chase Bank, N.A. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $4,205,299 and $0, respectively. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay the Trading Companies on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end net assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Aspect Master, Willowbridge Master, Graham Master and Cambridge Master have entered into, and Drury Master had entered into a foreign exchange brokerage agreement with MS&Co. Under the foreign exchange brokerage agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Aspect Master, Drury Master, Willowbridge Master, Graham Master and Cambridge Master.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $136,664,864.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long lived assets, and therefore this item is not applicable.

(e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10- K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing fees, General Partner fees, ongoing selling agent and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

2.	Each of the Advisors, the Partnership’s/Funds’ commodity brokers, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts; and

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

The General Partner at any time may select and allocate the Partnership’s assets to undisclosed advisors. Investors may not be advised of such changes in advance or at all. Investors must rely on the ability of the General Partner to select commodity trading advisors and allocate assets among them.

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory costs or changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Fund.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

PART II

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2017 was 4,626.

(c)	Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2016, there were additional subscriptions of 725.0740 Redeemable Units totaling $655,000. For the twelve months ended December 31, 2015, there were additional subscriptions of 1,201.8070 Redeemable Units totaling $1,259,286. For the twelve months ended December 31, 2014, there were additional subscriptions of 2,795.8450 Redeemable Units totaling $2,457,437.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the private offering exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	9,889.7790	$ 897.77	N/A	N/A
November 1, 2016 - November 30, 2016	6,215.2660	$ 898.62	N/A	N/A
December 1, 2016 - December 31, 2016	6,572.6380	$ 885.84	N/A	N/A
	22,677.6830	$ 894.55

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$(7,490,744)	$9,695,899	$44,862,557	$25,507,734	$(34,447,602)
Total investment income	356,863	30,065	36,299	112,023	286,872
Total expenses	(10,533,962)	(16,165,341)	(23,149,097)	(37,929,758)	(46,932,366)

Net income (loss)	$(17,667,843)	$(6,439,377)	$21,749,759	$(12,310,001)	$(81,093,096)

Increase (decrease) in net asset value per Redeemable Unit	$(95.61)	$(28.64)	$109.81	$(27.13)	$(141.39)

Net asset value per Redeemable Unit	$885.84	$981.45	$1,010.09	$900.28	$927.41

Total assets	$143,536,465	$210,973,446	$260,301,062	$381,939,591	$505,985,168

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investments in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Funds may employ futures, swaps, options on futures and forward contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner considered, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2016 were: Willowbridge — wPraxis Futures Trading Approach (“Praxis”), Aspect — Diversified Program, Graham — K4D-15V Program (“K4D”), Boronia — Boronia Diversified Program, Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme and ISAM — Systematic Trend Programme. As of December 31, 2016 and September 30, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2016		September 30, 2016
Willowbridge Associates Inc.	28%	$38,073,542	23%	$37,105,105
Aspect Capital Limited	16%	$21,469,860	15%	$24,538,591
Graham Capital Management, L.P.	16%	$21,546,766	18%	$28,317,688
Boronia Capital Pty. Ltd.	10%	$13,557,629	11%	$18,081,251
Cambridge Master Fund L.P.	18%	$25,113,195	20%	$32,817,718
International Standard Asset Management	12%	$16,903,872	10%	$15,677,121
J E Moody & Company LLC.	0%	$-	3%	$4,120,917

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

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

International Standard Asset Management

ISAM directly trades a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme. The Systematic Trend Programme’s investment objective is to achieve growth in the value of its assets, providing absolute returns with low correlations to the stock and bond markets through the implementation of systematic trading models. The system trades in the global futures markets covering stock indices, interest rates, currency, energy commodities, precious and base metals and agricultural products and may also trade in over-the-counter foreign exchange contracts (including currency spot contracts) and exchange-cleared swap and forward contracts.

ISAM relies on the comprehensive quantitative analysis of historical data to develop trading strategies. These proprietary trading strategies are then implemented subject to strict risk management and controls. ISAM’s guiding principle is that a disciplined trading approach combined with a broad diversification over a large number of markets, instruments and investment strategies is likely to lead to superior investment results, while maintaining risk at a level comparable to that associated with traditional asset classes. The target volatility of the portfolio is 15-20% annualized.

The Systematic Trend Programme’s investment strategy is to harness the performance of several systematic investment programs in a balanced portfolio, each program selected primarily for its methods of generating returns from global investments that are not highly correlated to the performance of traditional investment strategies such as the stock and bond markets. The goal remains to maximize diversification across various trading strategies and markets with the purpose of achieving capital appreciation objectives for investors while reducing overall portfolio volatility.

JE Moody & Company LLC

The JEM Commodity Relative Value Program was a systematic program that used quantitative models to detect and exploit price shifts and mispricings between related instruments in the energy, metal and agricultural markets, while employing hedging methods in an attempt to maintain approximate market or sector neutrality. The strategies did not make un-hedged directional bets. Most trades were implemented using offsetting long and short positions in futures and futures options, thus reducing exposure to sudden changes in market direction. As examples, such offsetting positions may have been in different delivery months of the same commodity market (e.g., calendar or butterfly spreads), in different but related markets (e.g., crude oil and unleaded gasoline) or between contracts traded on different exchanges (e.g., New York and London copper).

Market coverage for the JEM Commodity Relative Value Program portfolio included crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers, and potentially other commodities. JE Moody utilized primarily exchange-traded futures and futures options to implement its relative value trades, although trades may have also been made using other instruments, such as commodity swaps or OTC derivatives contracts.

The trading opportunities captured by the JEM Commodity Relative Value Program models were believed to arise due to various factors, including: changes in relative supply and demand of different commodity contracts, the idiosyncratic actions of market participants, external events that may disrupt production (e.g., droughts, hurricanes, labor unrest or geopolitics), and risk premia associated with general uncertainties in future supply or demand. By virtue of their relative value nature, JEM Commodity Relative Value Program trades may have been interpreted as providing market liquidity to directional traders who needed it, and earning a risk premium by doing so.

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

JE Moody attempted to manage the risk of large losses by limiting the overall portfolio leverage and the degree of exposure to any single commodity market or sector. The Commodity Relative Value portfolio typically included about 18 to 24 active relative value trades, with the number of open positions depending on the arbitrage opportunities available. The JEM Commodity Relative Value Program trades had low mutual correlation, covered multiple markets and sectors and thus enabled meaningful diversification within the JEM Commodity Relative Value Program portfolio.

When few favorable relative value trading opportunities arose in the commodity markets, or as JE Moody may have determined, JE Moody may have chosen to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities were available, JE Moody may have increased or reduced overall JEM Commodity Relative Value Program portfolio exposure.

To hedge offsetting long and short positions, JE Moody may have used techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral,” “dollar neutral” or “delta neutral.” No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with well hedged positions, there is usually some residual exposure to directional market movements. JE Moody sought to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade.

Altis Partners (Jersey) Limited.

Altis traded its Global Futures Portfolio Program on behalf of Altis Master. It was a proprietary, systematic, automated trading system. The Altis Global Futures Portfolio trading system currently traded in over 100 futures markets on recognized futures exchanges globally. Altis may have added or removed markets from the trading system in response to changes in market liquidity. Under the fully automated system, changes in market prices were forecast over a number of future periods and the portfolio was optimized to take best advantage of these forecasts. Forecasts were derived from a number of quantitative market phenomena; for instance, directional movement components looked for persistent upward or downward price movements over a number of time-scales, and anti-trending components were invoked when such movements may have gone too far too fast. Other inputs were derived from changes in perceived instrument volatility and the effect of one market against another closely correlated one.

Under the trading system, the relevant return forecasts, together with their corresponding measures of risk, and market correlation were re-estimated daily. Portfolio resources were then allocated to where the approach expected significant changes in prices, bearing in mind the need to diversify exposure to risk. As a result, portfolio composition was not fixed; there were no pre-assigned weightings to markets or sectors. Moreover, no one market was treated differently to its peers in terms of parameter inputs. Due to the number of inputs or indicators used, and their application across a broad range of markets, portfolio changes were generally small, except perhaps during periods of extreme volatility.

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

For the period January 1, 2016 through December 31, 2016, the average allocation by commodity market sector for each of the Funds were as follows:

	Willowbridge Master
Currencies		64.1%
Energy		6.1%
Interest Rates Non-U.S.		3.0%
Interest Rates U.S.		14.4%
Metals		2.5%
Stock Indices		9.9%

	Aspect Master
Currencies		43.2%
Energy		5.2%
Grains		5.0%
Interest Rates Non-U.S.		14.3%
Interest Rates U.S.		4.0%
Livestock		0.9%
Metals		8.1%
Softs		3.7%
Stock Indices		15.6%

	Graham Master
Currencies		33.1%
Energy		6.5%
Grains		4.1%
Interest Rates Non-U.S.		12.1%
Interest Rates U.S.		5.0%
Metals		10.9%
Softs		2.6%
Stock Indices		25.7%

	Boronia I, LLC
Currencies		30.4%
Energy		6.9%
Grains		7.1%
Interest Rates Non-U.S.		13.5%
Interest Rates U.S.		5.4%
Livestock		0.7%
Metals		4.9%
Softs		5.7%
Stock Indices		25.4%

	Cambridge Master
Currencies		100.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investments in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)

The Partnership/Funds invest their assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that an Advisor believes will permit it to enter and exit trades without noticeably moving the market.

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

(iv)

The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

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

(vii)

The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 19.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.1% to 24.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent and management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or the MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2016, 56,439.9990 limited partner Redeemable Units were redeemed totaling $52,481,536 as well as 787.6200 General Partner Redeemable Units totaling $710,011. For the year ended December 31, 2015, 40,641.1070 limited partner Redeemable Units were redeemed totaling $40,676,735 as well as 357.9740 General Partner Redeemable Units totaling $378,906. For the year ended December 31, 2014, 155,880.9060 limited partner Redeemable Units were redeemed totaling $134,564,735 as well as 2,188.3040 General Partner Redeemable Units totaling $1,914,039.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2016, there were additional subscriptions of 725.0740 limited partner Redeemable Units totaling $655,000. For the year ended December 31, 2015, there were additional subscriptions of 1,201.8070 limited partner Redeemable Units totaling $1,259,286. For the year ended December 31, 2014, there were additional subscriptions of 2,795.8450 limited partner Redeemable Units totaling $2,457,437.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 9.7% from $981.45 to $885.84. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 2.8% from $1,010.09 to $981.45. For the year ended December 31, 2014, the net asset value per Redeemable Unit increased 12.2% from $900.28 to $1,010.09.

The Partnership experienced a net trading loss of $7,490,744 before fees and expenses for the year ended December 31, 2016. Losses were primarily attributed to the Funds’ trading in energy, grains, currency, metals, livestock, softs and U.S. interest rates and were offset by trading gains in global stock index and non-U.S interest rates. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the energy markets during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses within the energy sector were recorded during November from short positions in natural gas futures as prices advanced in the latter half of the month as demand from power generation and the private sector spiked. During March and April, further losses were incurred within the energies from natural gas positions. Within the metals complex, losses were recorded during May from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional metals losses were experienced during February from short positions in zinc and copper futures as prices advanced in anticipation of stimulus measures from the People’s Bank of China bolstering China’s manufacturing sector. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices advanced on news that El Nino weather patterns brought dry conditions and exacerbated the spread of plant disease in South America. Losses within the agricultural markets were also recorded during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices amid signs African crops were recovering from a five-year low. Losses within the currency sector were recorded during December from long positions in the Indian Rupee versus the U.S. dollar as the relative value of the Indian currency moved lower in the first half of the month after the Royal Bank of India introduced policies to ease liquidity concerns. Losses within this sector were also incurred during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian currency advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. The Partnership’s losses for the year were partially offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Additional gains in the global interest rate sector were recorded during June from positions in European and U.S. fixed income futures. Within the global stock index sector, gains were recorded during December from long positions in U.S. and European equity index futures as prices rallied amid hopes President-elect Donald Trump’s proposals to boost U.S. fiscal policies would aid the global economy. Additional gains within the global stock index sector were achieved during July from long positions in U.S. equity index futures as prices advanced after the release of reports which indicated the U.S. economy was more robust than previously predicted.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended December 31, 2016 increased by $77,546 and for the twelve months ended December 31, 2016 increased by $326,798, as compared to the corresponding periods in 2015. The increase in interest income for the three and twelve months is primarily due to the Partnership’s investment in U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2016 were $24,070 and $34,851, respectively. The Partnership did not trade directly during the three and twelve months ended December 31, 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased $324,638 and $1,051,531, respectively, as compared to the corresponding periods in 2015. The decrease is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $161,762 and $524,180, respectively, as compared to the corresponding periods in 2015. The decrease is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $238,319 and $881,005, respectively, as compared to the corresponding periods in 2015. The decrease is due to a decrease in average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2016 resulted in incentive fees of $0 and $408,994, respectively. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $2,150,795, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $837,952 and $1,084,586, respectively.

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

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, directly or indirectly through its investment in the Funds, is exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and/or custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investments in the Funds is determined based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses) of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures- equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016 and 2015. As of December 31, 2016, the Partnership’s total capitalization was $136,664,864.

	December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$3,808,959	2.79%
Currencies	15,778,436	11.55
Equity	4,732,421	3.46
Interest Rates	2,276,871	1.66

Total	$26,596,687	19.46%

As of December 31, 2015, the Partnership’s total capitalization was $ 206,869,254.

	December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$10,323,796	4.99%
Currencies	25,986,493	12.56
Equity	3,491,933	1.69
Interest Rates	3,981,536	1.93

Total	$43,783,758	21.17%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of December 31, 2016 and indirect investments in the Funds by market category as of December 31, 2016 and 2015, the highest and lowest value at any point and the average value during the year. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2016 the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,175,345	1.59%	$2,731,803	$-	$941,077
Energy	231,529	0.17	246,199	-	65,955
Grains	249,367	0.18	294,010	-	96,410
Indices	651,249	0.48	659,106	-	205,357
Interest Rates U.S.	115,060	0.08	124,355	-	28,673
Interest Rates Non-U.S.	320,785	0.23	473,126	-	129,713
Livestock	13,513	0.01	85,883	-	24,460
Metals	260,511	0.19	336,955	-	97,708
Softs	174,364	0.13	210,024	-	73,289

Total	$4,191,723	3.06%

*	Annual average of month-end Value at Risk.

The Partnership did not trade directly as of December 31, 2015.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 9.8% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 44.7% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,584,628	6.68%	$5,495,895	$2,004,831	$3,746,199
Energy	324,801	0.61	1,599,620	66,554	394,050
Grains	370,844	0.69	682,790	294,513	403,401
Indices	2,391,035	4.46	2,562,786	501,719	1,442,103
Interest Rates U.S.	409,866	0.76	749,348	57,315	330,990
Interest Rates Non-U.S.	860,718	1.60	1,676,537	644,150	1,215,260
Livestock	34,993	0.07	203,363	19,751	77,084
Metals	688,095	1.28	1,354,919	292,857	635,834
Softs	275,454	0.51	621,153	124,438	330,137

Total	$8,940,434	16.66%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2016, Graham Master’s total capitalization was $32,966,110. The Partnership owned approximately 68.6% of Graham Master. As of December 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,447,426	7.42%	$3,987,099	$1,614,161	$2,611,134
Energy	580,745	1.76	1,053,470	95,021	526,525
Grains	211,811	0.64	531,949	180,994	316,649
Indices	2,221,816	6.74	3,550,849	1,030,449	2,049,189
Interest Rates U.S.	330,644	1.00	835,863	150,947	381,007
Interest Rates Non-U.S.	540,262	1.64	1,420,966	474,659	955,427
Metals	814,274	2.47	1,548,556	251,791	816,143
Softs	186,559	0.57	275,968	130,334	197,062

Total	$7,333,537	22.24%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 35.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2016, Cambridge Master’s total capitalization was $57,156,866. The Partnership owned approximately 44.1% of Cambridge Master. As of December 31, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$20,142,391	35.24%	$44,182,579	$15,170,546	$28,591,831

Total	$20,142,391	35.24%

*	Annual average of month-end Value at Risk.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s/Fund’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the S&P 500 (U.S.), VIX Market Volatility Index (U.S.), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), Dow Industrials 30 (U.S.), Dow Jones Euro STOXX 50 (Europe) and TOPIX (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the U.S. and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, copper, zinc, nickel, and aluminum.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, the soybean complex, corn, and palm oil accounted for the majority of the Partnership’s grain exposure as of December 31, 2016.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, cotton and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2016.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2016.

Foreign Currency Balances. The Partnership’s/Funds’ may hold various foreign balances. The Advisors regularly convert foreign currency balances to dollars in an attempt to manage the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

TACTICAL DIVERSIFIED FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Condensed Schedules of Investments at December 31, 2016 and Schedules of Investments at December 31, 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31,2016, 2015 and 2014; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Tactical Diversified Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Tactical Diversified Futures Fund L.P.	Tactical Diversified Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Tactical Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”) as of December 31, 2016 and 2015, including the condensed schedule of investments as of December 31, 2016 and the schedule of investments as of December 31, 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

Assets:
Investment in the Funds (1), at fair value (Note 6)	$126,238,109	$210,548,183

Equity in trading account:
Cash at MS&Co. (Note 3c)	12,654,296	425,263
Cash margin (Note 3c)	4,205,299	-
Net unrealized appreciation on open futures contracts	434,371	-

Total equity in trading account	17,293,966	425,263

Cash at bank (Note 1)	218	-
Interest receivable (Note 3c)	4,172	-

Total assets	$143,536,465	$210,973,446

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$64,394	$-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	239,121	351,622
Management fees (Note 3b)	163,269	222,936
General Partner fees (Note 3a)	119,183	175,255
Professional fees	213,317	315,729
Redemptions payable to General Partner (Note 7)	250,011	-
Redemptions payable to Limited Partners (Note 7)	5,822,306	3,038,650

Total liabilities	6,871,601	4,104,192

Partners’ Capital (Notes 1 and 7):
General Partner, 1,690.0654 and 2,477.6854 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	1,497,130	2,431,723
Limited Partners, 152,586.7508 and 208,301.6758 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	135,167,734	204,437,531

Total partners’ capital (net asset value)	136,664,864	206,869,254

Total liabilities and partners’ capital	$143,536,465	$210,973,446

Net asset value per Redeemable Unit	$885.84	$981.45

(1) Defined in Note 4.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	21	$6,943	0.01%
Energy	70	116,207	0.08
Grains	140	(24,086)	(0.02)
Indices	289	48,627	0.03
Interest Rates Non-U.S.	267	43,862	0.03
Livestock	9	500	0.00 *
Metals	28	21,623	0.02
Softs	59	37,285	0.03

Total futures contracts purchased		250,961	0.18

Futures Contracts Sold
Currencies	11	(4,328)	(0.00)*
Energy	8	(12,870)	(0.01)
Grains	185	(3,514)	(0.00)*
Indices	212	(7,692)	(0.01)
Interest Rates U.S.	83	11,516	0.01
Interest Rates Non-U.S.	293	23,986	0.02
Livestock	1	475	0.00 *
Metals	25	35,568	0.03
Softs	63	140,269	0.10

Total futures contracts sold		183,410	0.14

Net unrealized appreciation on open futures contracts		$434,371	0.32%

Unrealized Appreciation on Open Forward Contracts
Currencies	$12,549,341	$118,251	0.09%
Metals	26	124,856	0.09

Total unrealized appreciation on open forward contracts		243,107	0.18

Unrealized Depreciation on Open Forward Contracts
Currencies	$16,294,760	(194,963)	(0.15)
Metals	42	(112,538)	(0.08)

Total unrealized depreciation on open forward contracts		(307,501)	(0.23)

Net unrealized depreciation on open forward contracts		$(64,394)	(0.05)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.		$38,198,019	27.95%
CMF Aspect Master Fund L.P.		24,000,563	17.56
CMF Graham Capital Master Fund L.P.		22,617,006	16.55
Morgan Stanley Smith Barney Boronia I, LLC		16,206,218	11.86
Cambridge Master Fund L.P.		25,216,303	18.45

Total investment in the Funds		$126,238,109	92.37%

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$13,464	$-	$-
Interest income allocated from the Funds	343,399	30,065	36,299

Total investment income	356,863	30,065	36,299

Expenses:
Expenses allocated from the Funds	1,931,290	4,018,497	8,057,422
Clearing fees related to direct investments (Note 3c)	34,851	-	-
Ongoing selling agent fees (Note 3d)	3,612,608	4,664,139	10,176,335
General Partner fees (Note 3a)	1,800,622	2,324,802	639,011
Management fees (Note 3b)	2,401,013	2,807,792	3,672,489
Incentive fees (Note 3b)	188,689	1,694,935	-
Professional fees	564,889	655,176	603,840

Total expenses	10,533,962	16,165,341	23,149,097

Net investment loss	(10,177,099)	(16,135,276)	(23,112,798)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,471,792)	-	-
Net realized gains (losses) on closed contracts allocated from the Funds	(5,763,377)	20,924,263	42,270,714
Net change in unrealized gains (losses) on open contracts	369,824	-	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(625,399)	(11,228,364)	2,591,843

Total trading results	(7,490,744)	9,695,899	44,862,557

Net income (loss)	$(17,667,843)	$(6,439,377)	$21,749,759

Net income (loss) per Redeemable Unit (Note 8)*	$(95.61)	$(28.64)	$109.81

Weighted average Redeemable Units outstanding	190,017.8082	232,010.8995	329,443.1807

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2016, 2015 and 2014

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2013	$360,853,590	$4,522,974	$365,376,564
Net income (loss)	21,494,422	255,337	21,749,759
Subscriptions of 2,795.8450 Redeemable Units	2,457,437	-	2,457,437
Redemptions of 155,880.9060 Redeemable Units	(134,564,735)	-	(134,564,735)
Redemptions of 2,188.3040 General Partner Redeemable Units	-	(1,914,039)	(1,914,039)

Partners’ Capital, December 31, 2014	250,240,714	2,864,272	253,104,986
Net income (loss)	(6,385,734)	(53,643)	(6,439,377)
Subscriptions of 1,201.8070 Redeemable Units	1,259,286	-	1,259,286
Redemptions of 40,641.1070 Redeemable Units	(40,676,735)	-	(40,676,735)
Redemptions of 357.9740 General Partner Redeemable Units	-	(378,906)	(378,906)

Partners’ Capital, December 31, 2015	204,437,531	2,431,723	206,869,254
Net income (loss)	(17,443,261)	(224,582)	(17,667,843)
Subscriptions of 725.0740 Redeemable Units	655,000	-	655,000
Redemptions of 56,439.9990 Redeemable Units	(52,481,536)	-	(52,481,536)
Redemptions of 787.6200 General Partner Redeemable Units	-	(710,011)	(710,011)

Partners’ Capital, December 31, 2016	$135,167,734	$1,497,130	$136,664,864

Net asset value per Redeemable Unit:

2014:	$1,010.09

2015:	$981.45

2016:	$885.84

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

1.	Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds (as defined in Note 4, “Trading Activities”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s and/or the Funds’ assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds, managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner or, with respect to Boronia Trading Company (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

All trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Graham Capital Management, L.P., (“Graham”), International Standard Asset Management (“ISAM”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading adviser to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading adviser to the Partnership. Effective December 31, 2014, Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) ceased to act as a commodity trading adviser to the Partnership. Effective June 30, 2014, Drury Capital, Inc (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) ceased to act as commodity trading advisers to the Partnership. Reference herein to “Advisors” may include, as relevant, JE Moody, Altis, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds.

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

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

The Partnership, directly and through its investments in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

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

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

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

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Partnership’s/Funds’ Statements of Income and Expenses.

f.	Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $144,332 (cost of $144,485) and $0 (cost of $0) as of December 31, 2016 and 2015, respectively.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

g.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

h.

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

i.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946 “Financial Services-Investment Companies.” See Note 8, “Financial Highlights.”

j.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

k.

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

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective October 1, 2014, the Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) in return for its services equal to 1/12th of 1% (1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for purposes of calculating General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership.

Effective April 1, 2014, Graham receives a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end Net Assets allocated to Graham. Prior to April 1, 2014, Graham received a monthly management fee of 1/6th of 1% (2% per year) of month-end Net Assets allocated to Graham. Aspect, Willowbridge, Cambridge and ISAM receives a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to the Advisors. Boronia Trading Company pays Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership paid Boronia and Kaiser indirectly, the Partnership’s pro rata portion of the management fee of Boronia I, LLC and Kaiser I, LLC, respectively (as both are defined in Note 4, “Trading Activities”). Month-end Net Assets, for purposes of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Prior to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1/12th of 1% (1% per year) of month-end Net Assets allocated to Krom River. Prior to its termination on June 30, 2014, Drury received a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end Net Assets allocated to Drury. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end Net Assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to Altis. Prior to its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end Net Assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/6th of 1% (2% per year) of month-end Net Assets allocated to JE Moody.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

In addition, the Partnership is obligated to pay Aspect, Graham, Willowbridge and ISAM an incentive fee, payable quarterly, equal to 20% and Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Boronia will receive an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The incentive fee paid by Boronia I, LLC is allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $4,205,299 and $0, respectively. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay the Trading Companies on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that have not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end Net Assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. Morgan Stanley Wealth Management paid a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for purposes of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee, other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Statements of Income and Expenses.

Cambridge Master Fund L.P. (“Cambridge Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), Willowbridge Master Fund L.P. (Willowbridge Master”), Morgan Stanley Smith Barney Boronia I, LLC (“Boronia I, LLC” or “Boronia Trading Company”), the Partnership and prior to their liquidations, CMF Drury Capital Master Fund L.P. (“Drury Master”) and Morgan Staley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company” and, together with Boronia Trading Company, the “Trading Companies”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to their liquidations, KR Master Fund L.P. (“KR Master”), CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”) entered into futures brokerage account agreements with MS&Co. (each, a “Customer Agreement” and, together with the Partnership Customer Agreement, the “Customer Agreements”). Aspect Master, Boronia I, LLC, Cambridge Master, Graham Master and Willowbridge Master are collectively referred to herein as the “Funds.” References herein to “Funds” may also include, as relevant, reference to Altis Master, Drury Master, JEM Master, Kaiser I, LLC and KR Master. The assets allocated to ISAM are traded directly pursuant to ISAM’s Systematic Trend Programme.

The Customer Agreements give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the year ended December 31, 2016 was 1,485. The monthly average number of metals forward contracts traded directly by the Partnership during the year ended December 31, 2016 was 74. The monthly average notional value of currency forward contracts traded directly by the Partnership during the year ended December 31, 2016 was $36,729,925. There were no direct investments at December 31, 2015.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2016.

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$652,819	$(218,448)	$434,371	$-	$-	$434,371
Forwards	243,107	(243,107)	-	-	-	-

Total assets	$895,926	$(461,555)	$434,371	$-	$-	$434,371

Liabilities
Futures	$(218,448)	$218,448	$-	$-	$-	$-
Forwards	(307,501)	243,107	(64,394)	-	-	(64,394)

Total liabilities	$(525,949)	$461,555	$(64,394)	$-	$-	$(64,394)

Net fair value						$369,977 *

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2016.

December 31, 2016
Assets
Futures Contracts
Currencies	$8,276
Energy	118,837
Grains	38,610
Indices	95,026
Interest Rates U.S.	21,211
Interest Rates Non-U.S.	100,985
Livestock	2,455
Metals	67,712
Softs	199,707

Total unrealized appreciation on open futures contracts	652,819

Liabilities
Futures Contracts
Currencies	(5,661)
Energy	(15,500)
Grains	(66,210)
Indices	(54,091)
Interest Rates U.S.	(9,695)
Interest Rates Non-U.S.	(33,137)
Livestock	(1,480)
Metals	(10,521)
Softs	(22,153)

Total unrealized depreciation on open futures contracts	(218,448)

Net unrealized appreciation on open futures contracts	$434,371 *

Assets
Forward Contracts
Currencies	$118,251
Metals	124,856

Total unrealized appreciation on open forward contracts	243,107

Liabilities
Forward Contracts
Currencies	(194,963)
Metals	(112,538)

Total unrealized depreciation on open forward contracts	(307,501)

Net unrealized depreciation on open forward contracts	$(64,394)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2016. During the year ended December 31, 2015 and 2014, no derivative instruments were traded directly by the Partnership.

Sector	2016
Currencies	$12,482
Energy	(764,839)
Grains	61,794
Indices	11,075
Interest Rates U.S.	(30,501)
Interest Rates Non-U.S.	(423,179)
Livestock	24,283
Metals	(85,005)
Softs	91,922

Total	$(1,101,968)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the year ended December 31, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the year ended December 31, 2016 and 2015, there were no transfers of assets and liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$652,819	$652,819	$-	$-
Forwards	243,107	124,856	118,251	-

Total Assets	$895,926	$777,675	$118,251	$-

Liabilities
Futures	$218,448	$218,448	$-	$-
Forwards	307,501	112,538	194,963	-

Total Liabilities	$525,949	$330,986	$194,963	$-

6.	Investment in the Funds:

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

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Altis Master permitted commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016 for cash equal to $19,215,106.

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

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Kaiser I, LLC, a limited liability company organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in Kaiser I, LLC with cash equal to $30,000,000. Kaiser I, LLC permitted accounts managed by Kaiser using the Global Diversified Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014 for cash equal to $29,367,227.

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. JEM Master permitted accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner was also the general partner of JEM Master. Individual and pooled accounts managed by JE Moody, including the Partnership, were permitted to be limited partners of JEM Master. The General Partner and JE Moody believed that trading through this structure would promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody would trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated. The Partnership fully redeemed its investment in JEM Master on September 30, 2016 for cash equal to $9,054,379.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2016.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 13.7% of Willowbridge Master, 55.3% of Aspect Master, 72.7% of Graham Master, 59.7% of Altis Master, 61.0% of JEM Master, 48.8% of Boronia I, LLC and 28.3% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$396,846,845	$5,348,232	$391,498,613
Aspect Master	53,867,283	237,915	53,629,368
Graham Master	32,989,339	23,229	32,966,110
Boronia I, LLC	46,628,650	267,197	46,361,453
Cambridge Master	58,282,466	1,125,600	57,156,866

	December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$351,368,221	$2,668,272	$348,699,949
Aspect Master	68,986,804	521,227	68,465,577
Graham Master	52,819,144	17,985	52,801,159
Altis Master	44,778,165	463,886	44,314,279
JEM Master	11,192,959	67,453	11,125,506
Boronia I, LLC	74,378,857	119,223	74,259,634
Cambridge Master	59,992,404	282,482	59,709,922
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.
	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(120,715)	$10,171,911	$10,051,196
Aspect Master	(74,707)	(3,094,670)	(3,169,377)
Graham Master	(76,606)	(4,805,243)	(4,881,849)
Boronia I, LLC	(2,870,605)	3,734,634	864,029
Cambridge Master	10,557	(3,918,575)	(3,908,018)

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(783,256)	$6,652,400	$5,869,144
Aspect Master	(225,822)	8,457,822	8,232,000
Graham Master	(195,170)	3,492,009	3,296,839
Altis Master	(290,420)	1,080,015	789,595
JEM Master	(865,124)	1,989,416	1,124,292
Boronia I, LLC	(5,553,365)	(1,907,916)	(7,461,281)
Cambridge Master	(86,844)	9,062,618	8,975,774

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2016		For the year ended December 31, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fee	Incentive Fee

Willowbridge Master	27.95%	$38,198,019	$947,051	$103,822	$8,116	$-	$-	$835,113	Commodity Portfolio	Monthly

Aspect Master	17.56%	24,000,563	(1,165,692)	56,289	36,255	-	-	(1,258,236)	Commodity Portfolio	Monthly

Graham Master	16.55%	22,617,006	(3,271,114)	64,839	52,852	-	-	(3,388,805)	Commodity Portfolio	Monthly

Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly

JEM Master	0.00%	-	57,484	218,771	36,013	-	-	(197,300)	Commodity Portfolio	Monthly

Boronia I, LLC	11.86%	16,206,218	2,533,724	535,318	79,171	337,985	220,305	1,360,945	Commodity Portfolio	Monthly

Cambridge Master	18.45%	25,216,303	(1,924,793)	43,093	30,087	-	-	(1,997,973)	Commodity Portfolio	Monthly

Total		$126,238,109	$(6,045,377)	$1,099,937	$273,063	$337,985	$220,305	$(7,976,667)

	December 31, 2015		For the year ended December 31, 2015
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses				Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees	Management Fee	Incentive Fee

Willowbridge Master	23.12%	$47,827,925	$1,057,948	$129,770	$14,998	$-	$-	$913,180	Commodity Portfolio	Monthly

Aspect Master	18.31%	37,891,702	4,617,152	73,252	52,750	-	-	4,491,150	Commodity Portfolio	Monthly

Graham Master	18.56%	38,390,905	2,446,215	79,626	62,130	-	-	2,304,459	Commodity Portfolio	Monthly

Altis Master	12.80%	26,474,103	812,714	129,062	54,994	-	-	628,658	Commodity Portfolio	Monthly

JEM Master	3.28%	6,784,895	1,404,720	506,338	55,587	-	-	842,795	Commodity Portfolio	Monthly

Boronia I, LLC	17.53%	36,257,683	(533,992)	1,402,168	189,514	812,211	455,860	(3,393,745)	Commodity Portfolio	Monthly

Cambridge Master	8.18%	16,920,970	(78,793)	800	(563)	-	-	(79,030)	Commodity Portfolio	Monthly

Total		$210,548,183	$9,725,964	$2,321,016	$429,410	$812,211	$455,860	$5,707,467

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(42.05)	$40.15	$181.53
Net investment loss	(53.56)	(68.79)	(71.72)

Increase (decrease) for the year	(95.61)	(28.64)	109.81
Net asset value per Redeemable Unit, beginning of year	981.45	1,010.09	900.28

Net asset value per Redeemable Unit, end of year	$885.84	$981.45	$1,010.09

	2016	2015	2014
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.7)%	(7.0)%	(8.2)%

Operating expense	5.7%	6.1%	6.9%
Incentive fees	0.2%	0.9%	1.3%

Total expenses	5.9%	7.0%	8.2%

Total return:
Total return before incentive fees	(9.5)%	(1.9)%	13.5%
Incentive fees	(0.2)%	(0.9)%	(1.3)%

Total return after incentive fees	(9.7)%	(2.8)%	12.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.1% to 24.7% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

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

10.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 27, 2017, Boronia I, LLC changed its name from Morgan Stanley Smith Barney Boronia I, LLC to CMF Boronia I, LLC.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(2,142,787)	$(6,460,818)	$(1,331,881)	$2,444,742
Total investment income	89,156	92,475	78,719	96,513
Total expenses	(2,058,670)	(2,446,066)	(2,879,464)	(3,149,762)

Net income (loss)	$(4,112,301)	$(8,814,409)	$(4,132,626)	$(608,507)

Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.35)	$(47.43)	$(20.14)	$(3.69)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$3,942,404	$15,510,709	$(28,443,934)	$18,686,720
Total investment income	11,610	12,278	2,701	3,476
Total expenses	(3,072,634)	(3,366,321)	(3,679,406)	(6,046,980)

Net income (loss)	$881,380	$12,156,666	$(32,120,639)	$12,643,216

Increase (decrease) in Net Asset Value per Redeemable Unit	$3.58	$52.89	$(135.94)	$50.83

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information. None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), Feta Zabeli (Director), Maureen O’Toole (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Maureen O’Toole, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Maureen O’Toole, age 58, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

Matthew R. Graver, age 48, has been a director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of month-end net assets of the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Redeemable Units	General Partner	1,690.0654	1.1%

(c) Changes in control. None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$204,100
2015	$325,200

(2) Audit-Related Fees. None.

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Condensed Schedules of Investments at December 31, 2016 and Schedules of Investments at December 31, 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

(a)

Amendment No. 1 to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on Form 8-K filed on November 3, 2009 and incorporated herein by reference).

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

(a)	Letter from the General Partner extending the Management Agreement with Graham from June 30, 2016 through June 30, 2017 (filed herewith).

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

(b)	Letter from the General Partner extending the Management Agreement with Willowbridge from June 30, 2016 through June 30, 2017 (filed herewith).

10.5

Management Agreement among the Partnership, the General Partner and Drury (filed as Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed on February 14, 2003).

(a)

Letter from the General Partner extending the Management Agreement with Drury from June 30, 2013 through June 30, 2014 (filed as Exhibit 10.5 (a) to the Annual Report on Form 10-K filed on March 31, 2014 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending the Management Agreement with Aspect from June 30, 2016 through June 30, 2017 (filed herewith).

10.7	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)	Letter from the General Partner extending the Management Agreement with Altis from June 30, 2016 through June 30, 2017 (filed herewith).

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and Altis, effective August 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Krom River (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)

Letter from the General Partner extending the Management Agreement with Krom River from June 30, 2014 through June 30, 2015 (dated June 1, 2014 and filed as Exhibit 10.10(a) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

(b)

Amendment to the Management Agreement dated October 1, 2013, by and among the Partnership, the General Partner and Krom River (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

10.9

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.10	Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

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

10.13	Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2015 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated herein by reference).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Willowbridge Master Fund L.P.

99.3	Financial Statements of CMF Graham Capital Master Fund L.P.

99.4	Financial Statements of CMF Altis Partners Master Fund L.P. (Master in Liquidation).

99.5	Financial Statements of JEM Master Fund L.P. (Master in Liquidation).

99.6	Financial Statements of CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC).

99.7	Financial Statements of Cambridge Master Fund L.P.

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
Patrick T. Egan President and Director Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.