Form 10-Q
period 2017-03-31
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-05-11
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer        Non-accelerated filer X

Smaller reporting company        Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

As of April 30, 2017, 137,923.6348 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets:
Investment in the Funds (1), at fair value	$111,566,083	$126,238,109

Equity in trading account:
Cash at MS&Co.	12,325,013	12,654,296
Cash margin	4,503,690	4,205,299
Net unrealized appreciation on open futures contracts	51,771	434,371

Total equity in trading account	16,880,474	17,293,966

Cash at bank	1,022	218
Interest receivable	6,828	4,172

Total assets	$128,454,407	$143,536,465

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$121,662	$64,394
Accrued expenses:
Ongoing selling agent fees	213,888	239,121
Management fees	149,325	163,269
General Partner fees	106,532	119,183
Professional fees	280,438	213,317
Redemptions payable to General Partner	-	250,011
Redemptions payable to Limited Partners	3,446,821	5,822,306

Total liabilities	4,318,666	6,871,601

Partners’ Capital:
General Partner, 1,690.0654 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	1,469,663	1,497,130
Limited Partners, 141,062.1008 and 152,586.7508 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	122,666,078	135,167,734

Total partners’ capital (net asset value)	124,135,741	136,664,864

Total liabilities and partners’ capital	$128,454,407	$143,536,465

Net asset value per Redeemable Unit	$869.59	$885.84

(1) Defined in Note 1.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	32	$15,336	0.01%
Energy	18	(2,719)	(0.00) *
Grains	18	(17,202)	(0.01)
Indices	768	90,735	0.07
Interest Rates Non-U.S.	374	30,000	0.02
Livestock	18	13,525	0.01
Metals	72	18,819	0.02
Softs	54	(2,300)	(0.00) *

Total futures contracts purchased		146,194	0.12

Futures Contracts Sold
Currencies	3	(4,520)	(0.01)
Energy	87	(73,072)	(0.06)
Grains	230	55,629	0.04
Indices	95	23,784	0.02
Interest Rates U.S.	29	(18,242)	(0.01)
Interest Rates Non-U.S.	155	(91,995)	(0.08)
Livestock	6	(130)	(0.00) *
Metals	8	6,500	0.01
Softs	101	7,623	0.01

Total futures contracts sold		(94,423)	(0.08)

Net unrealized appreciation on open futures contracts		$51,771	0.04%

Unrealized Appreciation on Open Forward Contracts
Currencies	$19,852,093	$143,228	0.11%
Metals	39	86,631	0.07

Total unrealized appreciation on open forward contracts		229,859	0.18

Unrealized Depreciation on Open Forward Contracts
Currencies	$24,493,691	(297,017)	(0.24)
Metals	28	(54,504)	(0.04)

Total unrealized depreciation on open forward contracts		(351,521)	(0.28)

Net unrealized depreciation on open forward contracts		$(121,662)	(0.10)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.		$37,090,461	29.88%
CMF Aspect Master Fund L.P.		19,137,221	15.41
CMF Graham Capital Master Fund L.P.		19,523,976	15.73
CMF Boronia I, LLC		11,657,067	9.39
Cambridge Master Fund L.P.		24,157,358	19.46

Total investment in the Funds		$111,566,083	89.87%

*     Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	21	$6,943	0.01%
Energy	70	116,207	0.08
Grains	140	(24,086)	(0.02)
Indices	289	48,627	0.03
Interest Rates Non-U.S.	267	43,862	0.03
Livestock	9	500	0.00 *
Metals	28	21,623	0.02
Softs	59	37,285	0.03

Total futures contracts purchased		250,961	0.18

Futures Contracts Sold
Currencies	11	(4,328)	(0.00) *
Energy	8	(12,870)	(0.01)
Grains	185	(3,514)	(0.00) *
Indices	212	(7,692)	(0.01)
Interest Rates U.S.	83	11,516	0.01
Interest Rates Non-U.S.	293	23,986	0.02
Livestock	1	475	0.00 *
Metals	25	35,568	0.03
Softs	63	140,269	0.10

Total futures contracts sold		183,410	0.14

Net unrealized appreciation on open futures contracts		$434,371	0.32%

Unrealized Appreciation on Open Forward Contracts
Currencies	$12,549,341	$118,251	0.09%
Metals	26	124,856	0.09

Total unrealized appreciation on open forward contracts		243,107	0.18

Unrealized Depreciation on Open Forward Contracts
Currencies	$16,294,760	(194,963)	(0.15)
Metals	42	(112,538)	(0.08)

Total unrealized depreciation on open forward contracts		(307,501)	(0.23)

Net unrealized depreciation on open forward contracts		$(64,394)	(0.05)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.		$38,198,019	27.95%
CMF Aspect Master Fund L.P.		24,000,563	17.56
CMF Graham Capital Master Fund L.P.		22,617,006	16.55
Morgan Stanley Smith Barney Boronia I, LLC		16,206,218	11.86
Cambridge Master Fund L.P.		25,216,303	18.45

Total investment in the Funds		$126,238,109	92.37%

* Due to rounding.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$16,926	$-
Interest income allocated from the Funds	117,434	96,513

Total investment income	134,360	96,513

Expenses:
Expenses allocated from the Funds	230,177	576,405
Clearing fees related to direct investments	20,459	-
Ongoing selling agent fees	661,280	1,044,238
General Partner fees	329,443	520,464
Management fees	462,643	669,262
Incentive fees	-	188,689
Professional fees	132,462	150,704

Total expenses	1,836,464	3,149,762

Net investment loss	(1,702,104)	(3,053,249)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(59,178)	-
Net realized gains (losses) on closed contracts allocated from the Funds	(256,508)	3,073,364
Net change in unrealized gains (losses) on open contracts	(443,773)	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	4,559	(628,622)

Total trading results	(754,900)	2,444,742

Net income (loss)	(2,457,004)	(608,507)
Subscriptions — Limited Partners	33,000	-
Redemptions — Limited Partners	(10,105,119)	(9,714,999)

Net increase (decrease) in Partners’ Capital	(12,529,123)	(10,323,506)
Partners’ Capital, beginning of period	136,664,864	206,869,254

Partners’ Capital, end of period	$124,135,741	$196,545,748

Net asset value per Redeemable Unit
(142,752.1662 and 201,015.5532 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$869.59	$977.76

Net income (loss) per Redeemable Unit*	$(16.25)	$(3.69)

Weighted average Redeemable Units outstanding	150,412.0802	207,876.4729

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Tactical Diversified Futures Fund L.P. (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investments in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s and/or the Funds’ assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner” or, with respect to Boronia Trading Company (defined below), the “Trading Manager”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

All trading decisions are made for the Partnership by Aspect Capital Limited (“Aspect”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Graham Capital Management, L.P., (“Graham”), International Standard Asset Management (“ISAM”) and Willowbridge Associates Inc. (“Willowbridge”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Altis and JE Moody. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds.

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

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership, CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), Cambridge Master Fund L.P. (“Cambridge Master”) and prior to their termination, CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”), have entered into a futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Graham Master, Aspect Master, Willowbridge Master, Boronia I, LLC and Cambridge Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Altis Master and JEM Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $209,918 (cost of $213,976) and $144,332 (cost of $144,485) as of March 31, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standard Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(4.93)	$10.97
Net investment loss	(11.32)	(14.66)

Increase (decrease) for the period	(16.25)	(3.69)
Net asset value per Redeemable Unit, beginning of period	885.84	981.45

Net asset value per Redeemable Unit, end of period	$869.59	$977.76

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(5.6)%

Operating expense	5.7%	5.8%
Incentive fees	-%	0.1%

Total expenses	5.7%	5.9%

Total return:
Total return before incentive fees	(1.8)%	(0.3)%
Incentive fees	-%	(0.1)%

Total return after incentive fees	(1.8)%	(0.4)%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Customer Agreements with the Partnership and each of the Funds give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2017 was 1,937. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2017 was 118. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2017 was $52,166,221. There were no direct investments at March 31, 2016.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$444,309	$(392,538)	$51,771	$-	$-	$51,771
Forwards	229,859	(229,859)	-	-	-	-

Total assets	$674,168	$(622,397)	$51,771	$-	$-	$51,771

Liabilities
Futures	$(392,538)	$392,538	$-	$-	$-	$-
Forwards	(351,521)	229,859	(121,662)	-	-	(121,662)

Total liabilities	$(744,059)	$622,397	$(121,662)	$-	$-	$(121,662)

Net fair value						$(69,891)	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$652,819	$(218,448)	$434,371	$-	$-	$434,371
Forwards	243,107	(243,107)	-	-	-	-

Total assets	$895,926	$(461,555)	$434,371	$-	$-	$434,371

Liabilities
Futures	$(218,448)	$218,448	$-	$-	$-	$-
Forwards	(307,501)	243,107	(64,394)	-	-	(64,394)

Total liabilities	$(525,949)	$461,555	$(64,394)	$-	$-	$(64,394)

Net fair value						$369,977	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Futures Contracts
Currencies	$18,094
Energy	19,487
Grains	72,360
Indices	166,556
Interest Rates Non-U.S.	49,060
Livestock	17,800
Metals	31,604
Softs	69,348

Total unrealized appreciation on open futures contracts	444,309

Liabilities
Futures Contracts
Currencies	(7,278)
Energy	(95,278)
Grains	(33,933)
Indices	(52,037)
Interest Rates U.S.	(18,242)
Interest Rates Non-U.S.	(111,055)
Livestock	(4,405)
Metals	(6,285)
Softs	(64,025)

Total unrealized depreciation on open futures contracts	(392,538)

Net unrealized appreciation on open futures contracts	$51,771	*

Assets
Forward Contracts
Currencies	$143,228
Metals	86,631

Total unrealized appreciation on open forward contracts	229,859

Liabilities
Forward Contracts
Currencies	(297,017)
Metals	(54,504)

Total unrealized depreciation on open forward contracts	(351,521)

Net unrealized depreciation on open forward contracts	$(121,662)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
Futures Contracts
Currencies	$8,276
Energy	118,837
Grains	38,610
Indices	95,026
Interest Rates U.S.	21,211
Interest Rates Non-U.S.	100,985
Livestock	2,455
Metals	67,712
Softs	199,707

Total unrealized appreciation on open futures contracts	652,819

Liabilities
Futures Contracts
Currencies	(5,661)
Energy	(15,500)
Grains	(66,210)
Indices	(54,091)
Interest Rates U.S.	(9,695)
Interest Rates Non-U.S.	(33,137)
Livestock	(1,480)
Metals	(10,521)
Softs	(22,153)

Total unrealized depreciation on open futures contracts	(218,448)

Net unrealized appreciation on open futures contracts	$434,371	*

Assets
Forward Contracts
Currencies	$118,251
Metals	124,856

Total unrealized appreciation on open forward contracts	243,107

Liabilities
Forward Contracts
Currencies	(194,963)
Metals	(112,538)

Total unrealized depreciation on open forward contracts	(307,501)

Net unrealized depreciation on open forward contracts	$(64,394)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2017. During the three months ended March 31, 2016, no derivative instruments were traded directly by the Partnership.

Sector	Three Months Ended March 31, 2017
Currencies	$(219,586)
Energy	(433,060)
Grains	(192,416)
Indices	665,387
Interest Rates U.S.	(110,086)
Interest Rates Non-U.S.	(248,603)
Livestock	(28,715)
Metals	68,308
Softs	(4,180)

Total	$(502,951)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$444,309	$444,309	$-	$-
Forwards	229,859	86,631	143,228	-

Total Assets	$674,168	$530,940	$143,228	$-

Liabilities
Futures	$392,538	$392,538	$-	$-
Forwards	351,521	54,504	297,017	-

Total Liabilities	$744,059	$447,042	$297,017	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$652,819	$652,819	$-	$-
Forwards	243,107	124,856	118,251	-

Total Assets	$895,926	$777,675	$118,251	$-

Liabilities
Futures	$218,448	$218,448	$-	$-
Forwards	307,501	112,538	194,963	-

Total Liabilities	$525,949	$330,986	$194,963	$-

6.	Investment in the Funds:

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

(Unaudited)

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2017.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia which are charged at the Boronia Trading Company level. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2017, the Partnership owned approximately 9.9% of Willowbridge Master, 42.5% of Aspect Master, 68.8% of Graham Master, 31.6% of Boronia I, LLC and 48.1% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2017

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$382,452,602	$8,095,652	$374,356,950
Aspect Master	45,531,294	487,481	45,043,813
Graham Master	29,026,562	670,044	28,356,518
Boronia I, LLC	36,955,281	54,789	36,900,492
Cambridge Master	50,291,775	45,851	50,245,924

	December 31, 2016

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$396,846,845	$5,348,232	$391,498,613
Aspect Master	53,867,283	237,915	53,629,368
Graham Master	32,989,339	23,229	32,966,110
Boronia I, LLC	46,628,650	267,197	46,361,453
Cambridge Master	58,282,466	1,125,600	57,156,866

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$196,912	$(6,637,913)	$(6,441,001)
Aspect Master	8,991	(803,907)	(794,916)
Graham Master	(319)	325,467	325,148
Boronia I, LLC	(405,785)	(5,325,025)	(5,730,810)
Cambridge Master	19,386	4,721,492	4,740,878

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(109,566)	$(2,093,510)	$(2,203,076)
Aspect Master	(24,823)	1,461,750	1,436,927
Graham Master	(27,377)	(1,593,933)	(1,621,310)
Altis Master	(52,819)	(3,321,307)	(3,374,126)
JEM Master	(144,637)	(279,997)	(424,634)
Boronia I, LLC	(691,182)	6,706,936	6,015,754
Cambridge Master	9,910	4,679,654	4,689,564

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	29.88%	$37,090,461	$(617,603)	$24,466	$1,688	$-	$-	$(643,757)	Commodity Portfolio	Monthly
Aspect Master	15.41%	19,137,221	(323,701)	11,057	6,728	-	-	(341,486)	Commodity Portfolio	Monthly
Graham Master	15.73%	19,523,976	264,416	11,684	10,931	-	-	241,801	Commodity Portfolio	Monthly
Boronia I, LLC	9.39%	11,657,067	(1,691,489)	84,963	11,032	47,015	-	(1,834,499)	Commodity Portfolio	Monthly
Cambridge Master	19.46%	24,157,358	2,233,862	13,665	6,948	-	-	2,213,249	Commodity Portfolio	Monthly

Total		$111,566,083	$(134,515)	$145,835	$37,327	$47,015	$-	$(364,692)

	December 31, 2016		For the three months ended March 31, 2016
				Expenses
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Net Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	27.95%	$38,198,019	$(195,148)	$36,397	$2,515	$-	$-	$(234,060)	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	909,839	15,749	10,979	-	-	883,111	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	(1,112,783)	18,169	14,789	-	-	(1,145,741)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(1,887,832)	31,649	11,671	-	-	(1,931,152)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	(168,114)	79,743	12,645	-	-	(260,502)	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	3,213,591	165,309	26,941	115,082	20,246	2,886,013	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	1,781,702	6,840	7,681	-	-	1,767,181	Commodity Portfolio	Monthly

Total		$126,238,109	$2,541,255	$353,856	$87,221	$115,082	$20,246	$1,964,850

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 58.3% to 66.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Fund’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Partnership’s capital decreased 9.2% from $136,664,864 to $124,135,741. This decrease was attributable to redemptions of 11,561.9030 limited partner Redeemable Units totaling $10,105,119 and a net loss of $2,457,004, which was partially offset by the subscriptions of 37.2530 limited partner Redeemable Units totaling $33,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2017, the Partnership’s net asset value per Redeemable Unit decreased 1.8% from $885.84 to $869.59 as compared to a decrease of 0.4% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $754,900. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, U.S and non U.S. interest rates, livestock and softs and were partially offset by gains in currencies, metals and indices. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,444,742. Gains were primarily attributable to the Funds’ trading in global interest rate, currency, energy, and global stock index markets and were offset by losses in metals and agricultural sectors.

The most significant losses were incurred within the energy markets during January from long positions in natural gas futures as prices declined as mild weather throughout much of the U.S. limited demand for heating fuel demand. Additional losses within this sector were experienced during February from positions in the crude oil complex as choppy price actions dominated throughout the month. Within the global interest rate sector, losses were recorded during March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. During January, losses within the global interest rate markets were incurred due to long positions in European fixed income futures as prices fell amid speculation that rising inflation in the Eurozone may cause the European Central Bank (“ECB”) to taper its stimulus program. Further losses in this sector were recorded during March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Losses within the agricultural sector were experienced during January from short positions in corn and wheat futures as prices rallied after reports indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index markets during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Within the currency sector, gains were recorded during February from long positions in the Taiwan dollar versus the U.S. dollar as the relative value of the Taiwanese currency moved higher amid economic reports which indicated exports from the Asian nation beat expectations in January. Further gains in this sector were experienced during January from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three months ended March 31, 2017 increased by $37,847 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2017 were $20,459. The Partnership did not trade directly during the three months ended March 31, 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $382,958 as compared to the corresponding period in 2016. The decrease is primarily due to a decrease in average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $191,021 as compared to the corresponding period in 2016. The decrease is primarily due to a decrease in average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $274,686 as compared to the corresponding period in 2016. The decrease is due to a decrease in average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2017 resulted in incentive fees of $0. Trading performance for the three months ended March 31, 2016 resulted in incentive fees of $208,935. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2017 and December 31, 2016, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2017	December 31, 2016
Willowbridge Associates Inc.	30% $ 36,969,870	28% $ 38,073,542
Aspect Capital Limited	15% $ 19,091,183	16% $ 21,469,860
Graham Capital Management, L.P.	14% $ 17,743,176	16% $ 21,546,766
Boronia Capital Pty. Ltd.	10% $ 11,620,956	10% $ 13,557,629
Cambridge Master Fund L.P.	18% $ 22,335,441	18% $ 25,113,195
International Standard Asset Management	13% $ 16,375,115	12% $ 16,903,872

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership/Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s/Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to ISAM, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM directly trades a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed account in the Partnership’s name traded by ISAM) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Partnership’s total capitalization was $124,135,741.

	March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$3,430,955	2.77%
Currencies	18,094,842	14.58
Equity	4,268,586	3.44
Interest Rates	2,623,468	2.12

Total	$28,417,851	22.91%

As of December 31, 2016, the Partnership’s total capitalization was $136,664,864.

	December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$3,808,959	2.79%
Currencies	15,778,436	11.55
Equity	4,732,421	3.46
Interest Rates	2,276,871	1.66

Total	$26,596,687	19.46%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,062,328	1.66%	$2,491,646	$2,005,343	$2,238,988
Energy	231,686	0.19	250,135	114,444	176,814
Grains	225,380	0.18	249,367	90,641	164,273
Indices	1,024,355	0.83	1,036,893	644,296	938,878
Interest Rates U.S.	40,920	0.03	140,327	40,920	64,543
Interest Rates Non-U.S.	282,171	0.23	339,522	202,785	262,546
Livestock	39,820	0.03	39,820	10,084	25,655
Metals	303,833	0.24	381,880	209,465	328,773
Softs	261,138	0.21	262,933	172,218	230,035

Total	$4,471,631	3.60%

*	Average of month-end Values at Risk.

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,175,345	1.59%	$2,731,803	$-	$941,077
Energy	231,529	0.17	246,199	-	65,955
Grains	249,367	0.18	294,010	-	96,410
Indices	651,249	0.48	659,106	-	205,357
Interest Rates U.S.	115,060	0.08	124,355	-	28,673
Interest Rates Non-U.S.	320,785	0.23	473,126	-	129,713
Livestock	13,513	0.01	85,883	-	24,460
Metals	260,511	0.19	336,955	-	97,708
Softs	174,364	0.13	210,024	-	73,289

Total	$4,191,723	3.06%

*	Annual average of month-end Values at Risk.

As of March 31, 2017, Willowbridge Master’s total capitalization was $374,356,950. The Partnership owned approximately 9.9% of Willowbridge Master. As of March 31, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,696,312	1.79%	$19,283,789	$3,531,563	$10,808,948
Energy	2,466,524	0.66	8,223,690	-	3,411,635
Indices	1,334,049	0.36	9,945,997	490,209	2,845,913
Interest Rates U.S.	10,076,057	2.69	13,534,170	153,995	5,408,693
Interest Rates Non-U.S.	332,105	0.09	5,063,944	325,291	691,268

Total	$20,905,047	5.59%

*	Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 9.8% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

As of March 31, 2017, Aspect Master’s total capitalization was $45,043,813. The Partnership owned approximately 42.5% of Aspect Master. As of March 31, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,673,545	10.38%	$4,720,943	$2,990,095	$4,093,088
Energy	421,166	0.94	452,727	148,355	330,319
Grains	362,826	0.81	370,369	208,924	307,774
Indices	1,896,311	4.21	2,393,315	1,843,154	2,007,408
Interest Rates U.S.	156,255	0.35	409,866	138,945	162,576
Interest Rates Non-U.S.	315,503	0.70	874,575	308,848	508,838
Livestock	135,630	0.30	135,630	34,993	97,717
Metals	445,679	0.99	688,095	440,869	542,535
Softs	469,539	1.04	469,539	184,157	324,623

Total	$8,876,454	19.72%

*	Average of month-end Values at Risk.

As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 44.7% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,584,628	6.68%	$5,495,895	$2,004,831	$3,746,199
Energy	324,801	0.61	1,599,620	66,554	394,050
Grains	370,844	0.69	682,790	294,513	403,401
Indices	2,391,035	4.46	2,562,786	501,719	1,442,103
Interest Rates U.S.	409,866	0.76	749,348	57,315	330,990
Interest Rates Non-U.S.	860,718	1.60	1,676,537	644,150	1,215,260
Livestock	34,993	0.07	203,363	19,751	77,084
Metals	688,095	1.28	1,354,919	292,857	635,834
Softs	275,454	0.51	621,153	124,438	330,137

Total	$8,940,434	16.66%

*	Annual average of month-end Values at Risk.

As of March 31, 2017, Graham Master’s total capitalization was $28,356,518. The Partnership owned approximately 68.8% of Graham Master. As of March 31, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,468,730	8.71%	$2,468,730	$1,503,553	$2,034,356
Energy	589,325	2.08	644,380	368,896	546,568
Grains	218,625	0.77	243,172	117,370	215,765
Indices	2,301,068	8.11	2,718,753	2,014,064	2,533,308
Interest Rates U.S.	487,207	1.72	606,678	201,592	460,594
Interest Rates Non-U.S.	601,272	2.12	712,703	460,609	566,712
Metals	551,334	1.94	842,693	443,713	717,082
Softs	151,998	0.54	187,547	116,744	162,166

Total	$7,369,559	25.99%

*	Average of month-end Values at Risk.

As of December 31, 2016, Graham Master’s total capitalization was $32,966,110. The Partnership owned approximately 68.6% of Graham Master. As of December 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,447,426	7.42%	$3,987,099	$1,614,161	$2,611,134
Energy	580,745	1.76	1,053,470	95,021	526,525
Grains	211,811	0.64	531,949	180,994	316,649
Indices	2,221,816	6.74	3,550,849	1,030,449	2,049,189
Interest Rates U.S.	330,644	1.00	835,863	150,947	381,007
Interest Rates Non-U.S.	540,262	1.64	1,420,966	474,659	955,427
Metals	814,274	2.47	1,548,556	251,791	816,143
Softs	186,559	0.57	275,968	130,334	197,062

Total	$7,333,537	22.24%

*	Annual average of month-end Values at Risk.

As of March 31, 2017 Boronia I, LLC’s total capitalization was $36,900,492. The Partnership owned approximately 31.6% of Boronia I, LLC. As of March 31, 2017 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,573,053	4.26%	$3,464,967	$964,748	$1,951,139
Interest Rates	1,014,553	2.75	1,899,533	596,316	1,146,741
Equity	2,288,270	6.20	4,122,790	1,316,304	2,240,850
Commodity	966,275	2.62	2,626,292	800,683	1,431,898

Total	$5,842,151	15.83%

*	Average of month-end Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 35.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of month-end Values at Risk.

As of March 31, 2017 Cambridge Master’s total capitalization was $50,245,924. The Partnership owned approximately 48.1% of Cambridge Master. As of March 31, 2017 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,259,359	46.29%	$28,211,500	$19,936,667	$25,676,142

Total	$23,259,359	46.29%

*	Average of month-end Values at Risk.

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

Item 4. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item lA., “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended March 31, 2017, there were additional subscriptions of 37.2530 Redeemable Units totaling $33,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	4,107.7950	$871.64	N/A	N/A
February 1, 2017 - February 28, 2017	3,490.3770	$881.79	N/A	N/A
March 1, 2017 - March 31, 2017	3,963.7310	$869.59	N/A	N/A
	11,561.9030	$874.00

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

Item 6. Exhibits.

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

(a)

Letter from the General Partner extending the Management Agreement with Graham from June 30, 2016 through June 30, 2017 (filed as Exhibit 10.3(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

(b)

Letter from the General Partner extending the Management Agreement with Willowbridge from June 30, 2016 through June 30, 2017 (filed as Exhibit 10.4(b) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)

Letter from the General Partner extending Management Agreement with Aspect from June 30, 2016 through June 30, 2017 (filed as Exhibit 10.6(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

(a)

Letter from the General Partner extending the Management Agreement with Altis from June 30, 2016 through June 30, 2017 (filed as Exhibit 10.7(a) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.