Form 10-Q
period 2017-06-30
TACTICAL DIVERSIFIED FUTURES FUND L.P.
filed 2017-08-10
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes      No   X

As of July 31, 2017, 126,022.2028 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Tactical Diversified Futures Fund L.P.

Statements of Financial Condition

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Investment in the Funds (1), at fair value	$98,511,977	$126,238,109

Equity in trading account:
Unrestricted cash	10,954,421	12,654,296
Restricted cash	5,512,585	4,205,299
Net unrealized appreciation on open futures contracts	-	434,371

Total equity in trading account	16,467,006	17,293,966

Cash at bank	825	218
Interest receivable	8,546	4,172

Total assets	$114,988,354	$143,536,465

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$456,370	$-
Net unrealized depreciation on open forward contracts	36,374	64,394
Accrued expenses:
Ongoing selling agent fees	190,826	239,121
Management fees	132,312	163,269
General Partner fees	94,995	119,183
Professional fees	310,891	213,317
Redemptions payable to General Partner	270,000	250,011
Redemptions payable to Limited Partners	3,347,102	5,822,306

Total liabilities	4,838,870	6,871,601

Partners’ Capital:
General Partner, 1,371.6544 and 1,690.0654 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	1,163,106	1,497,130
Limited Partners, 128,527.8828 and 152,586.7508 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	108,986,378	135,167,734

Total partners’ capital (net asset value)	110,149,484	136,664,864

Total liabilities and partners’ capital	$114,988,354	$143,536,465

Net asset value per Redeemable Unit	$847.96	$885.84

(1) Defined in Note 1.

See accompanying notes to financial statements.

Tactical Diversified Futures Fund, L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	22	$10,914	0.01%
Energy	5	1,889	0.00	*
Grains	13	4,674	0.00	*
Indices	775	(110,854)	(0.10)
Interest Rates U.S.	22	(8,281)	(0.00)	*
Interest Rates Non-U.S.	533	(208,097)	(0.19)
Livestock	24	235	0.00	*
Metals	39	40,334	0.04
Softs	2	100	0.00	*

Total futures contracts purchased		(269,086)	(0.24)

Futures Contracts Sold
Currencies	4	2,973	0.00	*
Energy	162	(178,957)	(0.16)
Grains	174	(100,166)	(0.09)
Indices	128	(9,811)	(0.01)
Interest Rates U.S.	13	1,469	0.00	*
Interest Rates Non-U.S.	77	16,654	0.01
Metals	18	(3,615)	(0.00)	*
Softs	164	84,169	0.08

Total futures contracts sold		(187,284)	(0.17)

Net unrealized depreciation on open futures contracts		$(456,370)	(0.41)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$17,836,994	$175,130	0.16%
Metals	22	42,512	0.04

Total unrealized appreciation on open forward contracts		217,642	0.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$17,437,038	(194,856)	(0.18)
Metals	40	(59,160)	(0.05)

Total unrealized depreciation on open forward contracts		(254,016)	(0.23)

Net unrealized depreciation on open forward contracts		$(36,374)	(0.03)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF Willowbridge Master Fund L.P.		$33,393,884	30.32%
CMF Aspect Master Fund L.P.		17,213,206	15.63
CMF Graham Capital Master Fund L.P.		14,672,932	13.32
CMF Boronia I, LLC		10,613,558	9.63
Cambridge Master Fund L.P.		22,618,397	20.53

Total investment in the Funds		$98,511,977	89.43%

*	Due to rounding.

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

Tactical Diversified Futures Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$23,982	$-	$40,908	$-
Interest income allocated from the Funds	150,852	78,719	268,286	175,232

Total investment income	174,834	78,719	309,194	175,232

Expenses:
Expenses allocated from the Funds	224,364	685,016	454,541	1,261,421
Clearing fees related to direct investments	19,808	-	40,267	-
Ongoing selling agent fees	600,508	943,888	1,261,788	1,988,126
General Partner fees	299,001	470,426	628,444	990,890
Management fees	417,356	627,926	879,999	1,297,188
Incentive fees	-	-	-	188,689
Professional fees	128,268	152,208	260,730	302,912

Total expenses	1,689,305	2,879,464	3,525,769	6,029,226

Net investment loss	(1,514,471)	(2,800,745)	(3,216,575)	(5,853,994)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(199,807)	-	(258,985)	-
Net realized gains (losses) on closed contracts allocated from the Funds	(110,086)	(4,446,348)	(366,594)	(1,372,984)
Net change in unrealized gains (losses) on open contracts	(417,930)	-	(861,703)	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(699,306)	3,114,467	(694,747)	2,485,845

Total trading results	(1,427,129)	(1,331,881)	(2,182,029)	1,112,861

Net income (loss)	(2,941,600)	(4,132,626)	(5,398,604)	(4,741,133)
Subscriptions — Limited Partners	-	-	33,000	-
Redemptions — General Partner	(270,000)	-	(270,000)	-
Redemptions — Limited Partners	(10,774,657)	(10,894,701)	(20,879,776)	(20,609,700)
Net increase (decrease) in Partners’ Capital	(13,986,257)	(15,027,327)	(26,515,380)	(25,350,833)

Partners’ Capital, beginning of period	124,135,741	196,545,748	136,664,864	206,869,254

Partners’ Capital, end of period	$110,149,484	$181,518,421	$110,149,484	$181,518,421

Net asset value per Redeemable Unit (129,899.5372 and 189,552.4882 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$847.96	$957.62	$847.96	$957.62

Net income (loss) per Redeemable Unit*	$(21.63)	$(20.14)	$(37.88)	$(23.83)

Weighted average Redeemable Units outstanding	138,843.6852	197,767.0429	144,627.8827	202,821.7579

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

All trading decisions are made for the Partnership by Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P., (“Graham”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and International Standard Asset Management (“ISAM”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Altis and JE Moody. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investments in the Funds.

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. (“JPMorgan”).

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), Cambridge Master Fund L.P. (“Cambridge Master”) and prior to their termination, CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”), have entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC and Cambridge Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Altis Master and JEM Master. Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC and Cambridge Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has also entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(290,321) (proceeds of $291,186) and $144,332 (cost of $144,485) as of June 30, 2017 and December 31, 2016, respectively.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(10.72)	$(5.98)	$(15.64)	$5.03
Net investment loss	(10.91)	(14.16)	(22.24)	(28.86)

Increase (decrease) for the period	(21.63)	(20.14)	(37.88)	(23.83)
Net asset value per Redeemable Unit, beginning of period	869.59	977.76	885.84	981.45

Net asset value per Redeemable Unit, end of period	$847.96	$957.62	$847.96	$957.62

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.2)%	(5.7)%	(5.2)%	(5.8)%

Operating expenses	5.8%	5.8%	5.7%	5.8%
Incentive fees	-%	0.1%	-%	0.2%

Total expenses	5.8%	5.9%	5.7%	6.0%

Total return:
Total return before incentive fees	(2.5)%	(2.0)%	(4.3)%	(2.2)%
Incentive fees	-%	(0.1)%	-%	(0.2)%

Total return after incentive fees	(2.5)%	(2.1)%	(4.3)%	(2.4)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three and six months ended June 30, 2017 was 2,154 and 2,045, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three and six months ended June 30, 2017 was 86 and 102, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three and six months ended June 30, 2017 was $63,053,954 and $57,610,088, respectively. There were no direct investments at June 30, 2016.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the		Net Amount
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$347,164	$(347,164)	$-	$-	$-	$-
Forwards	217,642	(217,642)	-	-	-	-

Total assets	$564,806	$(564,806)	$-	$-	$-	$-

Liabilities
Futures	$(803,534)	$347,164	$(456,370)	$-	$-	$(456,370)
Forwards	(254,016)	217,642	(36,374)	-	-	(36,374)

Total liabilities	$(1,057,550)	$564,806	$(492,744)	$-	$-	$(492,744)

Net fair value						$(492,744)	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the		Net Amount
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*

December 31, 2016

Assets
Futures	$652,819	$(218,448)	$434,371	$-	$-	$434,371
Forwards	243,107	(243,107)	-	-	-	-

Total assets	$895,926	$(461,555)	$434,371	$-	$-	$434,371

Liabilities
Futures	$(218,448)	$218,448	$-	$-	$-	$-
Forwards	(307,501)	243,107	(64,394)	-	-	(64,394)

Total liabilities	$(525,949)	$461,555	$(64,394)	$-	$-	$(64,394)

Net fair value						$369,977	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017

Assets
Futures Contracts
Currencies	$18,266
Energy	17,036
Grains	6,646
Indices	52,529
Interest Rates U.S.	8,500
Interest Rates Non-U.S.	57,920
Livestock	18,745
Metals	51,008
Softs	116,514

Total unrealized appreciation on open futures contracts	347,164

Liabilities
Futures Contracts
Currencies	(4,379)
Energy	(194,104)
Grains	(102,138)
Indices	(173,194)
Interest Rates U.S.	(15,312)
Interest Rates Non-U.S.	(249,363)
Livestock	(18,510)
Metals	(14,289)
Softs	(32,245)

Total unrealized depreciation on open futures contracts	(803,534)

Net unrealized depreciation on open futures contracts	$(456,370)	*

Assets
Forward Contracts
Currencies	$175,130
Metals	42,512

Total unrealized appreciation on open forward contracts	217,642

Liabilities
Forward Contracts
Currencies	(194,856)
Metals	(59,160)

Total unrealized depreciation on open forward contracts	(254,016)

Net unrealized depreciation on open forward contracts	$(36,374)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2017. There were no derivative instruments traded directly by the Partnership during the three and six months ended June 30, 2016.

	Three Months Ended		Six Months Ended
Sector	June 30, 2017		June 30, 2017
Currencies	$(189,115)		$(408,701)
Energy	(253,161)		(686,221)
Grains	(329,176)		(521,592)
Indices	437,063		1,102,450
Interest Rates U.S.	(38,609)		(148,695)
Interest Rates Non-U.S.	(240,907)		(489,510)
Livestock	72,028		43,313
Metals	(260,818)		(192,510)
Softs	184,958		180,778

Total	$(617,737)	***	$(1,120,688)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.   Fair Value Measurements:

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$347,164	$347,164	$-	$-
Forwards	217,642	42,512	175,130	-

Total Assets	$564,806	$389,676	$175,130	$-

Liabilities
Futures	$803,534	$803,534	$-	$-
Forwards	254,016	59,160	194,856	-

Total Liabilities	$1,057,550	$862,694	$194,856	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$652,819	$652,819	$-	$-
Forwards	243,107	124,856	118,251	-

Total Assets	$895,926	$777,675	$118,251	$-

Liabilities
Futures	$218,448	$218,448	$-	$-
Forwards	307,501	112,538	194,963	-

Total Liabilities	$525,949	$330,986	$194,963	$-

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 21,851.9469 units of Altis Master with cash equal to $70,000,000. Prior to its termination, Altis Master permitted commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016 for cash equal to $19,215,106.

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

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 11,968.0895 units of JEM Master with cash equal to $15,820,000. Prior to its termination, JEM Master permitted accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JEM Master on September 30, 2016 for cash equal to $9,054,379.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2017.

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

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2017, the Partnership owned approximately 8.7% of Willowbridge Master, 43.5% of Aspect Master, 68.7% of Graham Master, 34.5% of Boronia I, LLC and 50.1% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$390,257,421	$6,451,000	$383,806,421
Aspect Master	40,801,392	1,233,449	39,567,943
Graham Master	22,708,569	1,363,808	21,344,761
Boronia I, LLC	30,812,425	46,443	30,765,982
Cambridge Master	45,122,966	39,161	45,083,805

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$396,846,845	$5,348,232	$391,498,613
Aspect Master	53,867,283	237,915	53,629,368
Graham Master	32,989,339	23,229	32,966,110
Boronia I, LLC	46,628,650	267,197	46,361,453
Cambridge Master	58,282,466	1,125,600	57,156,866

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$375,645	$3,267,721	$3,643,366
Aspect Master	23,666	(1,848,627)	(1,824,961)
Graham Master	7,285	(1,174,536)	(1,167,251)
Boronia I, LLC	(372,467)	290,771	(81,696)
Cambridge Master	44,132	937,924	982,056

	For the six months ended June 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$572,557	$(3,370,192)	$(2,797,635)
Aspect Master	32,657	(2,652,534)	(2,619,877)
Graham Master	6,966	(849,069)	(842,103)
Boronia I, LLC	(778,252)	(5,034,254)	(5,812,506)
Cambridge Master	63,518	5,659,416	5,722,934

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	For the three months ended June 30, 2016
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

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	30.32%	$33,393,884	$315,466	$25,153	$1,607	$-	$-	$288,706	Commodity Portfolio	Monthly
Aspect Master	15.63%	17,213,206	(769,572)	11,817	6,822	-	-	(788,211)	Commodity Portfolio	Monthly
Graham Master	13.32%	14,672,932	(790,045)	10,528	10,793	-	-	(811,366)	Commodity Portfolio	Monthly
Boronia I, LLC	9.63%	10,613,558	102,751	91,218	9,754	41,522	-	(39,743)	Commodity Portfolio	Monthly
Cambridge Master	20.53%	22,618,397	482,860	7,909	7,241	-	-	467,710	Commodity Portfolio	Monthly

Total		$98,511,977	$(658,540)	$146,625	$36,217	$41,522	$-	$(882,904)

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

	June 30, 2017		For the six months ended June 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	30.32%	$33,393,884	$(302,137)	$49,619	$3,295	$-	$-	$(355,051)	Commodity Portfolio	Monthly
Aspect Master	15.63%	17,213,206	(1,093,273)	22,874	13,550	-	-	(1,129,697)	Commodity Portfolio	Monthly
Graham Master	13.32%	14,672,932	(525,629)	22,212	21,724	-	-	(569,565)	Commodity Portfolio	Monthly
Boronia I, LLC	9.63%	10,613,558	(1,588,738)	176,181	20,786	88,537	-	(1,874,242)	Commodity Portfolio	Monthly
Cambridge Master	20.53%	22,618,397	2,716,722	21,574	14,189	-	-	2,680,959	Commodity Portfolio	Monthly

Total		$98,511,977	$(793,055)	$292,460	$73,544	$88,537	$-	$(1,247,596)

	December 31, 2016		For the three months ended June 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	27.95%	$38,198,019	$(914,597)	$26,206	$2,271	$-	$-	$(943,074)	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	(518,356)	15,819	10,599	-	-	(544,774)	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	940,588	18,296	14,787	-	-	907,505	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(1,334,205)	46,156	18,898	-	-	(1,399,259)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	(523,311)	69,020	13,043	-	-	(605,374)	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	1,956,851	131,114	19,518	83,303	199,853	1,523,063	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	(860,132)	7,627	8,506	-	-	(876,265)	Commodity Portfolio	Monthly

Total		$126,238,109	$(1,253,162)	$314,238	$87,622	$83,303	$199,853	$(1,938,178)

	December 31, 2016		For the six months ended June 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	27.95%	$38,198,019	$(1,109,745)	$62,603	$4,786	$-	$-	$(1,177,134)	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	391,483	31,568	21,578	-	-	338,337	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	(172,195)	36,465	29,576	-	-	(238,236)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	(691,425)	148,763	25,688	-	-	(865,876)	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	5,170,442	296,423	46,459	198,385	220,099	4,409,076	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	921,570	14,467	16,187	-	-	890,916	Commodity Portfolio	Monthly

Total		$126,238,109	$1,288,093	$668,094	$174,843	$198,385	$220,099	$26,672

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

7.   Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forward, futures, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward, swap and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 61.3% to 72.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Tactical Diversified Futures Fund L.P.

Notes to Financial Statements

(Unaudited)

Effective July 12, 2017 Aspect Master, Cambridge Master, Graham Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced master funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and Willowbridge Master, Cambridge and Willowbridge are both parties to the FX Agreements for the master funds each acts as advisor to. Under each FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, the Partnership’s capital decreased 19.4% from $136,664,864 to $110,149,484. This decrease was attributable to redemptions of 24,096.1210 limited partner Redeemable Units totaling $20,879,776, redemptions of 318.4110 General Partner Redeemable Units totaling $270,000 and a net loss of $5,398,604, which was partially offset by the subscriptions of 37.2530 limited partner Redeemable Units totaling $33,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the Partnership’s net asset value per Redeemable Unit decreased 2.5% from $869.59 to $847.96 as compared to a decrease of 2.1% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,427,129. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S. and non U.S. interest rates, and metals, and were partially offset by gains in indices, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $1,331,881. Losses were primarily attributable to the Funds’ trading in energy, global stock index, metals and currency markets and were partially offset by gains in global interest rate and agricultural markets.

The most significant losses were incurred within the metals sector during April from long positions in aluminum, copper, and zinc futures as prices for industrial metals tumbled amid increasing concern over the strength of China’s manufacturing base. Additional losses were recorded within the metals markets during May from positions in copper and silver futures. Within the global interest rate sector, losses were experienced primarily during June from long positions in European fixed income futures as hawkish comments from European Central Bank President, Mario Draghi, sparked a sell-off in global bonds. Further losses in this sector during June were recorded from positions in U.S., British, Canadian, and Australian fixed income futures. Losses within the currency markets were incurred during May from short positions in the Japanese yen and euro versus the U.S. dollar as the value of the U.S. currency weakened amid the debate surrounding the Trump Administration’s alleged ties to Russia. Within the energy sector, losses were recorded during May from long positions in the crude oil complex as prices declined after the release of industry reports which indicated U.S. oil rig counts continue to climb higher. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global stock index sector during April and May from long positions in European and Asian equity index futures as prices were buoyed by increased consumer confidence in the growing global economy. Within the agricultural markets, gains were recorded during April from short positions in cocoa futures as prices plunged lower on news that bumper crops in Africa will add to the growing global supply glut. Additional gains within the agricultural markets during April were experienced from long positions in cattle futures as prices rose sharply.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit decreased 4.3% from $885.84 to $847.96 as compared to a decrease of 2.4% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $2,182,029. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S. and non U.S. interest rates, and metals, and were partially offset by gains in indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $1,112,861. Gains were primarily attributable to the Funds’ trading in global interest rate and currency markets and were partially offset by losses in the metals, energy, agricultural, and global stock index sectors.

The most significant losses were incurred within the energy markets during January from long positions in natural gas futures as prices declined as mild weather throughout much of the U.S. limited demand for heating fuel demand. Additional losses within this sector were experienced during February from positions in the crude oil complex as choppy price actions dominated throughout the month. Within the global interest rate sector, losses were recorded during March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment in central banks across the globe. During June, losses within the global interest rate markets were incurred due to long positions in various global fixed income futures as prices fell after hawkish comments from European Central Bank President, Mario Draghi, sparked a sell-off in global bonds. Further losses in this sector were recorded during March from long positions in European and U.S. fixed income futures as prices declined amid speculation of growing hawkish sentiment from central banks across the globe. Within the metals markets, losses were incurred during April from long positions in aluminum, copper, and zinc futures as prices for industrial metals tumbled amid increasing concern over the strength of China’s manufacturing base. Additional losses were recorded within the metals markets during May from positions in copper and silver futures. Losses within the agricultural sector were experienced during January from short positions in corn and wheat futures as prices rallied after reports indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017. Further losses within the agricultural markets were experienced during June from short positions in wheat and soybean futures as prices spiked due to drought conditions in the Midwest. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index markets during February, March, April, and May from long positions in European and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. During January and February, gains within the global stock index sector were also experienced due to long positions in U.S. equity index futures as prices were buoyed by speculation that newly elected U.S. President Donald Trump’s fiscal policies would stimulate the U.S. economy.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and six months ended June 30, 2017 increased by $96,115 and $133,962, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2017 were $19,808 and $40,267, respectively. The Partnership did not trade directly during the three and six months ended June 30, 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $343,380 and $726,338, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $171,425 and $362,446, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $252,351 and $527,037, respectively, as compared to the corresponding periods in 2016. The decrease is due to a decrease in average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $0. Trading performance for the three and six months ended June 30, 2016 resulted in incentive fees of $199,853 and $408,788, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2017 and March 31, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2017		March 31, 2017
Willowbridge Associates Inc.	30%	$33,287,748	30%	$36,969,870
Aspect Capital Limited	15%	$16,174,402	15%	$19,091,183
Graham Capital Management, L.P.	12%	$13,018,743	14%	$17,743,176
Boronia Capital Pty. Ltd.	10%	$10,580,073	10%	$11,620,956
Cambridge Master Fund L.P.	20%	$22,525,385	18%	$22,335,441
International Standard Asset Management	13%	$14,563,133	13%	$16,375,115

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

The Partnership/Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions is directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Partnership’s total capitalization was $110,149,484.

June 30, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,384,677	3.07%
Currencies	23,827,587	21.63
Equity	3,130,828	2.84
Interest Rates	3,696,532	3.36

Total	$34,039,624	30.90%

As of December 31, 2016, the Partnership’s total capitalization was $136,664,864.

December 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,808,959	2.79%
Currencies	15,778,436	11.55
Equity	4,732,421	3.46
Interest Rates	2,276,871	1.66

Total	$26,596,687	19.46%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,803,742	2.55%	$2,950,801	$1,764,631	$2,394,537
Energy	467,359	0.42	496,037	130,301	294,668
Grains	188,174	0.17	273,910	149,414	230,758
Indices	936,629	0.85	1,020,005	791,281	956,249
Interest Rates U.S.	45,871	0.04	63,036	3,048	41,807
Interest Rates Non-U.S.	389,795	0.35	483,532	280,433	398,234
Livestock	46,915	0.04	80,080	37,345	56,778
Metals	319,085	0.29	324,384	197,783	262,011
Softs	298,410	0.27	298,410	230,276	265,381

Total	$5,495,980	4.98%

*     Average of month-end Values at Risk.

		December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,175,345	1.59%	$2,731,803	$-	$941,077
Energy	231,529	0.17	246,199	-	65,955
Grains	249,367	0.18	294,010	-	96,410
Indices	651,249	0.48	659,106	-	205,357
Interest Rates U.S.	115,060	0.08	124,355	-	28,673
Interest Rates Non-U.S.	320,785	0.23	473,126	-	129,713
Livestock	13,513	0.01	85,883	-	24,460
Metals	260,511	0.19	336,955	-	97,708
Softs	174,364	0.13	210,024	-	73,289

Total	$4,191,723	3.06%

*     Annual average of month-end Values at Risk.

As of June 30, 2017, Willowbridge Master’s total capitalization was $383,806,421. The Partnership owned approximately 8.7% of Willowbridge Master. As of June 30, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$70,550,728	18.38%	$73,637,789	$4,056,924	$48,977,398
Energy	3,214,110	0.84	5,785,464	-	3,112,216
Interest Rates U.S.	10,835,329	2.82	14,440,460	-	9,608,314
Interest Rates Non-U.S.	10,430,810	2.72	10,430,810	-	4,934,727

Total	$95,030,977	24.76%

*	Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 9.8% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
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

As of June 30, 2017, Aspect Master’s total capitalization was $39,567,943. The Partnership owned approximately 43.5% of Aspect Master. As of June 30, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,279,889	10.82%	$6,170,736	$4,066,154	$5,180,109
Energy	449,651	1.14	566,849	157,014	296,126
Grains	378,676	0.96	517,162	321,981	443,480
Indices	1,646,463	4.16	1,859,026	1,646,463	1,726,851
Interest Rates U.S.	29,020	0.07	200,309	17,734	66,558
Interest Rates Non-U.S.	926,884	2.34	1,157,453	311,263	1,007,292
Livestock	166,733	0.42	192,005	127,655	172,022
Metals	515,560	1.30	595,865	345,880	458,616
Softs	550,152	1.39	560,789	422,940	514,307

Total	$8,943,028	22.60%

*	Average of month-end Values at Risk.

As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 44.7% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
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

As of June 30, 2017, Graham Master’s total capitalization was $21,344,761. The Partnership owned approximately 68.7% of Graham Master. As of June 30, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,189,623	5.57%	$3,829,165	$1,189,623	$2,647,922
Energy	450,340	2.11	547,426	268,070	400,620
Grains	160,765	0.75	222,530	160,765	184,122
Indices	1,432,273	6.71	2,153,831	1,432,273	1,759,430
Interest Rates U.S.	313,970	1.47	718,997	152,795	529,089
Interest Rates Non-U.S.	506,471	2.37	693,497	506,471	597,377
Metals	242,870	1.14	604,049	233,040	324,917
Softs	118,162	0.55	145,441	112,081	129,077

Total	$4,414,474	20.67%

*	Average of month-end Values at Risk.

As of December 31, 2016, Graham Master’s total capitalization was $32,966,110. The Partnership owned approximately 68.6% of Graham Master. As of December 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
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

As of June 30, 2017 Boronia I, LLC’s total capitalization was $30,765,982. The Partnership owned approximately 34.5% of Boronia I, LLC. As of June 30, 2017 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,305,958	7.50%	$2,910,397	$1,074,761	$1,750,023
Interest Rates	1,250,001	4.06	1,909,207	506,435	981,013
Equity	1,431,932	4.65	4,037,696	1,185,412	2,255,753
Commodity	640,036	2.08	1,627,383	640,036	1,251,268

Total	$5,627,927	18.29%

*      Average of month-end Values at Risk.

As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 35.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
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

As of June 30, 2017 Cambridge Master’s total capitalization was $45,083,805. The Partnership owned approximately 50.1% of Cambridge Master. As of June 30, 2017 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

		June 30, 2017
			Three Months Ended June 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$22,777,152	50.52%	$25,579,221	$15,833,626	$21,866,906

Total	$22,777,152	50.52%

*	Average of month-end Values at Risk.

As of December 31, 2016, Cambridge Master’s total capitalization was $57,156,866. The Partnership owned approximately 44.1% of Cambridge Master. As of December 31, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item lA., “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The public offering of Redeemable Units terminated on November 30, 2008.

For the three months ended June 30, 2017, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(f) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Redeemable	Value) of Shares (or
			Units) Purchased as	Redeemable Units) that
	(a) Total Number of	(b) Average Price	Part	May yet be Purchased
	Redeemable Units	Paid per	of Publicly Announced	Under the Plans or
Period	Purchased*	Redeemable Unit**	Plans or Programs	Programs
April 1, 2017 - April 30, 2017	3,138.4660	$866.21	N/A	N/A
May 1, 2017 - May 31, 2017	5,448.5110	$864.27	N/A	N/A
June 1, 2017 - June 30, 2017	3,947.2410	$847.96	N/A	N/A
	12,534.2180	$859.62

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

(b)

Supplement to the Amended & Restated Commodity Futures Customer Agreement among the Partnership, Aspect Master, Cambridge Master, Willowbridge Master, Boronia I, LLC, Graham Master and MS&Co., dated July 25, 2017 (filed as Exhibit 10.1(b) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

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

10.11	Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2015 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated herein by reference).

11.1	Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed herewith).

11.2	International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.3	Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.4	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed herewith).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed herewith).

11.6	Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed herewith).

11.7	International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.8	Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.9	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.10	Institutional Account Agreement between Cambridge Master and JPMorgan (filed herewith).

11.11	Foreign Exchange and Bullion Authorization Agreement between Graham Master and JPMorgan (filed herewith).

11.12	International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.13	Schedule to International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.14	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed herewith).

11.15	Institutional Account Agreement between Graham Master and JPMorgan (filed herewith).

11.16	Foreign Exchange and Bullion Authorization Agreement among Willowbridge, Willowbridge Master and JPMorgan (filed herewith).

11.17	International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.18	Schedule to International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.19	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed herewith).

11.20	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed herewith).

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

TACTICAL DIVERSIFIED FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.