Form 10-Q
period 2017-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2017-11-13
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50718

CERES TACTICAL SYSTEMATIC L.P.

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes        No X

As of October 31, 2017, 115,499.4978 Limited Partnership Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Funds (1), at fair value	$86,726,879	$126,238,109

Equity in trading account:
Unrestricted cash	10,159,463	12,654,296
Restricted cash	4,545,671	4,205,299
Net unrealized appreciation on open futures contracts	314,423	434,371

Total equity in trading account	15,019,557	17,293,966

Cash at bank	631	218
Interest receivable	8,904	4,172

Total assets	$101,755,971	$143,536,465

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$136,918	$64,394
Accrued expenses:
Ongoing selling agent fees	169,365	239,121
Management fees	117,397	163,269
General Partner fees	84,312	119,183
Professional fees	275,508	213,317
Redemptions payable to General Partner	-	250,011
Redemptions payable to Limited Partners	3,056,183	5,822,306

Total liabilities	3,839,683	6,871,601

Partners’ Capital:
General Partner, 1,371.6544 and 1,690.0654 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	1,116,970	1,497,130
Limited Partners, 118,870.7968 and 152,586.7508 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	96,799,318	135,167,734

Total partners’ capital (net asset value)	97,916,288	136,664,864

Total liabilities and partners’ capital	$101,755,971	$143,536,465

Net asset value per Redeemable Unit	$814.32	$885.84

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	22	$(3,962)	(0.00)	%*
Energy	101	221,130	0.22
Grains	38	(7,260)	(0.01)
Indices	673	88,133	0.09
Interest Rates U.S.	3	(10,781)	(0.01)
Interest Rates Non-U.S.	436	(92,862)	(0.09)
Livestock	11	4,222	0.00	*
Metals	72	(43,668)	(0.04)
Softs	4	987	0.00	*

Total futures contracts purchased		155,939	0.16

Futures Contracts Sold
Currencies	5	(2,723)	(0.00)	*
Energy	9	4,260	0.00	*
Grains	198	14,276	0.01
Indices	91	39,414	0.04
Interest Rates U.S.	21	1,828	0.00	*
Interest Rates Non-U.S.	243	103,987	0.11
Livestock	10	(10,830)	(0.01)
Metals	8	4,750	0.01
Softs	151	3,522	0.00	*

Total futures contracts sold		158,484	0.16

Net unrealized appreciation on open futures contracts		$314,423	0.32%

Unrealized Appreciation on Open Forward Contracts
Currencies	$14,993,103	$118,949	0.12%
Metals	24	99,865	0.10

Total unrealized appreciation on open forward contracts		218,814	0.22

Unrealized Depreciation on Open Forward Contracts
Currencies	$28,055,028	(261,061)	(0.26)
Metals	43	(94,671)	(0.10)

Total unrealized depreciation on open forward contracts		(355,732)	(0.36)

Net unrealized depreciation on open forward contracts		$(136,918)	(0.14)%

			% of Partners’
Investment in the Funds		Fair Value	Capital
CMF Willowbridge Master Fund L.P.		$29,701,857	30.33%
CMF Aspect Master Fund L.P.		14,669,998	14.98
CMF Graham Capital Master Fund L.P.		11,797,451	12.05
CMF Boronia I, LLC		9,245,094	9.44
Cambridge Master Fund L.P.		21,312,479	21.77

Total investment in the Funds		$86,726,879	88.57%

*	Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$27,829	$4,293	68,737	$4,293
Interest income allocated from the Funds	167,418	88,182	435,704	263,414

Total investment income	195,247	92,475	504,441	267,707

Expenses:
Expenses allocated from the Funds	230,484	410,523	685,025	1,671,944
Clearing fees related to direct investments	19,066	10,781	59,333	10,781
Ongoing selling agent fees	529,987	867,628	1,791,775	2,855,754
General Partner fees	263,749	432,495	892,193	1,423,385
Management fees	366,332	585,185	1,246,331	1,882,373
Incentive fees	-	-	-	188,689
Professional fees	123,491	139,454	384,221	442,366

Total expenses	1,533,109	2,446,066	5,058,878	8,475,292

Net investment loss	(1,337,862)	(2,353,591)	(4,554,437)	(8,207,585)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(548,179)	(499,092)	(807,164)	(499,092)
Net realized gains (losses) on closed contracts allocated from the Funds	(2,503,280)	(3,058,373)	(2,869,874)	(4,431,357)
Net change in unrealized gains (losses) on open contracts	670,109	298,625	(191,594)	298,625
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(527,538)	(3,201,978)	(1,222,285)	(716,133)

Total trading results	(2,908,888)	(6,460,818)	(5,090,917)	(5,347,957)

Net income (loss)	(4,246,750)	(8,814,409)	(9,645,354)	(13,555,542)
Subscriptions — Limited Partners	-	-	33,000	-
Redemptions — General Partner	-	(460,000)	(270,000)	(460,000)
Redemptions — Limited Partners	(7,986,446)	(11,585,621)	(28,866,222)	(32,195,321)

Net increase (decrease) in Partners’ Capital	(12,233,196)	(20,860,030)	(38,748,576)	(46,210,863)
Partners’ Capital, beginning of period	110,149,484	181,518,421	136,664,864	206,869,254

Partners’ Capital, end of period	$97,916,288	$160,658,391	$97,916,288	$160,658,391

Net asset value per Redeemable Unit (120,242.4512 and 176,511.6562 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$814.32	$910.19	$814.32	$910.19

Net income (loss) per Redeemable Unit*	$(33.64)	$(47.43)	$(71.52)	$(71.26)

Weighted average Redeemable Units outstanding	127,096.2982	186,022.2075	138,784.0212	197,221.9078

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

All trading decisions are made for the Partnership by Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P., (“Graham”), Boronia Capital Pty. Ltd. (“Boronia”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and International Standard Asset Management (“ISAM”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Altis and JE Moody. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. (“JPMorgan”).

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), Cambridge Master Fund L.P. (“Cambridge Master”) and prior to their termination, CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”), have entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC and Cambridge Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Altis Master and JEM Master. Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC and Cambridge Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

Effective July 12, 2017 Aspect Master, Cambridge Master, Graham Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and Willowbridge Master, Cambridge and Willowbridge are both parties to the FX Agreements for the Funds to which each acts as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all of the Partnership’s and the Fund’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds at fair value based on the respective Fund’s net asset value per unit as calculated by the Funds or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

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

Partnership’s Cash.  The Partnership’s cash includes cash denominated in foreign currencies of $61,843 (costs of $61,118) and $144,332 (cost of $144,485) as of September 30, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	(23.11)	(34.78)		(38.70)	(29.64)
Net investment loss	(10.53)	(12.65)		(32.82)	(41.62)

Increase (decrease) for the period	(33.64)	(47.43)		(71.52)	(71.26)
Net asset value per Redeemable Unit, beginning of period	847.96	957.62		885.84	981.45

Net asset value per Redeemable Unit, end of period	$814.32	$910.19		$814.32	$910.19

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.1)%	(5.4)%		(5.2)%	(5.7)%

Operating expenses	5.8%	5.7%		5.8%	5.7%
Incentive fees	0.0%	0.0%	****	0.0%	0.2%

Total expenses	5.8%	5.7%		5.8%	5.9%

Total return:
Total return before incentive fees	(4.0)%	(5.0)%		(8.1)%	(7.1)%
Incentive fees	(0.0)%	(0.0)%	****	(0.0)%	(0.2)%

Total return after incentive fees	(4.0)%	(5.0)%		(8.1)%	(7.3)%

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 1,977 and 1,290, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 2,022 and 1,290, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 116 and 48, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 107 and 48, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were $56,387,478 and $23,940,288, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were $57,202,551 and $23,940,288, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$712,537	$(398,114)	$314,423	$-	$-	$314,423
Forwards	218,814	(218,814)	-	-	-	-

Total assets	$931,351	$(616,928)	$314,423	$-	$-	$314,423

Liabilities
Futures	$(398,114)	$398,114	$-	$-	$-	$-
Forwards	(355,732)	218,814	(136,918)	-	-	(136,918)

Total liabilities	$(753,846)	$616,928	$(136,918)	$-	$-	$(136,918)

Net fair value						$177,505	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

December 31, 2016

Assets
Futures	$652,819	$(218,448)	$434,371	$-	$-	$434,371
Forwards	243,107	(243,107)	-	-	-	-

Total assets	$895,926	$(461,555)	$434,371	$-	$-	$434,371

Liabilities
Futures	$(218,448)	$218,448	$-	$-	$-	$-
Forwards	(307,501)	243,107	(64,394)	-	-	(64,394)

Total liabilities	$(525,949)	$461,555	$(64,394)	$-	$-	$(64,394)

Net fair value						$369,977	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Currencies	$4,908
Energy	251,231
Grains	53,358
Indices	210,089
Interest Rates U.S.	1,844
Interest Rates Non-U.S.	125,081
Livestock	8,970
Metals	9,410
Softs	47,646

Total unrealized appreciation on open futures contracts	712,537

Liabilities
Futures Contracts
Currencies	(11,593)
Energy	(25,841)
Grains	(46,342)
Indices	(82,542)
Interest Rates U.S.	(10,797)
Interest Rates Non-U.S.	(113,956)
Livestock	(15,578)
Metals	(48,328)
Softs	(43,137)

Total unrealized depreciation on open futures contracts	(398,114)

Net unrealized appreciation on open futures contracts	$314,423	*

Assets
Forward Contracts
Currencies	$118,949
Metals	99,865

Total unrealized appreciation on open forward contracts	218,814

Liabilities
Forward Contracts
Currencies	(261,061)
Metals	(94,671)

Total unrealized depreciation on open forward contracts	(355,732)

Net unrealized depreciation on open forward contracts	$(136,918)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
Sector	2017			2016			2017			2016
Currencies	$(156,437)			$1,581			$(565,138)			$1,581
Energy	34,437			(186,309)			(651,784)			(186,309)
Grains	(155,532)			73,220			(677,124)			73,220
Indices	509,687			(66,124)			1,612,137			(66,124)
Interest Rates U.S.	(64,156)			(42,204)			(212,851)			(42,204)
Interest Rates Non-U.S.	4,137			(182,108)			(485,373)			(182,108)
Livestock	(96,060)			201,850			(52,747)			201,850
Metals	268,418			(64,824)			75,908			(64,824)
Softs	(222,564)			64,451			(41,786)			64,451

Total	$121,930	*	**	$(200,467)	*	**	$(998,758)	*	**	$(200,467)	*	**

***	This amount is included in “Total trading results” in the Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$712,537	$712,537	$-	$-
Forwards	218,814	99,865	118,949	-

Total Assets	$931,351	$812,402	$118,949	$-

Liabilities
Futures	$398,114	$398,114	$-	$-
Forwards	355,732	94,671	261,061	-

Total Liabilities	$753,846	$492,785	$261,061	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$652,819	$652,819	$-	$-
Forwards	243,107	124,856	118,251	-

Total Assets	$895,926	$777,675	$118,251	$-

Liabilities
Futures	$218,448	$218,448	$-	$-
Forwards	307,501	112,538	194,963	-

Total Liabilities	$525,949	$330,986	$194,963	$-

6.	Investment in the Funds:

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2017.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

As of September 30, 2017, the Partnership owned approximately 8.8% of Willowbridge Master, 43.4% of Aspect Master, 69.5% of Graham Master, 35.8% of Boronia I, LLC and 56.7% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2017
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$341,361,040	$4,973,479	$336,387,561
Aspect Master	34,682,697	894,615	33,788,082
Graham Master	17,310,121	356,537	16,953,584
Boronia I, LLC	25,936,950	137,163	25,799,787
Cambridge Master	37,588,153	37,728	37,550,425

	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$396,846,845	$5,348,232	$391,498,613
Aspect Master	53,867,283	237,915	53,629,368
Graham Master	32,989,339	23,229	32,966,110
Boronia I, LLC	46,628,650	267,197	46,361,453
Cambridge Master	58,282,466	1,125,600	57,156,866
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:
	For the three months ended September 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$309,222	$(18,046,425)	$(17,737,203)
Aspect Master	25,218	(277,930)	(252,712)
Graham Master	3,120	222,369	225,489
Boronia I, LLC	(289,867)	(1,232,433)	(1,522,300)
Cambridge Master	42,206	(1,947,071)	(1,904,865)

	For the nine months ended September 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$881,779	$(21,416,617)	$(20,534,838)
Aspect Master	57,875	(2,930,464)	(2,872,589)
Graham Master	10,086	(626,700)	(616,614)
Boronia I, LLC	(1,068,119)	(6,266,687)	(7,334,806)
Cambridge Master	105,724	3,712,345	3,818,069

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

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

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2017		For the three months ended September 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	30.33%	$29,701,857	$(1,498,595)	$39,013	$1,497	$-	$-	$(1,539,105)	Commodity Portfolio	Monthly
Aspect Master	14.98%	14,669,998	(86,423)	12,566	6,899	-	-	(105,888)	Commodity Portfolio	Monthly
Graham Master	12.05%	11,797,451	173,135	10,553	10,943	-	-	151,639	Commodity Portfolio	Monthly
Boronia I, LLC	9.44%	9,245,094	(442,038)	80,488	8,937	37,999	-	(569,462)	Commodity Portfolio	Monthly
Cambridge Master	21.77%	21,312,479	(1,009,479)	13,530	8,059	-	-	(1,031,068)	Commodity Portfolio	Monthly

Total		$86,726,879	$ (2,863,400)	$156,150	$36,335	$37,999	$-	$ (3,093,884)

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

	September 30, 2017		For the nine months ended September 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	30.33%	$29,701,857	$(1,800,732)	$88,632	$4,792	$-	$-	$(1,894,156)	Commodity Portfolio	Monthly
Aspect Master	14.98%	14,669,998	(1,179,696)	35,440	20,449	-	-	(1,235,585)	Commodity Portfolio	Monthly
Graham Master	12.05%	11,797,451	(352,494)	32,765	32,667	-	-	(417,926)	Commodity Portfolio	Monthly
Boronia I, LLC	9.44%	9,245,094	(2,030,776)	256,669	29,723	126,536	-	(2,443,704)	Commodity Portfolio	Monthly
Cambridge Master	21.77%	21,312,479	1,707,243	35,104	22,248	-	-	1,649,891	Commodity Portfolio	Monthly

Total		$86,726,879	$(3,656,455)	$448,610	$109,879	$126,536	$-	$(4,341,480)

	December 31, 2016		For the three months ended September 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	27.95%	$38,198,019	$(788,893)	$27,118	$2,087	$-	$-	$(818,098)	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	(296,939)	13,167	9,029	-	-	(319,135)	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	(975,625)	15,932	14,494	-	-	(1,006,051)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	748,909	70,008	10,325	-	-	668,576	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	(2,397,584)	130,240	17,891	76,381	206	(2,622,302)	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	(2,462,037)	14,542	9,103	-	-	(2,485,682)	Commodity Portfolio	Monthly

Total		$126,238,109	$(6,172,169)	$271,007	$62,929	$76,381	$206	$(6,582,692)

	December 31, 2016		For the nine months ended September 30, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	27.95%	$38,198,019	$(1,898,638)	$89,721	$6,873	$-	$-	$(1,995,232)	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	94,544	44,735	30,607	-	-	19,202	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	(1,147,820)	52,397	44,070	-	-	(1,244,287)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	57,484	218,771	36,013	-	-	(197,300)	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	2,772,858	426,663	64,350	274,766	220,305	1,786,774	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	(1,540,467)	29,009	25,290	-	-	(1,594,766)	Commodity Portfolio	Monthly

Total		$126,238,109	$(4,884,076)	$939,101	$237,772	$274,766	$220,305	$(6,556,020)

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 57.0% to 75.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

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

Futures-style options. The Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

(Unaudited)

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Effective November 1, 2017, the monthly management fee paid by the Partnership to ISAM will be reduced from 1/12th of 1.5% (1.5% per year) of the adjusted month-end net assets allocated to ISAM to 1/12th of 1.00% (1.0% per year) of the adjusted month-end net assets allocated to ISAM. In addition, effective that same date, the quarterly incentive fee paid by the Partnership to ISAM will be increased from 20% of new trading profits earned by ISAM for the Partnership to 25% of new trading profits earned by ISAM for the Partnership, as defined in the management agreement between the Partnership, the General Partner and ISAM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, the Partnership’s capital decreased 28.4% from $136,664,864 to $97,916,288. This decrease was attributable to redemptions of 33,753.2070 limited partner Redeemable Units totaling $28,866,222, redemptions of 318.4110 General Partner Redeemable Units totaling $270,000 and a net loss of $9,645,354, which was partially offset by the subscriptions of 37.2530 limited partner Redeemable Units totaling $33,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the Partnership’s net asset value per Redeemable Unit decreased 4.0% from $847.96 to $814.32 as compared to a decrease of 5.0% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $2,908,888. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non U.S. interest rates, livestock and softs and were partially offset by gains in metals and indices. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $6,460,818. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, metals and global interest rates and were partially offset by gains in indices, softs and livestock.

The most significant losses were incurred within the currency sector during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the Pacific Rim currency weakened amidst regional concern over North Korean aggression. Further losses in the currency markets were recorded during September from long positions in the Australian dollar, euro, and Japanese yen versus the U.S. dollar as the relative value of the U.S. dollar advanced amid speculation the U.S. economy would benefit from the potential pro-business prospects of President Trump’s tax reform proposals and expectations for higher interest rates. Within the global fixed income sector, losses were experienced during September due to long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation the U.S. Federal Reserve remained committed to unwinding its quantitative easing program. Additional losses within the global fixed income sector were recorded during July. Within the agricultural sector, losses were recorded during July from short positions in the soybean complex as drought conditions in portions of the Midwest threatened crops. Losses within the energy sector were incurred primarily during July from short positions in crude oil and its related products after pledges from Saudi Arabia and other members of the Organization of Petroleum Exporting Countries to reduce crude shipments helped push oil prices higher. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in Asian, U.S. and European equity index futures as prices surged amid growing confidence in the strength of the global economy. Further gains within the global stock index sector were recorded during September from long positions in U.S. and European equity index futures as low unemployment data in both the U.S. and Europe underscored the strength of both regions’ economies. Gains within the metals complex were recorded during August from long positions in copper, aluminum, and zinc futures as prices rallied amid increased demand from the Chinese manufacturing sector.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit decreased 8.1% from $885.84 to $814.32 as compared to a decrease of 7.3% in the same period of 2016. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $5,090,917. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non U.S. interest rates, livestock and metals and were partially offset by gains in softs and indices. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $5,347,957. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains, non-U.S. interest rates and indices.

The most significant losses were incurred within the global fixed income markets during September from long positions in U.S. and European fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and Bank of England, as well as confirmation the U.S. Federal Reserve remained committed to unwinding its quantitative easing program. Further losses within the global fixed income sector were experienced during January, March, June, and July. Within the currency sector, losses were recorded during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the Pacific Rim currency weakened amidst regional concern over North Korean aggression. Further losses in the currency markets were recorded during September from long positions in the Australian dollar, euro, and Japanese yen versus the U.S. dollar as the relative value of the U.S. dollar advanced amid expectations for higher interest rates. Losses within the energy sector were incurred during January from long positions in natural gas futures as prices declined as mild weather throughout much of the U.S. limited demand for heating fuel demand. Additional losses within this sector were experienced during February from positions in the crude oil complex as choppy price action dominated throughout the month. Losses within the agricultural sector were experienced during January from short positions in corn and wheat futures as prices rallied after reports indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017. Further losses within the agricultural markets were experienced during June from short positions in wheat and soybean futures as prices spiked due to drought conditions in the Midwest. Within the metals markets, losses were incurred during September from long positions in copper futures as prices reversed lower off of a 3-year high amid investor speculation of an overheated market for industrial metals. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector during a majority of the first three quarters of the year from long positions as prices were buoyed by positive growth sentiment in economies across the world.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month is earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credits Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Funds, as applicable. Interest income earned for the three and nine months ended September 30, 2017 increased by $102,772 and $236,734, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2017 increased by $8,285 and $48,552, respectively, as compared to the corresponding periods in 2016. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $337,641 and $1,063,979, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $168,746 and $531,192, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $257,235 and $784,272, respectively, as compared to the corresponding periods in 2016. The decrease is due to a decrease in average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $0. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees of $206 and $408,994, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2017 and June 30, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2017		June 30, 2017
Willowbridge Associates Inc.	30%	$29,609,887	30%	$33,287,748
Aspect Capital Limited	14%	$13,767,747	15%	$16,174,402
Graham Capital Management, L.P.	11%	$10,899,426	12%	$13,018,743
Boronia Capital Pty. Ltd.	9%	$8,778,726	10%	$10,580,073
Cambridge Master Fund L.P.	22%	$21,224,063	20%	$22,525,385
International Standard Asset Management	14%	$13,636,439	13%	$14,563,133

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the Partnership’s total capitalization was $97,916,288.

September 30, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$2,794,509	2.86%
Currencies	17,214,187	17.58
Equity	3,137,517	3.20
Interest Rates	3,118,511	3.18

Total	$26,264,724	26.82%

As of December 31, 2016, the Partnership’s total capitalization was $136,664,864.
December 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,808,959	2.79%
Currencies	15,778,436	11.55
Equity	4,732,421	3.46
Interest Rates	2,276,871	1.66

Total	$26,596,687	19.46%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,944,172	1.99%	$2,702,953	$1,944,172	$ 2,285,930
Energy	307,942	0.31	423,744	163,415	224,058
Grains	182,957	0.19	225,094	50,854	155,174
Indices	953,233	0.97	959,314	741,375	846,715
Interest Rates U.S.	5,732	0.01	108,067	4,384	36,623
Interest Rates Non-U.S.	383,804	0.39	496,244	230,464	362,807
Livestock	42,790	0.04	54,753	5,130	30,778
Metals	468,223	0.48	659,839	302,412	481,206
Softs	251,639	0.26	294,882	169,375	236,750

Total	$4,540,492	4.64%

* Average of month-end Values at Risk.
December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,175,345	1.59%	$2,731,803	$-	$ 941,077
Energy	231,529	0.17	246,199	-	65,955
Grains	249,367	0.18	294,010	-	96,410
Indices	651,249	0.48	659,106	-	205,357
Interest Rates U.S.	115,060	0.08	124,355	-	28,673
Interest Rates Non-U.S.	320,785	0.23	473,126	-	129,713
Livestock	13,513	0.01	85,883	-	24,460
Metals	260,511	0.19	336,955	-	97,708
Softs	174,364	0.13	210,024	-	73,289

Total	$4,191,723	3.06%

*	Annual average of month-end Values at Risk.

As of September 30, 2017, Willowbridge Master’s total capitalization was $336,387,561. The Partnership owned approximately 8.8% of Willowbridge Master. As of September 30, 2017, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$52,972,468	15.75%	$83,446,338	$50,076,491	$54,117,485
Interest Rates U.S.	3,211,656	0.95	10,280,027	-	2,909,715
Interest Rates Non-U.S.	15,662,246	4.66	16,564,812	-	10,804,348

Total	$71,846,370	21.36%

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

As of September 30, 2017, Aspect Master’s total capitalization was $33,788,082. The Partnership owned approximately 43.4% of Aspect Master. As of September 30, 2017, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,166,370	9.37%	$5,285,086	$165,409	$3,431,706
Energy	606,267	1.79	606,267	197,921	393,184
Grains	134,948	0.40	342,496	113,163	163,299
Indices	1,959,456	5.80	1,959,456	1,445,676	1,797,400
Interest Rates U.S.	81,212	0.24	177,361	18,680	84,647
Interest Rates Non-U.S.	813,694	2.41	1,460,681	409,802	1,041,239
Livestock	28,490	0.08	153,065	24,090	54,743
Metals	668,415	1.98	1,042,528	517,994	751,467
Softs	313,649	0.93	570,247	297,058	404,922

Total	$7,772,501	23.00%

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

As of September 30, 2017, Graham Master’s total capitalization was $16,953,584. The Partnership owned approximately 69.5% of Graham Master. As of September 30, 2017, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

		September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$610,839	3.60%	$1,763,468	$552,457	$636,702
Energy	267,465	1.58	405,130	76,713	178,762
Grains	98,244	0.58	144,293	72,765	93,111
Indices	1,156,900	6.82	1,397,037	851,756	1,105,014
Interest Rates U.S.	133,043	0.78	275,945	107,351	166,727
Interest Rates Non-U.S.	423,170	2.50	644,410	374,368	471,089
Metals	342,053	2.02	511,246	215,172	411,619
Softs	78,231	0.46	113,758	78,220	93,219

Total	$3,109,945	18.34%

*	Average of month-end Values at Risk.

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

As of September 30, 2017 Boronia I, LLC’s total capitalization was $25,799,787. The Partnership owned approximately 35.8% of Boronia I, LLC. As of September 30, 2017 Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

		September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,136,796	4.41%	$3,090,151	$1,063,801	$1,749,035
Interest Rates	818,756	3.17	1,816,420	334,568	747,952
Equity	1,479,986	5.74	4,717,121	909,043	1,788,685
Commodity	654,818	2.54	1,729,198	633,565	1,029,851

Total	$4,090,356	15.86%

*	Average of month-end Values at Risk.

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

As of September 30, 2017 Cambridge Master’s total capitalization was $37,550,425. The Partnership owned approximately 56.7% of Cambridge Master. As of September 30, 2017 Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$14,819,624	39.47%	$24,251,969	$6,966,911	$10,742,790

Total	$14,819,624	39.47%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies — Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no additional subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, options and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	2,505.6800	$836.16	N/A	N/A
August 1, 2017 - August 31, 2017	3,398.3570	$834.26	N/A	N/A
September 1, 2017 - September 30, 2017	3,753.0490	$814.32	N/A	N/A
	9,657.0860	$827.00

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

CERES TACTICAL SYSTEMATIC L.P. (formerly, TACTICAL DIVERSIFIED FUTURES FUND L.P.)

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T.Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director ( Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.