Form 10-K
period 2017-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2018-03-28
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes           No X

Limited Partnership Redeemable Units with an aggregate value of $108,986,378 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 201,459.2618 Limited Partnership Redeemable Units were outstanding.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, and was the trading manager (the “Trading Manager”) of Boronia Trading Company (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A. (“JPMorgan”).

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

Effective after the close of business on December 31, 2017, all trading decisions are made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and International Standard Asset Management (“ISAM”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2014, Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) ceased to act as commodity trading advisors to the Partnership. Effective June 30, 2014, Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, Willowbridge, Aspect, Graham, Boronia, JE Moody, Altis, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. The Advisors are not affiliated with one another, the General Partner or MS&Co. or CGM and are not responsible for the organization or operation of the Partnership.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

Cambridge Master Fund L.P. (“Cambridge Master”), and prior to their terminations, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), CMF Altis Partners Master Fund L.P. (“Altis Master”), JEM Master Fund L.P. (“JEM Master”), CMF Drury Capital Master Fund L.P. (“Drury Master”), KR Master Fund L.P. (“KR Master”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Cambridge Master is referred to as the “Fund”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC, Altis Master, JEM Master, Drury Master, KR Master and Kaiser I, LLC. The Partnership also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co.

Effective July 12, 2017 Willowbridge Master, Aspect Master, Graham Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master and Cambridge Master, Willowbridge and Cambridge are both parties to the FX Agreements for the Funds to which each acts as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for clearing and, where applicable, execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. Aspect Master permitted accounts managed by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Aspect Master. Individual and pooled accounts managed by Aspect, including the Partnership, were permitted to be limited partners of Aspect Master. The General Partner and Aspect believed that trading through this structure would promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Aspect Master on December 31, 2017.

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Willowbridge Master permitted accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership, were permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believed that trading through this structure would promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge would trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System. The Partnership fully redeemed its investment in Willowbridge Master on December 31, 2017.

On August 1, 2005, the assets allocated to Drury for trading were invested in Drury Master, a limited partnership organized under the partnership laws of the State of New York. Drury Master permitted accounts managed by Drury using the Diversified Trend-Following Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Drury Master on June 30, 2014.

On June 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. Graham Master permitted accounts managed by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Graham Master. Individual and pooled accounts managed by Graham, including the Partnership, were permitted to be limited partners of Graham Master. The General Partner and Graham believed that trading through this structure would promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Graham Master on December 31, 2017.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master, a limited partnership organized under the partnership laws of the State of Delaware. KR Master permitted commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary system which was traded on both a fundamental and technical basis, to invest together in one trading vehicle. The Partnership fully redeemed its investment in KR Master on December 31, 2014.

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. Altis Master permitted commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016.

On January 1, 2013, the assets allocated to Boronia for trading were invested in Boronia I, LLC, a limited liability company organized under the limited liability company laws of the State of Delaware. Boronia I, LLC permitted accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the trading manager of Boronia I, LLC. Individual and pooled accounts managed by Boronia, including the Partnership, were permitted to be members of Boronia I, LLC. The Trading Manager and Boronia believed that trading through this structure would promote efficiency and economy in the trading process. The Trading Manager and Boronia agreed that Boronia would trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated. The Partnership fully redeemed its investment in Boronia I, LLC on December 31, 2017.

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Kaiser I, LLC and together with Boronia Trading Company, the “Trading Companies”), a limited liability company organized under the laws of the State of Delaware. Kaiser Trading Company permitted accounts managed by Kaiser using the Global Diversified trading program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser Trading Company on June 30, 2014.

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. JEM Master permitted accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in JEM Master on September 30, 2016.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2017.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018, were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017) which were charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014) which were charged at the Kaiser Trading Company level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

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

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. Effective on January 1, 2018, Cambridge receives a monthly management fee equal to 1/12th of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Effective November 1, 2017, ISAM receives a monthly management fee equal to 1/12th of 1.0% (1.0% per year) of month-end net assets allocated to ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. Month-end net assets, for purposes of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end net assets allocated to Graham. Prior to April 1, 2014, Graham received a monthly management fee of 1/6th of 1% (2% per year) of month-end net assets allocated to Graham. Prior to their terminations on December 31, 2017, Willowbridge and Aspect received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Willowbridge and Aspect, respectively. Prior to its termination on December 31, 2017, Boronia Trading Company paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. Prior to its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/12th of 2% (2% per year) of month-end net assets allocated to JE Moody. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Altis. Prior to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1/ 12th of 1% (1% per year) of month-end net assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 1/12th of 2% (2% per year). Prior to its termination on June 30, 2014, Drury received a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end net assets allocated to Drury. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership paid Boronia and Kaiser indirectly, the Partnership’s pro-rata portion of the management fee of the Boronia Trading Company and Kaiser Trading Company, respectively.

Effective January 1, 2018, the Partnership is obligated to pay Cambridge an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Effective November 1, 2017, the Partnership is obligated to pay ISAM an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Prior to their terminations on December 31, 2017, the Partnership was obligated to pay Willowbridge, Aspect and Graham an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. The incentive fee paid by Boronia I, LLC was allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange brokerage account agreement, the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. or JPMorgan are deposited in the Partnership’s account at MS&Co. The Partnership/Funds also deposit a portion of their cash in non-trading bank account at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Partnership for margin requirements was $4,861,056 and $4,205,299, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. During the reporting period and prior periods included in this reports, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. had agreed to pay the Trading Companies interest on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that had not been received. The Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end net assets. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 5.5% to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced from an annual rate of 3% to an annual rate of 2%. As of January 1, 2018, Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, and Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $91,851,689.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to clearing fees, General Partner fees, ongoing selling agent and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

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

Tax laws are subject to change at any time.

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2018 was 8,733.

(c)	Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2017, there were additional subscriptions of 37.2530 Redeemable Units totaling $33,000. For the twelve months ended December 31, 2016, there were additional subscriptions of 725.0740 Redeemable Units totaling $655,000. For the twelve months ended December 31, 2015, there were additional subscriptions of 1,201.8070 Redeemable Units totaling $1,259,286.

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

Proceeds of the net offering were used for the trading of commodity interests including futures contracts, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May yet be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	3,371.2990	$833.87	N/A	N/A
November 1, 2017 - November 30, 2017	2,631.3790	$827.54	N/A	N/A
December 1, 2017 - December 31, 2017	2,988.9660	$825.63	N/A	N/A
	8,991.6440	$829.28

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$722,681	$356,863	$30,065	$36,299	$112,023
Total expenses	(6,494,410)	(10,533,962)	(16,165,341)	(23,149,097)	(37,929,758)
Total trading results	(2,481,647)	(7,490,744)	9,695,899	44,862,557	25,507,734

Net income (loss)	$(8,253,376)	$(17,667,843)	$(6,439,377)	$21,749,759	$(12,310,001)

Increase (decrease) in net asset value per Redeemable Unit	$(60.21)	$(95.61)	$(28.64)	$109.81	$(27.13)

Net asset value per Redeemable Unit	$825.63	$885.84	$981.45	$1,010.09	$900.28

Total assets	$94,885,971	$143,536,465	$210,973,446	$260,301,062	$381,939,591

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investment in the Funds. The Funds may employ futures, options on futures, forward, spot and swaps contracts in those markets.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2017 were: Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme and ISAM — Systematic Trend Programme. Prior to their terminations on December 31, 2017, the programs traded by each Advisor on behalf of the Partnership were: Willowbridge — wPraxis Futures Trading Approach (“Praxis”), Aspect — Diversified Program, Graham — K4D-15V Program (“K4D”) and Boronia — Boronia Diversified Program. As of December 31, 2017 and September 30, 2017, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	December 31, 2017		September 30, 2017
Willowbridge	29%	$ 26,962,568 *	30%	$ 29,609,887
Aspect	13%	$ 11,523,239 *	14%	$ 13,767,747
Graham	12%	$ 11,435,791 *	11%	$ 10,899,426
Boronia	8%	$ 7,077,296 *	9%	$ 8,778,726
Cambridge	22%	$ 19,891,352	22%	$ 21,224,063
ISAM	16%	$ 14,961,443	14%	$ 13,636,439

*	Amounts presented are prior to their terminations on December 31, 2017.

Willowbridge Associates Inc.

Willowbridge traded its w/Praxis Futures Trading Approach (“Praxis”) on behalf of Willowbridge Master. Praxis was a proprietary, discretionary trading system.

Praxis utilized a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to Praxis. The approach traded commodities, futures, forwards, options, swaps, spot contracts in commodities, currencies and fixed income markets. All positions were closely monitored to evaluate risk parameter status. As markets move, positions were refined and expectations updated in response to current market conditions.

Aspect Capital Limited.

Aspect traded its Diversified Program on behalf of Aspect Master. The Diversified Program was a proprietary, systematic global futures trading program. Its goal was the generation of significant medium-term capital growth independent of stock and bond market returns within a rigorous risk management framework.

The Diversified Program applied a systematic and broadly diversified global investment system, which deployed multiple investment strategies that, primarily through the use of listed futures and OTC foreign exchange contracts, sought to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including (but not limited to) currencies, interest rates, indices, debt securities (including bonds) and commodities (including energy, metal and agricultural commodities). By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aimed to achieve long-term diversification. Generally, the Diversified Program maintained positions in the majority of markets that had been identified as being available for investment by the program. Market concentration varied according to the strength of signals, volatility and liquidity, amongst other factors. The emphasis was upon structuring a genuinely diversified set of market risk allocations that was designed to maximize the probability of returns wherever profit opportunities appear. Market exposures were monitored daily and the level of exposure of the Diversified Program in each market was quantifiable at all times and changes in accordance with market volatility and liquidity.

The Diversified Program employed an automated system that collected, processed and analyzed market data (including current and historical price data) and identified and exploited directional moves in market behavior. The Diversified Program traded across a variety of frequencies to exploit trends over a range of timescales. Positions were taken according to the aggregate signal and were adjusted to attempt to control risk.

Graham Capital Management, L.P.

Graham traded its K4D program, a systematic, proprietary trading program on behalf of Graham Master.

Graham traded actively in both U.S. and foreign markets, primarily in futures contracts, forward contracts, spot contracts and associated derivative instruments such as options and swaps. Graham engaged in exchange for physical transactions, which involved the exchange of a futures position for the underlying physical commodity without making an open competitive trade on an exchange. Instruments and contracts not traded on an organized exchange may have been entered with banks, brokerage firms or other financial counterparties.

The K4D-15V Program utilized multiple computerized trading models and offered broad diversification in both financial and non-financial markets, trading in approximately 65-80 global markets. It intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyzed the recent price action, the relative strength and the risk characteristics of each market and compared statistically the quantitative results of this data to years of historical data on each market.

Graham believed strongly in the importance of research and development activity and particularly in the development of new trading strategies and portfolio management techniques. Trading strategies developed by Graham research and added to Graham investment programs included not only trend systems but also other styles of systems, with varying time horizons. Such systems generally were based on computerized mathematical models and relied both on technical and fundamental information as the basis for their trading decisions. Graham intended to add new trading strategies to its investment programs as well as to modify the systems currently in place in such programs in its ongoing efforts to keep pace with changing market conditions, and it anticipated that the constellation of trading strategies comprising each investment program will continue to grow and evolve over time. The decision to add or subtract systems or strategies from any investment program was at the sole discretion of Graham.

Boronia Capital Pty. Ltd.

Boronia traded its Boronia Diversified Program, a systematic trading program, on behalf of Boronia Trading Company. The trading systems used by Boronia were proprietary and confidential. The trading systems utilized quantitative techniques to generate returns in the financial markets. A diversified portfolio of over 60 liquid markets was traded across 4 asset classes and multiple time frames using futures on equity, bond, currency and commodity markets plus spot foreign exchange. Markets may be added or removed from the portfolio over time.

Trades were entered into markets on a fully automated basis directly by computer to the relevant exchange with no human intervention. The trading decisions were based on a number of robust and well researched proprietary algorithms developed by the advisor.

Since the inception of the trading program, Boronia continued to research new insights and other ways to improve its risk adjusted returns.

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

Altis Partners (Jersey) Limited.

Altis traded its Global Futures Portfolio Program on behalf of Altis Master. It was a proprietary, systematic, automated trading system. The Altis Global Futures Portfolio trading system traded in over 100 futures markets on recognized futures exchanges globally. Altis may have added or removed markets from the trading system in response to changes in market liquidity. Under the fully automated system, changes in market prices were forecast over a number of future periods and the portfolio was optimized to take best advantage of these forecasts. Forecasts were derived from a number of quantitative market phenomena; for instance, directional movement components looked for persistent upward or downward price movements over a number of time-scales, and anti-trending components were invoked when such movements may have gone too far too fast. Other inputs were derived from changes in perceived instrument volatility and the effect of one market against another closely correlated one.

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

For the period January 1, 2017 through December 31, 2017, the average allocation by commodity market sector for Cambridge Master was as follows:

Cambridge Master
Currencies	100.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Fund, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

(iii)

The Partnership/Funds may occasionally accept physical delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position will be fully hedged.

(iv)

The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings except if the Partnership/Funds purchase or take delivery of commodities.

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

(viii)	The Partnership/Funds will not purchase, sell, or trade securities (except securities approved by the CFTC for investment of customer funds).

(ix)	The Advisors will trade only in those futures interests that have been approved by the General Partner.

(x)

The Partnership/Funds will, except under extraordinary circumstances, maintain positions in futures interests in at least two market segments (i.e., agricultural items, industrial items (including energies), metals, currencies, and financial instruments (including stock, financial and economic indexes)) at any one time.

(xi)	The Advisors will not generally take a positon after the first notice day in any futures interest during the delivery month of the futures interest, except to match.

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.7%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 16.6% to 37.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., CGM, an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., CGM and/or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent and management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2017, 42,744.8510 limited partner Redeemable Units were redeemed totaling $36,322,799 and 318.4110 General Partner Redeemable Units totaling $270,000. For the year ended December 31, 2016, 56,439.9990 limited partner Redeemable Units were redeemed totaling $52,481,536 and 787.6200 General Partner Redeemable Units totaling $710,011. For the year ended December 31, 2015, 40,641.1070 limited partner Redeemable Units were redeemed totaling $40,676,735 and 357.9740 General Partner Redeemable Units totaling $378,906.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2017, there were additional subscriptions of 37.2530 limited partner Redeemable Units totaling $33,000. For the year ended December 31, 2016, there were additional subscriptions of 725.0740 limited partner Redeemable Units totaling $655,000. For the year ended December 31, 2015, there were additional subscriptions of 1,201.8070 limited partner Redeemable Units totaling $1,259,286.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit decreased 6.8% from $885.84 to $825.63. For the year ended December 31, 2016, the net asset value per Redeemable Unit decreased 9.7% from $981.45 to $885.84. For the year ended December 31, 2015, the net asset value per Redeemable Unit decreased 2.8% from $1,010.09 to $981.45.

The Partnership experienced a net trading loss of $2,481,647 before fees and expenses for the year ended December 31, 2017. Losses incurred during the first, second, and third quarters more than offset trading gains recorded during the fourth quarter. Overall, the Partnership experienced net trading losses primarily from positions in currencies, non-U.S. interest rates, livestock, and to a lesser extent, energies and metals. Meanwhile, gains from long positions in global stock indices helped to mitigate the losses elsewhere. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the energy markets during January from long positions in natural gas futures and during February due to positions in the crude oil complex. Losses were also recorded during January and March from long positions in European and U.S. fixed income futures amid hawkish global central bank actions. Further losses were experienced due to positions in wheat, corn, and soybean futures during January and February. The Partnership’s first quarter losses were partially offset by gains achieved during January, February, and March from long positions in global equity index futures as stock prices rose. Additional gains within the currency markets were recorded during January and February.

During the second quarter, the most meaningful losses were recorded during April from long positions in aluminum, copper, and zinc futures as prices for industrial metals tumbled. During June, losses were experienced from positions in European, U.S., British, Canadian, and Australian fixed income futures amid a global sell-off in bonds. Further losses were recorded in currencies during May from short positions in the Japanese yen and euro versus the U.S. dollar as the relative value of the dollar weakened. Smaller losses were incurred during May within the crude oil complex. These losses were partially offset by gains recorded in the global equity index sector as long positions in the U.S., Europe, and Asia profited from prices climbing higher during April and May. Gains were also recorded during April from positions in the global agricultural markets, specifically from short positions in cocoa futures.

During the third quarter, losses were incurred within currencies during August from long positions in the New Zealand dollar versus the U.S. dollar as the relative value of the Pacific Rim currency weakened amidst regional concern over North Korean aggression. A strengthening U.S. dollar during September resulted in additional currency losses. Losses were also experienced during September from long positions in European and U.S. fixed income futures. During July, losses were incurred from short positions in soybean and crude oil futures. A portion of the Partnership’s losses for the third quarter was offset by gains recorded during July and September from long positions in global equity index futures as stock prices continued to rise on growing confidence in the strength of the global economy. Additional gains were recorded in metals during August from long positions in copper, aluminum, and zinc futures.

During the fourth quarter, the Partnership recorded gains in global stock index futures during October and November from long positions as equity prices continued their rally on optimism for global economic growth. Gains were also recorded in the energy markets from long positions in crude oil and its refined products as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading gains were recorded in metals and grains during October and December and the global interest rate markets during November. The Partnership’s gains for the fourth quarter were partially offset by currency losses experienced during October, November, and December.

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

During the reporting period and prior periods included in this report, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month was earned at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2017 increased by $129,084 and $365,818, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S, Treasury bill discount rates during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2017 decreased by $4,936 and increased by $43,616, respectively, as compared to the corresponding periods in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended December 31, 2017, as compared to the corresponding periods in 2016. The increase in these clearing fees during the twelve months ended December 31, 2017, is due to the Partnership not trading directly prior to June 30, 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $268,328 and $1,332,307, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $221,670 and $1,005,942, respectively, as compared to the corresponding periods in 2016. The decrease is due to a decrease in average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $134,009 and $665,201, respectively, as compared to the corresponding periods in 2016. The decrease is primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2017 resulted in incentive fees of $0. Trading performance for the three and twelve months ended December 31, 2016 resulted in incentive fees of $0 and $408,994, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $504,189 and $564,889, respectively.

15

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

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership/Funds. The General Partner monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses) of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016. As of December 31, 2017, the Partnership’s total capitalization was $91,851,689.

December 31, 2017

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$1,406,570	1.53%
Currencies	7,802,035	8.49
Equity	867,139	0.94
Interest Rates	408,182	0.45

Total	$10,483,926	11.41%

As of December 31, 2016, the Partnership’s total capitalization was $136,664,864.

December 31, 2016

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$3,808,959	2.79%
Currencies	15,778,436	11.55
Equity	4,732,421	3.46
Interest Rates	2,276,871	1.66

Total	$26,596,687	19.46%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of December 31, 2017 and 2016, the highest and lowest value at any point and the average value during the year. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2017 and 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,125,951	2.31%	$2,950,801	$1,528,441	$2,279,708
Energy	498,921	0.54	498,921	114,444	280,519
Grains	235,238	0.26	278,496	50,854	191,918
Indices	867,139	0.94	1,468,706	644,296	944,528
Interest Rates U.S.	70,521	0.08	140,327	3,048	49,165
Interest Rates Non-U.S.	337,661	0.37	496,244	202,785	350,141
Livestock	10,890	0.01	120,560	5,130	41,182
Metals	390,259	0.42	659,839	197,783	370,572
Softs	271,262	0.30	298,410	119,373	231,205

Total	$4,807,842	5.23%

*	Annual average of month-end Value at Risk.

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,175,345	1.59%	$2,731,803	$-	$941,077
Energy	231,529	0.17	246,199	-	65,955
Grains	249,367	0.18	294,010	-	96,410
Indices	651,249	0.48	659,106	-	205,357
Interest Rates U.S.	115,060	0.08	124,355	-	28,673
Interest Rates Non-U.S.	320,785	0.23	473,126	-	129,713
Livestock	13,513	0.01	85,883	-	24,460
Metals	260,511	0.19	336,955	-	97,708
Softs	174,364	0.13	210,024	-	73,289

Total	$4,191,723	3.06%

*	Annual average of month-end Value at Risk.

Prior to the close of business on December 31, 2017, Cambridge Master’s total capitalization was $30,318,252. The Partnership owned approximately 65.9% of Cambridge Master. As of December 31, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2017, the Partnership has fully redeemed its investment in Willowbridge Master for cash equal to $27,027,585. As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 9.8% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

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

As of December 31, 2017, the Partnership has fully redeemed its investment in Aspect Master for cash equal to $14,008,061. As of December 31, 2016, Aspect Master’s total capitalization was $53,629,368. The Partnership owned approximately 44.7% of Aspect Master. As of December 31, 2016, Aspect Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aspect for trading) was as follows:

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

As of December 31, 2017, the Partnership has fully redeemed its investment in Graham Master for cash equal to $11,450,505. As of December 31, 2016, Graham Master’s total capitalization was $32,966,110. The Partnership owned approximately 68.6% of Graham Master. As of December 31, 2016, Graham Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Graham for trading) was as follows:

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

As of December 31, 2017, the Partnership has fully redeemed its investment in Boronia I, LLC for cash equal to $7,101,098. As of December 31, 2016, Boronia I, LLC’s total capitalization was $46,361,453. The Partnership owned approximately 35.0% of Boronia I, LLC. As of December 31, 2016, Boronia I, LLC’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Boronia for trading) was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,017,334	4.35%	$5,618,136	$960,149	$2,730,285
Interest Rates	988,120	2.13	3,333,809	663,603	1,683,414
Equity	1,992,570	4.30	4,125,302	1,043,389	2,212,080
Commodity	1,142,270	2.46	5,168,817	1,018,691	2,276,841

Total	$6,140,294	13.24%

*	Annual average of daily Value at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Fund’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s primary exposures were in the CBOE VIX Market Volatility Index (U.S.), Hang Seng (Hong Kong), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), S&P/TSX 60 (Canada), S&P 500 (U.S.) and SPI 200 (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S. and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, zinc, aluminum, palladium, nickel and silver.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2017.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2017.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL SYSTEMATIC L.P.

(FORMERLY, TACTICAL DIVERSIFIED FUTURES FUND L.P.)

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Condensed Schedules of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Ceres Tactical Systematic L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.),

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.) (the “Partnership”), including the condensed schedule of investments as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Tactical Diversified Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Tactical Diversified Futures Fund L.P. (the “Partnership”) as of December 31, 2016 and 2015, including the condensed schedule of investments as of December 31, 2016 and the schedule of investments as of December 31, 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tactical Diversified Futures Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

Assets:
Investment in the Fund (1) , at fair value (Note 6)	$19,891,353	$126,238,109
Redemptions receivable from the Funds (1)	59,705,564	-

Equity in trading account:
Unrestricted cash (Note 3c)	9,691,004	12,654,296
Restricted cash (Note 3c)	4,861,056	4,205,299
Net unrealized appreciation on open futures contracts	555,896	434,371
Net unrealized appreciation on open forward contracts	169,466	-

Total equity in trading account	15,277,422	17,293,966

Cash at bank (Note 1)	436	218
Interest receivable (Note 3c)	11,196	4,172

Total assets	$94,885,971	$143,536,465

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$64,394
Accrued expenses:
Ongoing selling agent fees (Note 3d)	158,143	239,121
Management fees (Note 3b)	105,419	163,269
General Partner fees (Note 3a)	78,753	119,183
Professional fees	224,186	213,317
Redemptions payable to General Partner (Note 7)	-	250,011
Redemptions payable to Limited Partners (Note 7)	2,467,781	5,822,306

Total liabilities	3,034,282	6,871,601

Partners’ Capital (Notes 1 and 7):
General Partner, 1,371.6544 and 1,690.0654 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	1,132,474	1,497,130
Limited Partners, 109,879.1528 and 152,586.7508 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	90,719,215	135,167,734

Total partners’ capital (net asset value)	91,851,689	136,664,864

Total liabilities and partners’ capital	$94,885,971	$143,536,465

Net asset value per Redeemable Unit	$825.63	$885.84

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	24	$15,666	0.02%
Energy	152	368,725	0.40
Indices	563	82,109	0.09
Interest Rates U.S.	3	(695)	(0.00) *
Interest Rates Non-U.S.	412	(178,430)	(0.19)
Metals	59	105,520	0.11
Softs	14	33,505	0.04

Total futures contracts purchased		426,400	0.47

Futures Contracts Sold
Currencies	8	1,744	0.01
Energy	59	8,620	0.01
Grains	321	95,465	0.10
Indices	67	19,761	0.02
Interest Rates U.S.	96	45,937	0.05
Interest Rates Non-U.S.	212	45,621	0.05
Livestock	7	(7,560)	(0.01)
Metals	22	(71,630)	(0.08)
Softs	160	(8,462)	(0.01)

Total futures contracts sold		129,496	0.14

Net unrealized appreciation on open futures contracts		$555,896	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$20,385,406	$283,891	0.31%
Metals	56	210,725	0.22

Total unrealized appreciation on open forward contracts		494,616	0.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$18,588,158	(167,812)	(0.18)
Metals	30	(157,338)	(0.17)

Total unrealized depreciation on open forward contracts		(325,150)	(0.35)

Net unrealized appreciation on open forward contracts		$169,466	0.18%

			% of Partners’
Investment in the Fund		Fair Value	Capital
Cambridge Master Fund L.P.		$19,891,353	21.66%

Total investment in the Fund		$19,891,353	21.66%

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Statements of Income and Expenses

For the Years Ended

December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$100,285	$13,464	$-
Interest income allocated from the Funds	622,396	343,399	30,065

Total investment income	722,681	356,863	30,065

Expenses:
Expenses allocated from the Funds	920,141	1,931,290	4,018,497
Clearing fees related to direct investments (Note 3c)	78,467	34,851	-
Ongoing selling agent fees (Note 3d)	2,280,301	3,612,608	4,664,139
General Partner fees (Note 3a)	1,135,421	1,800,622	2,324,802
Management fees (Note 3b)	1,575,891	2,401,013	2,807,792
Incentive fees (Note 3b)	-	188,689	1,694,935
Professional fees	504,189	564,889	655,176

Total expenses	6,494,410	10,533,962	16,165,341

Net investment loss	(5,771,729)	(10,177,099)	(16,135,276)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	115,346	(1,471,792)	-
Net realized gains (losses) on closed contracts allocated from the Funds	(2,377,104)	(5,763,377)	20,924,263
Net change in unrealized gains (losses) on open contracts	371,299	369,824	-
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(591,188)	(625,399)	(11,228,364)

Total trading results	(2,481,647)	(7,490,744)	9,695,899

Net income (loss)	$(8,253,376)	$(17,667,843)	$(6,439,377)

Net income (loss) per Redeemable Unit (Note 8)*	$(60.21)	$(95.61)	$(28.64)

Weighted average Redeemable Units outstanding	133,367.4640	190,017.8082	232,010.8995

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2017, 2016 and 2015

	Redeemable Units	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2014	250,576.6352	250,240,714	2,864,272	253,104,986
Subscriptions - Limited Partners	1,201.8070	1,259,286	-	1,259,286
Redemptions - General Partner	(357.9740)	-	(378,906)	(378,906)
Redemptions - Limited Partners	(40,641.1070)	(40,676,735)	-	(40,676,735)
Net income (loss)	-	(6,385,734)	(53,643)	(6,439,377)

Partners’ Capital, December 31, 2015	210,779.3612	204,437,531	2,431,723	206,869,254
Subscriptions - Limited Partners	725.0740	655,000	-	655,000
Redemptions - General Partner	(787.6200)	-	(710,011)	(710,011)
Redemptions - Limited Partners	(56,439.9990)	(52,481,536)	-	(52,481,536)
Net income (loss)	-	(17,443,261)	(224,582)	(17,667,843)

Partners’ Capital, December 31, 2016	154,276.8162	135,167,734	1,497,130	136,664,864
Subscriptions - Limited Partners	37.2530	33,000	-	33,000
Redemptions - General Partner	(318.4110)	-	(270,000)	(270,000)
Redemptions - Limited Partners	(42,744.8510)	(36,322,799)	-	(36,322,799)
Net income (loss)	-	(8,158,720)	(94,656)	(8,253,376)

Partners’ Capital, December 31, 2017	111,250.8072	$90,719,215	$1,132,474	$91,851,689

Net asset value per Redeemable Unit:

2015:	$981.45

2016:	$885.84

2017:	$825.63

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, and was the trading manager (the “Trading Manager”) of Boronia Trading Company (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

Effective after the close of business on December 31, 2017, all trading decisions were made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and International Standard Asset Management (“ISAM”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Willowbridge, Aspect, Graham, Boronia, JE Moody and Altis. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

During the reporting periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. The Partnership/Funds also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

Cambridge Master Fund L.P. (“Cambridge Master”), and prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”) CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Cambridge Master is referred to as the “Fund”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC, Altis Master and JEM Master. The Partnership also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co.

Effective July 12, 2017 Willowbridge Master, Aspect Master, Graham Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master and Cambridge Master, Willowbridge and Cambridge are both parties to the FX Agreements for the Funds to which each acts as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for clearing, and where applicable, execution of transactions.

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

b.

Profit Allocation.  The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.

c.

Statement of Cash Flows.  The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s and Fund’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

d.

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

e.

Partnership’s/Funds’ Derivative Investments.  All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash.  The Partnership’s cash includes cash denominated in foreign currencies of $1,279,677 (cost of $1,263,916) and $144,332 (cost of $144,485) as of December 31, 2017 and 2016, respectively.

g.

Income Taxes.  Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Investment Company Status.  Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 8, “Financial Highlights.”

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (1) an amount that will entitle the General Partner to an interest of at least 1% in each material item of Partnership income, gain, loss, deduction or credit and (2) the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee equal to 1/12th of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership.

At December 31, 2017, Cambridge received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Effective November 1, 2017, ISAM receives a monthly management fee equal to 1/12th of 1.0% (1.0% per year) of month-end net assets allocated to ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. Month-end net assets, for purposes of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12th of 1.75% (1.75% per year) of month-end net assets allocated to Graham. Prior to April 1, 2014, Graham received a monthly management fee of 1/6th of 1% (2% per year) of month-end net assets allocated to Graham. Prior to their terminations on December 31, 2017, Willowbridge and Aspect received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Willowbridge and Aspect, respectively. Prior to its termination on December 31, 2017, Boronia Trading Company paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. The Partnership paid Boronia indirectly, the Partnership’s pro rata portion of the management fee of Boronia I, LLC. Prior to its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/6th of 1% (2% per year) of month-end net assets allocated to JE Moody. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12th of 1.25% (1.25% per year) of month-end net assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12th of 1.5% (1.5% per year) of month-end net assets allocated to Altis.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

In addition, at December 31, 2017, the Partnership was obligated to pay Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Effective November 1, 2017, the Partnership is obligated to pay ISAM an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Prior to their terminations on December 31, 2017, the Partnership was obligated to pay Willowbridge Aspect and Graham an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. The incentive fee paid by Boronia I, LLC was allocated to the Partnership based on its proportionate ownership interest of Boronia I, LLC. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional trading advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Customer Agreement”). Under the Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Partnership for margin requirements was $4,861,056 and $4,205,299, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. During the reporting period and prior periods included in this report, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Boronia I, LLC) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. has agreed to pay Boronia I, LLC interest on 100% of the average daily equity maintained in cash in Boronia I, LLC’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of these interest credits, daily funds do not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that have not been received. The Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2% per year of month-end net assets. Morgan Stanley Wealth Management paid a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end net assets, for purposes of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee, other expenses and any redemptions or distributions as of the end of such month.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses.

The Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 2,046 and 1,485, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 112 and 74, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were $58,373,951 and $36,729,925, respectively. During the period January 1, 2016 to June 30, 2016, the assets of the Partnership were not traded directly.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2017 and 2016, respectively.

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the		Net Amount
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$1,027,835	$(471,939)	$555,896	$-	$-	$555,896
Forwards	494,616	(325,150)	169,466	-	-	169,466

Total assets	$1,522,451	$(797,089)	$725,362	$-	$-	$725,362

Liabilities
Futures	$(471,939)	$471,939	$-	$-	$-	$-
Forwards	(325,150)	325,150	-	-	-	-

Total liabilities	$(797,089)	$797,089	$-	$-	$-	$-

Net fair value						$725,362	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the		Net Amount
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$652,819	$(218,448)	$434,371	$-	$-	$434,371
Forwards	243,107	(243,107)	-	-	-	-

Total assets	$895,926	$(461,555)	$434,371	$-	$-	$434,371

Liabilities
Futures	$(218,448)	$218,448	$-	$-	$-	$-
Forwards	(307,501)	243,107	(64,394)	-	-	(64,394)

Total liabilities	$(525,949)	$461,555	$(64,394)	$-	$-	$(64,394)

Net fair value						$369,977	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures brokers and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets
Futures Contracts
Currencies	$19,411
Energy	435,850
Grains	105,003
Indices	147,860
Interest Rates U.S.	49,180
Interest Rates Non-U.S.	64,681
Metals	105,894
Softs	99,956

Total unrealized appreciation on open futures contracts	1,027,835

Liabilities
Futures Contracts
Currencies	(2,001)
Energy	(58,505)
Grains	(9,538)
Indices	(45,990)
Interest Rates U.S.	(3,938)
Interest Rates Non-U.S.	(197,490)
Livestock	(7,560)
Metals	(72,004)
Softs	(74,913)

Total unrealized depreciation on open futures contracts	(471,939)

Net unrealized appreciation on open futures contracts	$555,896	*

Assets
Forward Contracts
Currencies	$283,891
Metals	210,725

Total unrealized appreciation on open forward contracts	494,616

Liabilities
Forward Contracts
Currencies	(167,812)
Metals	(157,338)

Total unrealized depreciation on open forward contracts	(325,150)

Net unrealized appreciation on open forward contracts	$169,466	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the year ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2015, no derivative instruments were traded directly by the Partnership.

Sector	2017		2016
Currencies	$(502,493)		$12,482
Energy	59,510		(764,839)
Grains	(618,535)		61,794
Indices	2,388,247		11,075
Interest Rates U.S.	(169,085)		(30,501)
Interest Rates Non-U.S.	(553,886)		(423,179)
Livestock	(203,797)		24,283
Metals	203,690		(85,005)
Softs	(117,006)		91,922

Total	$486,645	***	$(1,101,968)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

December 31, 2017*	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,027,835	$1,027,835	$-	$-
Forwards	494,616	-	494,616	-

Total Assets	$1,522,451	$1,027,835	$494,616	$-

Liabilities
Futures	$471,939	$471,939	$-	$-
Forwards	325,150	-	325,150	-

Total Liabilities	$797,089	$471,939	$325,150	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$652,819	$652,819	$-	$-
Forwards	243,107	124,856	118,251	-

Total Assets	$895,926	$777,675	$118,251	$-

Liabilities
Futures	$218,448	$218,448	$-	$-
Forwards	307,501	112,538	194,963	-

Total Liabilities	$525,949	$330,986	$194,963	$-

*

$124,856 of assets and $112,538 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Investment in the Funds:

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2.0 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

On March 1, 2005, the assets allocated to Aspect for trading were invested in Aspect Master, a limited partnership organized under the partnership laws of the State of New York. Aspect Master permitted accounts managed by Aspect using the Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Aspect Master. Individual and pooled accounts managed by Aspect, including the Partnership, were permitted to be limited partners of Aspect Master. The General Partner and Aspect believed that trading through this structure would promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Aspect Master on December 31, 2017.

43

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

On July 1, 2005, the assets allocated to Willowbridge for trading were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Willowbridge Master permitted accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Willowbridge Master. Individual and pooled accounts managed by Willowbridge, including the Partnership, were permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believed that trading through this structure would promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge would trade the assets allocated to Willowbridge at a level up to 3 times the amount of assets allocated. Prior to January 1, 2013, Willowbridge traded the Partnership’s assets pursuant to its Argo Trading System. The Partnership fully redeemed its investment in Willowbridge Master on December 31, 2017.

On June 1, 2006, the assets allocated to Graham for trading were invested in Graham Master, a limited partnership organized under the partnership laws of the State of New York. Graham Master permitted accounts managed by Graham using the K4D-15V Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the general partner of Graham Master. Individual and pooled accounts managed by Graham, including the Partnership, were permitted to be limited partners of Graham Master. The General Partner and Graham believed that trading through this structure would promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in Graham Master on December 31, 2017.

On May 1, 2011, the assets allocated to Altis for trading were invested in Altis Master, a limited partnership organized under the partnership laws of the State of New York. Altis Master permitted commodity pools managed by Altis using the Global Futures Portfolio Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Altis Master on June 30, 2016.

On January 1, 2013, the assets allocated to Boronia for trading were invested in Boronia I, LLC, a limited liability company organized under the limited liability company laws of the State of Delaware. Boronia I, LLC permitted accounts managed by Boronia using the Boronia Diversified Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner was also the trading manager of Boronia I, LLC. Individual and pooled accounts managed by Boronia, including the Partnership, were permitted to be members of Boronia I, LLC. The Trading Manager and Boronia believed that trading through this structure would promote efficiency and economy in the trading process. The Trading Manager and Boronia agreed that Boronia would trade the Partnership’s assets allocated to Boronia at a level up to 1.5 times the amount of assets allocated. The Partnership fully redeemed its investment in Boronia I, LLC on December 31, 2017.

On August 1, 2013, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. JEM Master permitted accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner was also the general partner of JEM Master. Individual and pooled accounts managed by JE Moody, including the Partnership, were permitted to be limited partners of JEM Master. The General Partner and JE Moody believed that trading through this structure would promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody would trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated. The Partnership fully redeemed its investment in JEM Master on September 30, 2016.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2017.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017) which were charged at the Boronia Trading Company level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 9.8% of Willowbridge Master, 44.7% of Aspect Master, 68.6% of Graham Master, 35.0% of Boronia I, LLC and 44.1% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Fund. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$336,101,673	$39,096,772	$297,004,901
Aspect Master	31,265,102	16,568,191	14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
Boronia I, LLC	20,339,272	20,339,272	-
Cambridge Master	31,063,463	4,384,639	26,678,824
	December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$396,846,845	$5,348,232	$391,498,613
Aspect Master	53,867,283	237,915	53,629,368
Graham Master	32,989,339	23,229	32,966,110
Boronia I, LLC	46,628,650	267,197	46,361,453
Cambridge Master	58,282,466	1,125,600	57,156,866

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$1,244,821	$(27,512,190)	$(26,267,369)
Aspect Master	86,824	237,022	323,846
Graham Master	17,954	1,841,308	1,859,262
Boronia I, LLC	(1,350,616)	(7,153,817)	(8,504,433)
Cambridge Master	141,596	1,967,437	2,109,033

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$(120,715)	$10,171,911	$10,051,196
Aspect Master	(74,707)	(3,094,670)	(3,169,377)
Graham Master	(76,606)	(4,805,243)	(4,881,849)
Boronia I, LLC	(2,870,605)	3,734,634	864,029
Cambridge Master	10,557	(3,918,575)	(3,908,018)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	0.00%	$-	$(2,262,268)	$129,443	$6,247	$-	$-	$(2,397,958)	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	217,908	48,096	27,426	-	-	142,386	Commodity Portfolio	Monthly
Graham Master	0.00%	-	1,326,851	40,258	43,405	-	-	1,243,188	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	(2,296,906)	336,343	36,937	157,165	-	(2,827,351)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	668,519	63,273	31,548	-	-	573,698	Commodity Portfolio	Monthly

Total		$19,891,353	$(2,345,896)	$617,413	$145,563	$157,165	$-	$(3,266,037)

	December 31, 2016		For the year ended December 31, 2016
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	27.95%	$38,198,019	$947,051	$103,822	$8,116	$-	$-	$835,113	Commodity Portfolio	Monthly
Aspect Master	17.56%	24,000,563	(1,165,692)	56,289	36,255	-	-	(1,258,236)	Commodity Portfolio	Monthly
Graham Master	16.55%	22,617,006	(3,271,114)	64,839	52,852	-	-	(3,388,805)	Commodity Portfolio	Monthly
Altis Master	0.00%	-	(3,222,037)	77,805	30,569	-	-	(3,330,411)	Commodity Portfolio	Monthly
JEM Master	0.00%	-	57,484	218,771	36,013	-	-	(197,300)	Commodity Portfolio	Monthly
Boronia I, LLC	11.86%	16,206,218	2,533,724	535,318	79,171	337,985	220,305	1,360,945	Commodity Portfolio	Monthly
Cambridge Master	18.45%	25,216,303	(1,924,793)	43,093	30,087	-	-	(1,997,973)	Commodity Portfolio	Monthly

Total		$126,238,109	$(6,045,377)	$1,099,937	$273,063	$337,985	$220,305	$(7,976,667)

7.	Subscriptions, Distributions and Redemptions:

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(16.93)		$(42.05)		$40.15
Net investment loss	(43.28)		(53.56)		(68.79)

Increase (decrease) for the year	(60.21)		(95.61)		(28.64)
Net asset value per Redeemable Unit, beginning of year	885.84		981.45		1,010.09

Net asset value per Redeemable Unit, end of year	$825.63		$885.84		$981.45

	2017		2016		2015
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.1	) %	(5.7	) %	(7.0	) %

Operating expenses	5.8%		5.7%		6.1%
Incentive fees	0.0%		0.2%		0.9%

Total expenses	5.8%		5.9%		7.0%

Total return:
Total return before incentive fees	(6.8	) %	(9.5	) %	(1.9	) %
Incentive fees	(0.0	) %	(0.2	) %	(0.9	) %

Total return after incentive fees	(6.8)%		(9.7)%		(2.8)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 52.7% to 75.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Futures-Style Options. The Funds may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Funds’ Statements of Income and Expenses.

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

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Partnership’s/Funds’ Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as MS&Co., an MS&Co. affiliate, or JPMorgan are counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018, were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Wealth Management and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Systematic L.P.

(formerly, Tactical Diversified Futures Fund L.P.)

Notes to Financial Statements

Effective January 1, 2018, the monthly management fee paid by the Partnership to Cambridge was reduced to 1/12 of 1.0% (1.0% per year) of the adjusted month-end net assets allocated to Cambridge. Also effective on January 1, 2018, the Partnership will pay Cambridge an incentive fee of 15% of New Trading Profits annually rather than quarterly.

Effective January 1, 2018, the Partnership allocated a portion of its capital to SECOR Master Fund L.P., which will be managed and traded by SECOR Capital Advisors, LP pursuant to a variation of the program traded by SECOR Alpha Master Fund L.P.

Effective on or about January 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate.

Effective January 12, 2018, the Partnership allocated a portion of its assets to CMF FORT Contrarian Master Fund LLC, which will be managed and traded by FORT, L.P. (“FORT”) pursuant to its Global Contrarian Program. In addition, effective the same date, a portion of the Partnership’s assets were allocated to FORT to be managed and traded directly through a managed account in the Partnership’s name pursuant to its Global Trend Trading Program. FORT began trading the assets allocated to it on January 19, 2018.

Effective February 1, 2018, the Partnership allocated a portion of its assets to CMF AE Capital Master Fund LLC, which will be managed and traded by AE Capital Pty Limited pursuant to its AE Systematic FX Fund Program.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$218,240	$195,247	$174,834	$134,360
Total expenses	(1,435,532)	(1,533,109)	(1,689,305)	(1,836,464)
Total trading results	2,609,270	(2,908,888)	(1,427,129)	(754,900)

Net income (loss)	$1,391,978	$(4,246,750)	$(2,941,600)	$(2,457,004)

Increase (decrease) in Net Asset Value per Redeemable Unit	$11.31	$(33.64)	$(21.63)	$(16.25)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$89,156	$92,475	$78,719	$96,513
Total expenses	(2,058,670)	(2,446,066)	(2,879,464)	(3,149,762)
Total trading results	(2,142,787)	(6,460,818)	(1,331,881)	2,444,742

Net income (loss)	$(4,112,301)	$(8,814,409)	$(4,132,626)	$(608,507)

Increase (decrease) in Net Asset Value per Redeemable Unit	$(24.35)	$(47.43)	$(20.14)	$(3.69)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective January 1, 2018, the monthly management fee paid by the Partnership to Cambridge was reduced to 1/12 of 1.0% (1.0% per year) of the adjusted month-end net assets allocated to Cambridge. Also effective on January 1, 2018, the Partnership will pay Cambridge an incentive fee of 15% of New Trading Profits annually rather than quarterly.

Effective January 1, 2018, the Partnership allocated a portion of its capital to SECOR Master Fund L.P., which will be managed and traded by SECOR Capital Advisors, LP pursuant to a variation of the program traded by SECOR Alpha Master Fund L.P.

Effective on or about January 1, 2018, MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate.

Effective January 12, 2018, the Partnership allocated a portion of its assets to CMF FORT Contrarian Master Fund LLC, which will be managed and traded by FORT, L.P. (“FORT”) pursuant to its Global Contrarian Program. In addition, effective the same date, a portion of the Partnership’s assets were allocated to FORT to be managed and traded directly through a managed account in the Partnership’s name pursuant to its Global Trend Trading Program. FORT began trading the assets allocated to it on January 19, 2018.

Effective February 1, 2018, the Partnership allocated a portion of its assets to CMF AE Capital Master Fund LLC, which will be managed and traded by AE Capital Pty Limited pursuant to its AE Systematic FX Fund Program.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

Matthew R. Graver, age 50, has been a director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Redeemable Units	General Partner	1,371.6544	1.23%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490	Redeemable Units

* No one principal owns more than 1% of the Redeemable Units.

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017        $165,469

2016        $204,100

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Condensed Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

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

(h)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 13, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 18, 2017 and incorporated herein by reference).

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

3.3	Amended and Restated Limited Partnership Agreement dated November 22, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

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

10.3

Escrow Agreement among the Partnership, the General Partner, UMB Fund Services, Inc. and UMB Bank, N.A. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2017 and incorporated herein by reference).

10.4

Transfer Agency Agreement among the Partnership, the General Partner and UMB Fund Services, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 11, 2017 and incorporated herein by reference).

10.5

Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed on December 20, 2002 and incorporated herein by reference).

(a)	Letter from the General Partner extending the Management Agreement with Graham from June 30, 2017 through June 30, 2018 (filed herewith).

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

(a)	Letter from the General Partner extending the Management Agreement with Willowbridge from June 30, 2017 through June 30, 2018 (filed herewith).

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

10.8	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

(a)	Letter from the General Partner extending the Management Agreement with Aspect from June 30, 2017 through June 30, 2018 (filed herewith).

10.9	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

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

10.14

Amended  & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August  6, 2015 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2015 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated herein by reference).

(a)

Novation Agreement by and among the Partnership, the General Partner, ISAM, ISAM (USA) LLC, ISAM Europe LLP and ISAM Funds (UK) Limited (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on September 5, 2017 and incorporated herein by reference).

(b)

Amended and Restated Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2017 and incorporated herein by reference).

11.1

Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.6

Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.7

International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.8

Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.9

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.10	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.11

Foreign Exchange and Bullion Authorization Agreement between Graham Master and JPMorgan (filed as Exhibit 11.11 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.12

International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.12 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.13

Schedule to International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.13 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.14

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.14 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.15	Institutional Account Agreement between Graham Master and JPMorgan (filed as Exhibit 11.15 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.16

Foreign Exchange and Bullion Authorization Agreement among Willowbridge, Willowbridge Master and JPMorgan (filed as Exhibit 11.16 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.17

International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.17 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.18

Schedule to International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.18 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.19

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.19 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.20	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.20 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

99.1	Financial Statements of CMF Aspect Master Fund L.P.

99.2	Financial Statements of CMF Willowbridge Master Fund L.P.

99.3	Financial Statements of CMF Graham Capital Master Fund L.P.

99.4	Financial Statements of CMF Boronia I, LLC

99.5	Financial Statements of Cambridge Master Fund L.P.

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.