Form 10-Q
period 2018-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2018-05-10
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes        No X

As of April 30, 2018, 184,855.7008 Limited Partnership Class A Redeemable Units were outstanding, 11,263.4550 Limited Partnership Class D Redeemable Units were outstanding and 242.6350 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds(1), at fair value	$108,511,393	$19,891,353
Redemptions receivable from the Funds(1)	1,399,253	59,705,564

Equity in trading account:
Unrestricted cash	46,993,352	9,691,004
Restricted cash	13,686,010	4,861,056
Net unrealized appreciation on open futures contracts	1,722,149	555,896
Net unrealized appreciation on open forward contracts	-	169,466

Total equity in trading account	62,401,511	15,277,422

Cash at bank	-	436
Interest receivable	80,539	11,196

Total assets	$172,392,696	$94,885,971

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$626,808	$-
Accrued expenses:
Ongoing selling agent fees	269,977	158,143
Management fees	151,682	105,419
Incentive fees	645,886	-
General Partner fees	142,708	78,753
Professional fees	245,942	224,186
Redemptions payable to General Partner	575,000	-
Redemptions payable to Limited Partners	1,720,729	2,467,781

Total liabilities	4,378,732	3,034,282

Partners’ Capital:
General Partner, Class A, 0.0000 and 1,371.6544 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	-	1,132,474
General Partner, Class Z, 1,844.4570 and 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	1,848,394	-
Limited Partners, Class A, 187,862.9808 and 109,879.1528 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	154,656,165	90,719,215
Limited Partners, Class D, 11,263.4550 and 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	11,266,252	-
Limited Partners, Class Z, 242.6350 and 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	243,153	-

Total partners’ capital (net asset value)	168,013,964	91,851,689

Total liabilities and partners’ capital	$172,392,696	$94,885,971

Net asset value per Redeemable Unit:
Class A	$823.24	$825.63

Class D	$1,000.25	$-

Class Z	$1,002.13	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	95	$(26,588)	(0.01)%
Energy	339	822,594	0.49
Grains	92	55,020	0.03
Indices	803	(515,452)	(0.31)
Interest Rates U.S.	49	56,273	0.03
Interest Rates Non-U.S.	2,216	908,300	0.54
Metals	64	(132,325)	(0.08)
Softs	106	42,055	0.03

Total futures contracts purchased		1,209,877	0.72

Futures Contracts Sold
Currencies	25	(5,423)	(0.00) *
Energy	113	(41,880)	(0.02)
Grains	311	6,474	0.00 *
Indices	96	1,997	0.00 *
Interest Rates U.S.	184	(64,602)	(0.04)
Interest Rates Non-U.S.	1,070	5,609	0.00 *
Livestock	129	207,608	0.13
Metals	60	66,195	0.04
Softs	382	336,294	0.20

Total futures contracts sold		512,272	0.31

Net unrealized appreciation on open futures contracts		$1,722,149	1.03%

Unrealized Appreciation on Open Forward Contracts
Currencies	$57,982,424	$506,653	0.30%
Metals	95	259,168	0.16

Total unrealized appreciation on open forward contracts		765,821	0.46

Unrealized Depreciation on Open Forward Contracts
Currencies	$49,469,777	(476,834)	(0.28)
Metals	183	(915,795)	(0.55)

Total unrealized depreciation on open forward contracts		(1,392,629)	(0.83)

Net unrealized depreciation on open forward contracts		$(626,808)	(0.37)%

Investment in the Funds		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$34,518,495	20.54%
SECOR Master Fund L.P.		29,676,145	17.66
CMF FORT Contrarian Master Fund LLC		26,296,751	15.65
CMF AE Capital Master Fund LLC		18,020,002	10.73

Total investment in the Funds		$108,511,393	64.58%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	24	$15,666	0.02%
Energy	152	368,725	0.40
Indices	563	82,109	0.09
Interest Rates U.S.	3	(695)	(0.00) *
Interest Rates Non-U.S.	412	(178,430)	(0.19)
Metals	59	105,520	0.11
Softs	14	33,505	0.04

Total futures contracts purchased		426,400	0.47

Futures Contracts Sold
Currencies	8	1,744	0.01
Energy	59	8,620	0.01
Grains	321	95,465	0.10
Indices	67	19,761	0.02
Interest Rates U.S.	96	45,937	0.05
Interest Rates Non-U.S.	212	45,621	0.05
Livestock	7	(7,560)	(0.01)
Metals	22	(71,630)	(0.08)
Softs	160	(8,462)	(0.01)

Total futures contracts sold		129,496	0.14

Net unrealized appreciation on open futures contracts		$555,896	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$20,385,406	$283,891	0.31%
Metals	56	210,725	0.22

Total unrealized appreciation on open forward contracts		494,616	0.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$18,588,158	(167,812)	(0.18)
Metals	30	(157,338)	(0.17)

Total unrealized depreciation on open forward contracts		(325,150)	(0.35)

Net unrealized appreciation on open forward contracts		$169,466	0.18%

Investment in the Fund		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$19,891,353	21.66%

Total investment in the Fund		$19,891,353	21.66%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$224,570	$16,926
Interest income allocated from the Funds	332,483	117,434

Total investment income	557,053	134,360

Expenses:
Expenses allocated from the Funds	209,943	230,177
Clearing fees related to direct investments	75,070	20,459
Ongoing selling agent fees	829,840	661,280
General Partner fees	437,400	329,443
Management fees	437,524	462,643
Incentive fees	645,886	-
Professional fees	135,347	132,462

Total expenses	2,771,010	1,836,464

Net investment loss	(2,213,957)	(1,702,104)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(2,388,086)	(59,178)
Net realized gains (losses) on closed contracts allocated from the Funds	1,198,614	(256,508)
Net change in unrealized gains (losses) on open contracts	353,813	(443,773)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	2,654,047	4,559

Total trading results	1,818,388	(754,900)

Net income (loss)	$(395,569)	$(2,457,004)

Net income (loss) per Redeemable Unit*:
Class A	$(2.39)	$(16.25)

Class D	$0.25	$-

Class Z	$2.13	$-

Weighted average Redeemable Units outstanding:
Class A	193,160.1643	150,412.0802

Class D	11,344.6870	-

Class Z	2,284.2533	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,601,619	85,512.4190	11,507,151	11,507.1510	242,635	242.6350	82,351,405	97,262.2050
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(6,256,839)	(7,528.5910)	(249,355)	(243.6960)	-	-	(6,506,194)	(7,772.2870)
Net income (loss)	(382,744)	-	8,456	-	(21,281)	-	(395,569)	-

Partners’ Capital, March 31, 2018	$154,656,165	187,862.9808	$11,266,252	11,263.4550	$2,091,547	2,087.0920	$168,013,964	201,213.5278

Partners’ Capital, December 31, 2016	$136,664,864	154,276.8162	$-	-	$-	-	$136,664,864	154,276.8162
Subscriptions - Limited Partners	33,000	37.2530	-	-	-	-	33,000	37.2530
Redemptions - Limited Partners	(10,105,119)	(11,561.9030)	-	-	-	-	(10,105,119)	(11,561.9030)
Net income (loss)	(2,457,004)	-	-	-	-	-	(2,457,004)	-

Partners’ Capital, March 31, 2017	$124,135,741	142,752.1662	$-	-	$-	-	$124,135,741	142,752.1662

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, and is the trading manager (the “Trading Manager”) of FORT Contrarian Master (as defined below) and AE Capital Master (as defined below), and was the Trading Manager of Boronia Trading Company (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

As of March 31, 2018, all trading decisions were made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”), International Standard Asset Management (“ISAM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, Willowbridge, Aspect, Graham and Boronia. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During the reporting period and prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018, were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Wealth Management. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme. Effective January 19, 2018, FORT directly trades approximately 51% of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master and Boronia I, LLC. The Partnership also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017, Willowbridge Master, Aspect Master, Graham Master, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, SECOR Master and Cambridge Master, Willowbridge, SECOR and Cambridge are all parties to the FX Agreements for the Funds to which each acts as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Prior to January 1, 2018, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who have sold Redeemable Units in the Partnership.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. The Partnership will pay Harbor an ongoing selling agent fee equal to (i) 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per unit for certain holders of Class D Redeemable Units in the Partnership.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. Prior to the Partnership’s full redemption, the Partnership carried its investment in Willowbridge Master, Aspect Master and Graham Master based on each Fund’s net asset value per unit as calculated by the respective Fund.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $13,686,010 and $4,861,056, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(54,165) (proceeds of $53,760) and $1,279,677 (cost of $1,263,916) as of March 31, 2018 and December 31, 2017, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Class A	Class D		Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$8.40	$10.18		$9.51	$(4.93)
Net investment loss	(10.79)	(9.93)		(7.38)	(11.32)

Increase (decrease) for the period	(2.39)	0.25		2.13	(16.25)
Net asset value per Redeemable Unit, beginning of period	825.63	1,000.00		1,000.00	885.84

Net asset value per Redeemable Unit, end of period	$823.24	$1,000.25		$1,002.13	$869.59

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Class A	Class D		Class Z	Class A
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(2.9)%		(2.1)%	(5.3)%

Operating expenses	5.1%	3.8%		3.0%	5.7%
Incentive fees	0.4%	0.4%		0.4%	-%

Total expenses	5.5%	4.2%		3.4%	5.7%

Total return:
Total return before incentive fees	0.1%	0.4%		0.6%	(1.8)%
Incentive fees	(0.4)%	(0.4)%		(0.4)%	-%

Total return after incentive fees	(0.3)%	0.0	%****	0.2%	(1.8)%

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

The Partnership’s customer agreement with MS&Co. and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 7,062 and 1,937, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 417 and 118, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were $186,763,332 and $52,166,221, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
March 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$2,795,618	$(1,073,469)	$1,722,149	$-	$-	$1,722,149
Forwards	765,821	(765,821)	-	-	-	-

Total assets	$3,561,439	$(1,839,290)	$1,722,149	$-	$-	$1,722,149

Liabilities
Futures	$(1,073,469)	$1,073,469	$-	$-	$-	$-
Forwards	(1,392,629)	765,821	(626,808)	-	-	(626,808)

Total liabilities	$(2,466,098)	$1,839,290	$(626,808)	$-	$-	$(626,808)

Net fair value						$1,095,341	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,027,835	$(471,939)	$555,896	$-	$-	$555,896
Forwards	494,616	(325,150)	169,466	-	-	169,466

Total assets	$1,522,451	$(797,089)	$725,362	$-	$-	$725,362

Liabilities
Futures	$(471,939)	$471,939	$-	$-	$-	$-
Forwards	(325,150)	325,150	-	-	-	-

Total liabilities	$(797,089)	$797,089	$-	$-	$-	$-

Net fair value						$725,362	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets
Futures Contracts
Currencies	$18,492
Energy	850,533
Grains	98,188
Indices	46,331
Interest Rates U.S.	56,328
Interest Rates Non-U.S.	1,042,258
Livestock	207,608
Metals	73,009
Softs	402,871

Total unrealized appreciation on open futures contracts	2,795,618

Liabilities
Futures Contracts
Currencies	(50,503)
Energy	(69,819)
Grains	(36,694)
Indices	(559,786)
Interest Rates U.S.	(64,657)
Interest Rates Non-U.S.	(128,349)
Metals	(139,139)
Softs	(24,522)

Total unrealized depreciation on open futures contracts	(1,073,469)

Net unrealized appreciation on open futures contracts	$1,722,149	*

Assets
Forward Contracts
Currencies	$506,653
Metals	259,168

Total unrealized appreciation on open forward contracts	765,821

Liabilities
Forward Contracts
Currencies	(476,834)
Metals	(915,795)

Total unrealized depreciation on open forward contracts	(1,392,629)

Net unrealized depreciation on open forward contracts	$(626,808)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Sector	2018			2017
Currencies	$	64,246		$	(219,586)
Energy		(202,013)			(433,060)
Grains		(569,489)			(192,416)
Indices		(1,741,703)			665,387
Interest Rates U.S.		532,804			(110,086)
Interest Rates Non-U.S.		933,235			(248,603)
Livestock		104,528			(28,715)
Metals		(1,266,479)			68,308
Softs		110,598			(4,180)

Total	$	(2,034,273)	***	$	(502,951)	*	**

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$2,795,618	$2,795,618	$-	$-
Forwards	765,821	-	765,821	-

Total Assets	$3,561,439	$2,795,618	$765,821	$-

Liabilities
Futures	$1,073,469	$1,073,469	$-	$-
Forwards	1,392,629	-	1,392,629	-

Total Liabilities	$2,466,098	$1,073,469	$1,392,629	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,027,835	$1,027,835	$-	$-
Forwards	494,616	-	494,616	-

Total Assets	$1,522,451	$1,027,835	$494,616	$-

Liabilities
Futures	$471,939	$471,939	$-	$-
Forwards	325,150	-	325,150	-

Total Liabilities	$797,089	$471,939	$325,150	$-

*

$124,856 of assets and $112,538 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Investment in the Funds:

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge have agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge utilizing up to 1.5 times the leverage normally applied to both programs. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2.0 times the amount of assets allocated.

On January 1, 2018, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and SECOR have agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the leverage applied to the assets of SECOR Alpha Master Fund, L.P.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

On January 12, 2018, approximately 49% of the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permits accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of FORT Contrarian Master. Individual and pooled accounts currently managed by FORT are permitted to be members of FORT Contrarian Master. The Trading Manager and FORT believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The Trading Manager and FORT have agreed that FORT will trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the assets allocated. The amount of leverage may be increased or decreased in the future.

On February 1, 2018, the assets allocated to AE Capital for trading were invested in AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware. AE Capital Master permits accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of AE Capital Master. Individual and pooled accounts currently managed by AE Capital are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2018.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

As of March 31, 2018, the Partnership owned approximately 96.9% of Cambridge Master, 85.2% of SECOR Master, 17.2% of FORT Contrarian Master and 75.1% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2018

	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$37,138,016	$1,512,787	$35,625,229
SECOR Master	34,943,714	164,110	34,779,604
FORT Contrarian Master	153,357,449	554,239	152,803,210
AE Capital Master	24,093,051	143,719	23,949,332

	December 31, 2017

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$336,101,673	$39,096,772	$297,004,901
Aspect Master	31,265,102	16,568,191	14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
Boronia I, LLC	20,339,272	20,339,272	-
Cambridge Master	31,063,463	4,384,639	26,678,824

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$85,288	$2,010,327	$2,095,615
SECOR Master	(50,101)	3,566,528	3,516,427
FORT Contrarian Master	251,234	(4,009,717)	(3,758,483)
AE Capital Master (a)	38,714	(155,473)	(116,759)

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$196,912	$(6,637,913)	$(6,441,001)
Aspect Master	8,991	(803,907)	(794,916)
Graham Master	(319)	325,467	325,148
Boronia I, LLC	(405,785)	(5,325,025)	(5,730,810)
Cambridge Master	19,386	4,721,492	4,740,878

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
									Commodity
Cambridge Master	20.54%	$34,518,495	$1,992,300	$20,846	$15,486	$-	$-	$1,955,968	Portfolio	Monthly
									Commodity
SECOR Master	17.66%	29,676,145	3,128,180	120,541	14,653	-	-	2,992,986	Portfolio	Monthly
									Commodity
FORT Contrarian Master	15.65%	26,296,751	(859,945)	19,261	7,647	-	-	(886,853)	Portfolio	Monthly
									Commodity
AE Capital Master (a)	10.73%	18,020,002	(75,391)	2,521	8,988	-	-	(86,900)	Portfolio	Monthly

Total		$108,511,393	$4,185,144	$163,169	$46,774	$-	$-	$3,975,201

	December 31, 2017		For the three months ended March 31, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
									Commodity
Willowbridge Master	0.00%	$-	$(617,603)	$24,466	$1,688	$-	$-	$(643,757)	Portfolio	Monthly
									Commodity
Aspect Master	0.00%	-	(323,701)	11,057	6,728	-	-	(341,486)	Portfolio	Monthly
									Commodity
Graham Master	0.00%	-	264,416	11,684	10,931	-	-	241,801	Portfolio	Monthly
									Commodity
Boronia I, LLC	0.00%	-	(1,691,489)	84,963	11,032	47,015	-	(1,834,499)	Portfolio	Monthly
									Commodity
Cambridge Master	21.66%	19,891,353	2,233,862	13,665	6,948	-	-	2,213,249	Portfolio	Monthly

Total		$19,891,353	$(134,515)	$145,835	$37,327	$47,015	$-	$(364,692)

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 50.1% to 70.6% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership and/or the Funds from trading in potentially profitable markets or prevent the Partnership and/or the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Partnership’s capital increased 82.9% from $91,851,689 to $168,013,964. This increase was attributable to subscriptions of 85,512.4190 Class A limited partner Redeemable Units totaling $70,601,619, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193, which was partially offset by the redemptions of 7,528.5910 Class A limited partner Redeemable Units totaling $6,256,839, redemptions of 1,371.6544 Class A General Partner Redeemable Units totaling $1,157,560, redemptions of 243.6960 Class D limited partner Redeemable Units totaling $249,355, redemptions of 573.7780 Class Z General Partner Redeemable Units totaling $575,000 and a net loss of $395,569. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 0.3% from $825.63 to $823.24 as compared to a decrease of 1.8% in the same period of 2017. During the Partnership’s first quarter of 2018, the Partnership’s net asset value per Class D Redeemable Unit increased 0.03% from $1,000.00 to $1,000.25. During the Partnership’s first quarter of 2018, the Partnership’s net asset value per Class Z Redeemable Unit increased 0.2% from $1,000.00 to $1,002.13. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $1,818,388. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S and non U.S. interest rates, livestock and softs and were partially offset by losses in grains, metals and indices. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2017 of $754,900. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, U.S and non-U.S. interest rates, livestock and softs and were partially offset by gains in currencies, metals and indices.

During the first quarter, the most notable trading gains were recorded within the currency markets during January from long positions in the Chinese renminbi and Thai baht versus the U.S. dollar amid U.S. dollar weakness. Additional gains were recorded during January and February from positions in U.S. interest rate futures and during March from positions in European fixed income futures. Further gains were achieved from positions in coffee futures throughout the quarter and from positions in crude oil futures during January and March.    A majority of these gains were offset by trading losses recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In metals, losses were experienced during February from long positions in gold futures and during March from long positions in industrial metals as prices reversed lower.

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

The Partnership will receive monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2018 increased by $422,693 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S, Treasury bill discount rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control..

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2018 increased by $54,611 as compared to the corresponding period in 2017. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 increased by $168,560 as compared to the corresponding period in 2017. The increase was primarily due to an increase in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2018 increased by $107,957 as compared to the corresponding period in 2017. The increase was primarily due to an increase in average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $72,134 as compared to the corresponding period in 2017. The decrease was due to a decrease in average management fee rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2018 and 2017 resulted in incentive fees of $645,886 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2018 and December 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2018				December 31, 2017 **
Willowbridge	0%	$	-		29%	$	26,962,568
Aspect	0%	$	-		13%	$	11,523,239
Graham	0%	$	-		12%	$	11,435,791
Boronia	0%	$	-		8%	$	7,077,296
Cambridge	21%	$	34,518,339		22%	$	19,891,352
ISAM	20%	$	34,150,935		16%	$	14,961,443
SECOR	17%	$	29,030,144		0%	$	-
FORT	31%	$	52,294,622	*	0%	$	-
AE Capital	11%	$	18,019,924		0%	$	-

*	Amount includes $26,296,635 allocated to FORT Contrarian Master and $25,997,987 allocated to FORT for direct trading.

**	Amounts presented are prior to the close of business on December 31, 2017.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of ISAM and with respect to a portion of the assets allocated to FORT, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM and FORT directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by ISAM and FORT) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Partnership’s total capitalization was $168,013,964.

	March 31, 2018
Market Sector		Value at Risk	% of Total Capitalization
Commodities		$4,859,939	2.89%
Currencies		32,484,545	19.33
Equity		5,533,493	3.29
Interest Rates		3,095,505	1.84

Total		$45,973,482	27.35%

As of December 31, 2017, the Partnership’s total capitalization was $91,851,689.

	December 31, 2017
Market Sector		Value at Risk	% of Total Capitalization
Commodities		$1,406,570	1.53%
Currencies		7,802,035	8.49
Equity		867,139	0.94
Interest Rates		408,182	0.45

Total		$10,483,926	11.41%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,489,800	4.46%	$10,968,659	$2,125,957	$7,999,788
Energy	983,065	0.59	1,954,791	498,921	1,151,076
Grains	292,437	0.17	907,466	235,238	400,171
Indices	1,117,320	0.67	4,922,389	867,139	2,480,982
Interest Rates U.S.	206,870	0.12	394,893	70,521	306,144
Interest Rates Non-U.S.	1,626,586	0.97	1,688,561	337,661	1,543,423
Livestock	171,050	0.10	226,270	10,890	160,857
Metals	435,193	0.26	2,002,271	390,259	1,127,455
Softs	709,643	0.42	1,200,765	271,262	827,178

Total	$13,031,964	7.76%

*	Average of month-end Values at Risk.

		December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,125,951	2.31%	$2,950,801	$1,528,441	$2,279,708
Energy	498,921	0.54	498,921	114,444	280,519
Grains	235,238	0.26	278,496	50,854	191,918
Indices	867,139	0.94	1,468,706	644,296	944,528
Interest Rates U.S.	70,521	0.08	140,327	3,048	49,165
Interest Rates Non-U.S.	337,661	0.37	496,244	202,785	350,141
Livestock	10,890	0.01	120,560	5,130	41,182
Metals	390,259	0.42	659,839	197,783	370,572
Softs	271,262	0.30	298,410	119,373	231,205

Total	$4,807,842	5.23%

*	Annual average of month-end Values at Risk.

As of March 31, 2018, Cambridge Master’s total capitalization was $35,625,229. The Partnership owned approximately 96.9% of Cambridge Master. As of March 31, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$21,499,116	60.35%	$30,767,671	$3,976,149	$15,757,651

Total	$21,499,116	60.35%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Cambridge Master’s total capitalization was $30,318,252. The Partnership owned approximately 65.9% of Cambridge Master. As of December 31, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

		December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

*	Annual average of month-end Values at Risk.

As of March 31, 2018, SECOR Master’s total capitalization was $34,779,604. The Partnership owned approximately 85.2% of SECOR Master. As of March 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,712,289	13.55%	$6,257,227	$3,047,540	$4,477,555
Energy	191,330	0.55	374,678	149,386	249,692
Grains	365,415	1.05	399,235	153,069	363,233
Indices	4,409,043	12.68	4,557,446	2,219,184	3,790,696
Interest Rates U.S.	100,375	0.29	399,409	17,135	106,631
Interest Rates Non-U.S.	798,965	2.30	1,041,706	484,834	868,873
Livestock	158,554	0.46	276,320	103,733	182,651
Metals	1,350,016	3.88	1,365,729	617,688	1,129,653
Softs	474,608	1.36	720,287	426,206	546,198

Total	$12,560,595	36.12%

*	Average of month-end Values at Risk.

As of March 31, 2018, FORT Contrarian Master’s total capitalization was $152,803,210. The Partnership owned approximately 17.2% of FORT Contrarian Master. As of March 31, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT for trading) was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$823,860	0.54%	$1,392,462	$-	$643,328
Energy	480,733	0.31	886,072	-	413,074
Indices	3,835,279	2.51	4,965,504	-	2,617,562
Interest Rates U.S.	105,724	0.07	589,540	-	166,581
Interest Rates Non-U.S.	2,776,899	1.82	3,167,593	-	1,835,022
Metals	127,039	0.08	144,793	-	70,019

Total	$8,149,534	5.33%

*	Average of month-end Values at Risk.

As of March 31, 2018, AE Capital Master’s total capitalization was $23,949,332. The Partnership owned approximately 75.1% of AE Capital Master. As of March 31, 2018, AE Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading) was as follows:

		March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,360	0.03%	$323,814	$-	$2,453

Total	$7,360	0.03%

*	Average of month-end Values at Risk.

As of December 31, 2017, the Partnership has fully redeemed its investment in Willowbridge Master, Aspect Master, Graham Master and Boronia I, LLC.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were subscriptions of 85,512.4190 Class A limited partner Redeemable Units totaling $70,601,619, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures contracts, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	2,627.4770	$843.92	243.6960	$1,023.22	N/A	N/A
February 1, 2018 - February 28, 2018	2,810.9230	$824.90	N/A	N/A	N/A	N/A
March 1, 2018 - March 31, 2018	2,090.1910	$823.24	N/A	N/A	N/A	N/A
	7,528.5910	$831.08	243.6960	$1,023.22

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.