Form 10-Q
period 2018-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2018-08-09
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes         No X

As of July 31, 2018, 177,102.5428 Limited Partnership Class A Redeemable Units were outstanding, 11,206.0570 Limited Partnership Class D Redeemable Units were outstanding and 242.6350 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:

Investment in the Fund(s)(1), at fair value	$104,763,736	$19,891,353

Redemptions receivable from the Fund(s)	1,225,557	59,705,564

Equity in trading account:
Unrestricted cash	44,527,402	9,691,004
Restricted cash	10,347,083	4,861,056
Net unrealized appreciation on open futures contracts	2,000,665	555,896
Net unrealized appreciation on open forward contracts	-	169,466

Total equity in trading account	56,875,150	15,277,422

Cash at bank	-	436
Interest receivable	72,823	11,196

Total assets	$162,937,266	$94,885,971

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$436,292	$-
Accrued expenses:
Ongoing selling agent fees	255,655	158,143
Management fees	144,277	105,419
Incentive fees	847,024	-
General Partner fees	135,037	78,753
Professional fees	200,566	224,186
Redemptions payable to Limited Partners	2,519,415	2,467,781

Total liabilities	4,538,266	3,034,282

Partners’ Capital:
General Partner, Class A, 0.0000 and 1,371.6544 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	-	1,132,474
General Partner, Class Z, 1,844.4570 and 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	1,830,076	-
Limited Partners, Class A, 179,105.2348 and 109,879.1528 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	145,251,370	90,719,215
Limited Partners, Class D, 11,206.0570 and 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	11,076,811	-
Limited Partners, Class Z, 242.6350 and 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	240,743	-

Total partners’ capital (net asset value)	158,399,000	91,851,689

Total liabilities and partners’ capital	$162,937,266	$94,885,971

Net asset value per Redeemable Unit:
Class A	$810.98	$825.63

Class D	$988.47	$-

Class Z	$992.20	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	20	$1,084	0.00	% *
Energy	328	1,051,788	0.66
Grains	26	(6,584)	(0.01)
Indices	260	(174,757)	(0.11)
Interest Rates U.S.	119	75,992	0.05
Interest Rates Non-U.S.	2,128	539,054	0.34
Softs	56	(37,545)	(0.02)

Total futures contracts purchased		1,449,032	0.91

Futures Contracts Sold
Currencies	118	18,026	0.01
Energy	15	(19,891)	(0.01)
Grains	394	238,196	0.15
Indices	291	(45,984)	(0.03)
Interest Rates U.S.	98	(5,906)	(0.00)	*
Interest Rates Non-U.S.	143	51,737	0.03
Livestock	64	(28,040)	(0.02)
Metals	151	174,712	0.11
Softs	260	168,783	0.11

Total futures contracts sold		551,633	0.35

Net unrealized appreciation on open futures contracts		$2,000,665	1.26%

Unrealized Appreciation on Open Forward Contracts
Currencies	$50,145,729	$656,324	0.41%
Metals	34	42,066	0.03

Total unrealized appreciation on open forward contracts		698,390	0.44

Unrealized Depreciation on Open Forward Contracts
Currencies	$46,282,557	(715,661)	(0.45)
Metals	90	(419,021)	(0.27)

Total unrealized depreciation on open forward contracts		(1,134,682)	(0.72)

Net unrealized depreciation on open forward contracts		$(436,292)	(0.28)%

Investment in the Funds		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$30,403,057	19.19%
SECOR Master Fund L.P.		30,574,035	19.30
CMF FORT Contrarian Master Fund LLC		26,607,339	16.80
CMF AE Capital Master Fund LLC		17,179,305	10.85

Total investment in the Funds		$104,763,736	66.14%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	24	$15,666	0.02%
Energy	152	368,725	0.40
Indices	563	82,109	0.09
Interest Rates U.S.	3	(695)	(0.00	) *
Interest Rates Non-U.S.	412	(178,430)	(0.19)
Metals	59	105,520	0.11
Softs	14	33,505	0.04

Total futures contracts purchased		426,400	0.47

Futures Contracts Sold
Currencies	8	1,744	0.01
Energy	59	8,620	0.01
Grains	321	95,465	0.10
Indices	67	19,761	0.02
Interest Rates U.S.	96	45,937	0.05
Interest Rates Non-U.S.	212	45,621	0.05
Livestock	7	(7,560)	(0.01)
Metals	22	(71,630)	(0.08)
Softs	160	(8,462)	(0.01)

Total futures contracts sold		129,496	0.14

Net unrealized appreciation on open futures contracts		$555,896	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$20,385,406	$283,891	0.31%
Metals	56	210,725	0.22

Total unrealized appreciation on open forward contracts		494,616	0.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$18,588,158	(167,812)	(0.18)
Metals	30	(157,338)	(0.17)

Total unrealized depreciation on open forward contracts		(325,150)	(0.35)

Net unrealized appreciation on open forward contracts		$169,466	0.18%

Investment in the Fund		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$19,891,353	21.66%

Total investment in the Fund		$19,891,353	21.66%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$231,086	$23,982	$455,656	$40,908
Interest income allocated from the Funds	399,586	150,852	732,069	268,286

Total investment income	630,672	174,834	1,187,725	309,194

Expenses:
Expenses allocated from the Funds	227,619	224,364	437,562	454,541
Clearing fees related to direct investments	44,633	19,808	119,703	40,267
Ongoing selling agent fees	773,928	600,508	1,603,768	1,261,788
General Partner fees	408,410	299,001	845,810	628,444
Management fees	435,765	417,356	873,289	879,999
Incentive fees	201,138	-	847,024	-
Professional fees	213,513	128,268	348,860	260,730

Total expenses	2,305,006	1,689,305	5,076,016	3,525,769

Net investment loss	(1,674,334)	(1,514,471)	(3,888,291)	(3,216,575)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(2,284,702)	(199,807)	(4,672,788)	(258,985)
Net realized gains (losses) on closed contracts allocated from the Funds	87,680	(110,086)	1,286,294	(366,594)
Net change in unrealized gains (losses) on open contracts	471,107	(417,930)	824,920	(861,703)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	913,626	(699,306)	3,567,673	(694,747)

Total trading results	(812,289)	(1,427,129)	1,006,099	(2,182,029)

Net income (loss)	$(2,486,623)	$(2,941,600)	$(2,882,192)	$(5,398,604)

Net income (loss) per Redeemable Unit*:
Class A	$(12.26)	$(21.63)	$(14.65)	$(37.88)

Class D	$(11.78)	$-	$(11.53)	$-

Class Z	$(9.93)	$-	$(7.80)	$-

Weighted average Redeemable Units outstanding:
Class A	184,953.5285	138,843.6852	189,056.8464	144,627.8827

Class D	11,263.4550	-	11,304.0710	-

Class Z	2,087.0920	-	2,185.6727	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,601,619	85,512.4190	11,507,151	11,507.1510	242,635	242.6350	82,351,405	97,262.2050
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(13,328,444)	(16,286.3370)	(306,091)	(301.0940)	-	-	(13,634,535)	(16,587.4310)
Net income (loss)	(2,715,934)	-	(124,249)	-	(42,009)	-	(2,882,192)	-

Partners’ Capital, June 30, 2018	$145,251,370	179,105.2348	$11,076,811	11,206.0570	$2,070,819	2,087.0920	$158,399,000	192,398.3838

Partners’ Capital, December 31, 2016	$136,664,864	154,276.8162	$-	-	$-	-	$136,664,864	154,276.8162
Subscriptions - Limited Partners	33,000	37.2530	-	-	-	-	33,000	37.2530
Redemptions - General Partner	(270,000)	(318.4110)	-	-	-	-	(270,000)	(318.4110)
Redemptions - Limited Partners	(20,879,776)	(24,096.1210)	-	-	-	-	(20,879,776)	(24,096.1210)
Net income (loss)	(5,398,604)	-	-	-	-	-	(5,398,604)	-

Partners’ Capital, June 30, 2017	$110,149,484	129,899.5372	$-	-	$-	-	$110,149,484	129,899.5372

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

As of June 30, 2018, all trading decisions were made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”), International Standard Asset Management (“ISAM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, Willowbridge, Aspect, Graham and Boronia. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Wealth Management. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. The Partnership will pay Harbor an ongoing selling agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per unit for certain holders of Class D Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $10,347,083 and $4,861,056, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(262,330) (proceeds of $264,000) and $1,279,677 (cost of $1,263,916) as of June 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Three Months Ended	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(3.72)	$(4.45)	$(4.44)	$(10.72)	$4.73	$5.74	$5.15	$(15.64)
Net investment loss	(8.54)	(7.33)	(5.49)	(10.91)	(19.38)	(17.27)	(12.95)	(22.24)

Increase (decrease) for the period	(12.26)	(11.78)	(9.93)	(21.63)	(14.65)	(11.53)	(7.80)	(37.88)
Net asset value per Redeemable Unit, beginning of period	823.24	1,000.25	1,002.13	869.59	825.63	1,000.00	1,000.00	885.84

Net asset value per Redeemable Unit, end of period	$810.98	$988.47	$992.20	$847.96	$810.98	$988.47	$992.20	$847.96

	Three Months Ended			Three Months Ended	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(3.9)%	(2.6)%	(1.8)%	(5.2)%	(4.3)%	(3.0)%	(2.2)%	(5.2)%

Operating expenses	5.3%	4.0%	3.3%	5.8%	5.2%	3.9%	3.1%	5.7%
Incentive fees	0.1%	0.1%	0.1%	-%	0.5%	0.5%	0.5%	-%

Total expenses	5.4%	4.1%	3.4%	5.8%	5.7%	4.4%	3.6%	5.7%

Total return:
Total return before incentive fees	(1.4)%	(1.1)%	(0.9)%	(2.5)%	(1.3)%	(0.7)%	(0.3)%	(4.3)%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	-%	(0.5)%	(0.5)%	(0.5)%	-%

Total return after incentive fees	(1.5)%	(1.2)%	(1.0)%	(2.5)%	(1.8)%	(1.2)%	(0.8)%	(4.3)%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 5,225 and 2,154, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 6,144 and 2,045, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 297 and 86, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 357 and 102, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were $165,760,163 and $63,053,954, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were $176,261,747 and $57,610,088, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2018 and December 31, 2017, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,657,227	$(656,562)	$2,000,665	$-	$-	$2,000,665
Forwards	698,390	(698,390)	-	-	-	-

Total assets	$3,355,617	$(1,354,952)	$2,000,665	$-	$-	$2,000,665

Liabilities
Futures	$(656,562)	$656,562	$-	$-	$-	$-
Forwards	(1,134,682)	698,390	(436,292)	-	-	(436,292)

Total liabilities	$(1,791,244)	$1,354,952	$(436,292)	$-	$-	$(436,292)

Net fair value						$1,564,373	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,027,835	$(471,939)	$555,896	$-	$-	$555,896
Forwards	494,616	(325,150)	169,466	-	-	169,466

Total assets	$1,522,451	$(797,089)	$725,362	$-	$-	$725,362

Liabilities
Futures	$(471,939)	$471,939	$-	$-	$-	$-
Forwards	(325,150)	325,150	-	-	-	-

Total liabilities	$(797,089)	$797,089	$-	$-	$-	$-

Net fair value						$725,362	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30,
	2018
Assets
Futures Contracts
Currencies	$60,417
Energy	1,100,308
Grains	275,103
Indices	61,755
Interest Rates U.S.	82,992
Interest Rates Non-U.S.	638,419
Livestock	46,690
Metals	182,403
Softs	209,140

Total unrealized appreciation on open futures contracts	2,657,227

Liabilities
Futures Contracts
Currencies	(41,307)
Energy	(68,411)
Grains	(43,491)
Indices	(282,496)
Interest Rates U.S.	(12,906)
Interest Rates Non-U.S.	(47,628)
Livestock	(74,730)
Metals	(7,691)
Softs	(77,902)

Total unrealized depreciation on open futures contracts	(656,562)

Net unrealized appreciation on open futures contracts	$2,000,665	*

Assets
Forward Contracts
Currencies	$656,324
Metals	42,066

Total unrealized appreciation on open forward contracts	698,390

Liabilities
Forward Contracts
Currencies	(715,661)
Metals	(419,021)

Total unrealized depreciation on open forward contracts	(1,134,682)

Net unrealized depreciation on open forward contracts	$(436,292)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2018		2017		2018		2017
Currencies	$(976,090)		$(189,115)		$(911,844)		$(408,701)
Energy	1,548,473		(253,161)		1,346,460		(686,221)
Grains	(289,059)		(329,176)		(858,548)		(521,592)
Indices	(360,124)		437,063		(2,101,827)		1,102,450
Interest Rates U.S.	(125,883)		(38,609)		406,921		(148,695)
Interest Rates Non-U.S.	(996,857)		(240,907)		(63,622)		(489,510)
Livestock	(113,012)		72,028		(8,484)		43,313
Metals	(602,350)		(260,818)		(1,868,829)		(192,510)
Softs	101,307		184,958		211,905		180,778

Total	$(1,813,595)	***	$(617,737)	***	$(3,847,868)	***	$(1,120,688)	***

*** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,657,227	$2,657,227	$-	$-
Forwards	698,390	-	698,390	-

Total Assets	$3,355,617	$2,657,227	$698,390	$-

Liabilities
Futures	$656,562	$656,562	$-	$-
Forwards	1,134,682	-	1,134,682	-

Total Liabilities	$1,791,244	$656,562	$1,134,682	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,027,835	$1,027,835	$-	$-
Forwards	494,616	-	494,616	-

Total Assets	$1,522,451	$1,027,835	$494,616	$-

Liabilities
Futures	$471,939	$471,939	$-	$-
Forwards	325,150	-	325,150	-

Total Liabilities	$797,089	$471,939	$325,150	$-

*

$124,856 of assets and $112,538 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2018.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2018, the Partnership owned approximately 94.2% of Cambridge Master, 77.2% of SECOR Master, 15.9% of FORT Contrarian Master and 70.0% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2018

	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$33,813,915	$1,536,570	$32,277,345
SECOR Master	39,771,962	186,684	39,585,278
FORT Contrarian Master	167,232,889	612,283	166,620,606
AE Capital Master	24,711,030	213,820	24,497,210

	December 31, 2017

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$336,101,673	$39,096,772	$297,004,901
Aspect Master	31,265,102	16,568,191	14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
Boronia I, LLC	20,339,272	20,339,272	-
Cambridge Master	31,063,463	4,384,639	26,678,824

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Cambridge Master	$99,367	$(517,681)	$(418,314)
SECOR Master	(47,605)	1,685,965	1,638,360
FORT Contrarian Master	482,012	4,767,045	5,249,057
AE Capital Master	50,825	(658,284)	(607,459)

	For the six months ended June 30, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Cambridge Master	$184,655	$1,492,646	$1,677,301
SECOR Master	(97,706)	5,252,493	5,154,787
FORT Contrarian Master	733,246	757,328	1,490,574
AE Capital Master (a)	89,539	(813,757)	(724,218)

	For the three months ended June 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$375,645	$3,267,721	$3,643,366
Aspect Master	23,666	(1,848,627)	(1,824,961)
Graham Master	7,285	(1,174,536)	(1,167,251)
Boronia I, LLC	(372,467)	290,771	(81,696)
Cambridge Master	44,132	937,924	982,056

	For the six months ended June 30, 2017
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Willowbridge Master	$572,557	$(3,370,192)	$(2,797,635)
Aspect Master	32,657	(2,652,534)	(2,619,877)
Graham Master	6,966	(849,069)	(842,103)
Boronia I, LLC	(778,252)	(5,034,254)	(5,812,506)
Cambridge Master	63,518	5,659,416	5,722,934

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Cambridge Master	19.19%	$30,403,057	$(456,342)	$21,434	$15,103	$-	$-	$(492,879)	Commodity Portfolio	Monthly
SECOR Master	19.30%	30,574,035	1,366,157	117,389	13,460	-	-	1,235,308	Commodity Portfolio	Monthly
FORT Contrarian Master	16.80%	26,607,339	881,224	21,500	2,795	-	-	856,929	Commodity Portfolio	Monthly
AE Capital Master	10.85%	17,179,305	(390,147)	23,531	12,407	-	-	(426,085)	Commodity Portfolio	Monthly

Total		$104,763,736	$1,400,892	$183,854	$43,765	$-	$-	$1,173,273

	June 30, 2018		For the six months ended June 30, 2018
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Cambridge Master	19.19%	$30,403,057	$1,535,958	$42,280	$30,589	$-	$-	$1,463,089	Commodity Portfolio	Monthly
SECOR Master	19.30%	30,574,035	4,494,337	237,930	28,113	-	-	4,228,294	Commodity Portfolio	Monthly
FORT Contrarian Master	16.80%	26,607,339	21,279	40,761	10,442	-	-	(29,924)	Commodity Portfolio	Monthly
AE Capital Master (a)	10.85%	17,179,305	(465,538)	26,052	21,395	-	-	(512,985)	Commodity Portfolio	Monthly

Total		$104,763,736	$5,586,036	$347,023	$90,539	$-	$-	$5,148,474

	December 31, 2017		For the three months ended June 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	0.00%	$-	$315,466	$25,153	$1,607	$-	$-	$288,706	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	(769,572)	11,817	6,822	-	-	(788,211)	Commodity Portfolio	Monthly
Graham Master	0.00%	-	(790,045)	10,528	10,793	-	-	(811,366)	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	102,751	91,218	9,754	41,522	-	(39,743)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	482,860	7,909	7,241	-	-	467,710	Commodity Portfolio	Monthly

Total		$19,891,353	$(658,540)	$146,625	$36,217	$41,522	$-	$(882,904)

	December 31, 2017		For the six months ended June 30, 2017
	% of			Expenses				Net
	Partners’	Fair	Income	Clearing	Professional	Management	Incentive	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	Fee	Fee	(Loss)	Objective	Permitted
Willowbridge Master	0.00%	$-	$(302,137)	$49,619	$3,295	$-	$-	$(355,051)	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	(1,093,273)	22,874	13,550	-	-	(1,129,697)	Commodity Portfolio	Monthly
Graham Master	0.00%	-	(525,629)	22,212	21,724	-	-	(569,565)	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	(1,588,738)	176,181	20,786	88,537	-	(1,874,242)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	2,716,722	21,574	14,189	-	-	2,680,959	Commodity Portfolio	Monthly

Total		$19,891,353	$(793,055)	$292,460	$73,544	$88,537	$-	$(1,247,596)

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 52.2% to 72.8% of the Partnership’s/Funds’ contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

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

For the six months ended June 30, 2018, the Partnership’s capital increased 72.5% from $91,851,689 to $158,399,000. This increase was attributable to subscriptions of 85,512.4190 Class A limited partner Redeemable Units totaling $70,601,619, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193, which was partially offset by the redemptions of 16,286.3370 Class A limited partner Redeemable Units totaling $13,328,444, redemptions of 1,371.6544 Class A General Partner Redeemable Units totaling $1,157,560, redemptions of 301.0940 Class D limited partner Redeemable Units totaling $306,091, redemptions of 573.7780 Class Z General Partner Redeemable Units totaling $575,000 and a net loss of $2,882,192. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.5% from $823.24 to $810.98 as compared to a decrease of 2.5% in the same period of 2017. During the Partnership’s second quarter of 2018, the Partnership’s net asset value per Class D Redeemable Unit decreased 1.2% from $1,000.25 to $988.47. During the Partnership’s second quarter of 2018, the Partnership’s net asset value per Class Z Redeemable Unit decreased 1.0% from $1,002.13 to $992.20. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $812,289. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $1,427,129. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non-U.S. interest rates and metals, and were partially offset by gains in indices, livestock and softs.

The most significant losses were incurred within the currency sector during April from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied on strong first quarter economic figures. Additional losses within the currencies during April were experienced from positions in the Canadian dollar and Indian rupee. During April, losses were also recorded within the metals markets from short positions in aluminum futures as prices surged following the announcement of potential sanctions on Russian exports. Further losses were incurred within the global fixed income sector from positions in European fixed income futures during April and U.S. bond futures during May amid growing geopolitical turmoil. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the energy sector during April and May from long positions in crude oil and its refined products as tightening global supplies pushed energy prices higher. Additional gains were recorded within the agricultural complex during April and June.

During the Partnership’s six months ended June 30, 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.8% from $825.63 to $810.98 as compared to a decrease of 4.3% in the same period of 2017. During the Partnership’s six months ended June 30, 2018, the Partnership’s net asset value per Class D Redeemable Unit decreased 1.2% from $1,000.00 to $988.47. During the Partnership’s six months ended June 30, 2018, the Partnership’s net asset value per Class Z Redeemable Unit decreased 0.8% from $1,000.00 to $992.20. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $1,006,099. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S and non-U.S. interest rates, livestock and softs and were partially offset by losses in grains, metals and indices. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $2,182,029. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non-U.S. interest rates and metals, and were partially offset by gains in indices, livestock and softs.

The most notable losses were recorded during April within the metals markets from short positions in aluminum futures as prices surged following the announcement of potential sanctions on Russian exports. Additional metals losses were experienced during February and March from positions in gold and zinc futures. Within the global stock index sector, losses were recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March and June. The Partnership’s overall trading losses for the first six months of the year were offset by trading gains recorded within the energy sector during March, April, and May from long positions in crude oil and its refined products as prices advanced. Additional gains were recorded during January and February from positions in U.S. interest rate futures and during March from positions in European fixed income futures. During January, gains within the currency sector were largely recorded as the U.S. dollar weakened. Gains within the currency sector were also recorded during June as the U.S. dollar strengthened. In the agricultural sector, gains were achieved from futures positions in cocoa during April and cotton during May.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2018 increased by $455,838 and $878,531, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher average daily equity and higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2018 increased by $24,825 and $79,436, respectively, as compared to the corresponding periods in 2017. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 increased by $173,420 and $341,980, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 increased by $109,409 and $217,366, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees except fees that were payable to Boronia (prior to its termination of Boronia I, LLC on December 31, 2017) are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC and were affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2018 decreased by $23,113 and $95,247, respectively, as compared to the corresponding periods in 2017. The decrease was due to a decrease in average management fee rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $201,138 and $847,024, respectively. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2018 and March 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2018			March 31, 2018
Cambridge	19%	$ 30,402,812		21%	$ 34,518,339
SECOR	19%	$ 29,726,895		17%	$ 29,030,144
FORT	32%	$ 50,183,182	*	31%	$ 52,294,622	**
AE Capital	11%	$ 17,179,228		11%	$ 18,019,924
ISAM	19%	$ 30,906,883		20%	$ 34,150,935

*	Amount includes $26,607,224 allocated to FORT Contrarian Master and $23,575,958 allocated to FORT for direct trading.

**	Amount includes $26,296,635 allocated to FORT Contrarian Master and $25,997,987 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the Partnership’s total capitalization was $158,399,000.

June 30, 2018

		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$4,700,406	2.96%
Currencies	21,819,016	13.77
Equity	5,745,739	3.63
Interest Rates	2,600,100	1.65

Total	$34,865,261	22.01%

As of December 31, 2017, the Partnership’s total capitalization was $91,851,689. December 31, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Commodities	$1,406,570	1.53%
Currencies	7,802,035	8.49
Equity	867,139	0.94
Interest Rates	408,182	0.45

Total	$10,483,926	11.41%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,011,609	3.16%	$8,335,786	$4,816,078	$6,531,413
Energy	798,202	0.50	1,043,717	721,158	906,990
Grains	419,631	0.26	419,631	189,581	313,198
Indices	1,069,539	0.68	2,124,932	808,208	1,387,830
Interest Rates U.S.	223,766	0.14	293,355	171,043	234,510
Interest Rates Non-U.S.	1,260,283	0.80	1,718,201	1,058,515	1,394,020
Livestock	93,390	0.06	210,760	93,390	158,107
Metals	612,616	0.39	678,752	350,990	548,423
Softs	482,359	0.30	806,834	482,359	641,597

Total	$9,971,395	6.29%

*	Average of month-end Values at Risk.

December 31, 2017

			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,125,951	2.31%	$2,950,801	$1,528,441	$2,279,708
Energy	498,921	0.54	498,921	114,444	280,519
Grains	235,238	0.26	278,496	50,854	191,918
Indices	867,139	0.94	1,468,706	644,296	944,528
Interest Rates U.S.	70,521	0.08	140,327	3,048	49,165
Interest Rates Non-U.S.	337,661	0.37	496,244	202,785	350,141
Livestock	10,890	0.01	120,560	5,130	41,182
Metals	390,259	0.42	659,839	197,783	370,572
Softs	271,262	0.30	298,410	119,373	231,205

Total	$4,807,842	5.23%

*	Annual average of month-end Values at Risk.

As of June 30, 2018, Cambridge Master’s total capitalization was $32,277,345. The Partnership owned approximately 94.2% of Cambridge Master. As of June 30, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$15,327,893	47.49%	$25,625,946	$8,893,418	$14,057,357

Total	$15,327,893	47.49%

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

As of June 30, 2018, SECOR Master’s total capitalization was $39,585,278. The Partnership owned approximately 77.2% of SECOR Master. As of June 30, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

June 30, 2018
			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,758,043	6.97%	$6,015,931	$1,094,272	$2,178,701
Energy	487,691	1.23	487,691	105,559	309,268
Grains	632,759	1.60	632,759	236,359	441,821
Indices	5,057,384	12.78	6,674,279	2,984,907	4,791,661
Interest Rates U.S.	40,803	0.10	369,820	38,122	79,891
Interest Rates Non-U.S.	611,444	1.54	1,019,845	590,888	759,599
Livestock	513,700	1.30	513,700	172,816	453,603
Metals	712,511	1.80	1,372,159	712,511	871,263
Softs	511,968	1.29	633,498	388,166	511,998

Total	$11,326,303	28.61%

*	Average of month-end Values at Risk.

As of June 30, 2018, FORT Contrarian Master’s total capitalization was $166,620,606. The Partnership owned approximately 15.9% of FORT Contrarian Master. As of June 30, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,505,176	0.90%	$1,799,886	$500,354	$1,249,805
Energy	413,861	0.25	967,522	247,315	582,075
Indices	4,854,716	2.91	6,238,106	3,005,779	5,039,274
Interest Rates U.S.	537,662	0.32	1,225,323	75,563	509,535
Interest Rates Non-U.S.	3,314,641	1.99	3,704,423	1,521,862	2,641,704
Metals	135,493	0.08	152,125	33,545	121,840

Total	$10,761,549	6.45%

*	Average of month-end Values at Risk.

As of June 30, 2018, AE Capital Master’s total capitalization was $24,497,210. The Partnership owned approximately 70.0% of AE Capital Master. As of June 30, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading.)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were no additional subscriptions for Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

(d) Maximum
					(c) Total	Number (or
					Number of	Approximate
					Redeemable	Dollar Value)
					Units	of Redeemable
	Class A	Class A	Class D	Class D	Purchased	Units that
	(a) Total	(b) Average	(a) Total	(b) Average	as Part of	May Yet Be
	Number of	Price Paid	Number of	Price Paid	Publicly	Purchased
	Redeemable	per	Redeemable	per	Announced	Under the
	Units	Redeemable	Units	Redeemable	Plans or	Plans or
Period	Purchased*	Unit**	Purchased*	Unit**	Programs	Programs
April 1, 2018 - April 30, 2018	3,007.2800	$808.28	N/A	N/A	N/A	N/A
May 1, 2018 - May 31, 2018	2,713.7970	$802.64	N/A	N/A	N/A	N/A
June 1, 2018 - June 30, 2018	3,036.6690	$810.98	57.3980	$988.47	N/A	N/A
	8,757.7460	$807.47	57.3980	$988.47

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.