Form 10-Q
period 2018-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2018-11-08
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes        No X

As of October 31, 2018, 168,300.1868 Limited Partnership Class A Redeemable Units were outstanding, 9,868.3670 Limited Partnership Class D Redeemable Units were outstanding and 231.6350 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Fund(s)(1), at fair value	$95,261,529	$19,891,353
Redemptions receivable from the Fund(s)	3,441,259	59,705,564

Equity in trading account:
Unrestricted cash	39,354,722	9,691,004
Restricted cash	10,934,418	4,861,056
Net unrealized appreciation on open futures contracts	2,081,744	555,896
Net unrealized appreciation on open forward contracts	-	169,466

Total equity in trading account	52,370,884	15,277,422

Cash at bank	-	436
Interest receivable	76,659	11,196

Total assets	$151,150,331	$94,885,971

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$507,525	$-
Accrued expenses:
Ongoing selling agent fees	237,230	158,143
Management fees	134,550	105,419
Incentive fees	447,151	-
General Partner fees	125,217	78,753
Professional fees	144,823	224,186
Redemptions payable to Limited Partners	3,079,385	2,467,781

Total liabilities	4,675,881	3,034,282

Partners’ Capital:
General Partner, Class A, 0.0000 and 1,371.6544 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	-	1,132,474
General Partner, Class Z, 1,844.4570 and 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	1,785,456	-
Limited Partners, Class A, 171,324.3918 and 109,879.1528 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	134,872,626	90,719,215
Limited Partners, Class D, 9,965.3660 and 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	9,592,143	-
Limited Partners, Class Z, 231.6350 and 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	224,225	-

Total partners’ capital (net asset value)	146,474,450	91,851,689

Total liabilities and partners’ capital	$151,150,331	$94,885,971

Net asset value per Redeemable Unit:
Class A	$787.24	$825.63

Class D	$962.55	$-

Class Z	$968.01	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	45	$(61,049)	(0.04)%
Energy	299	1,015,237	0.69
Grains	42	26,156	0.02
Indices	483	94,784	0.06
Interest Rates U.S.	17	(14,430)	(0.01)
Interest Rates Non-U.S.	1,074	(180,574)	(0.12)
Livestock	20	12,180	0.01
Metals	59	41,800	0.03

Total futures contracts purchased		934,104	0.64

Futures Contracts Sold
Currencies	99	97,466	0.07
Energy	19	8,619	0.01
Grains	478	270,439	0.18
Indices	227	27,308	0.02
Interest Rates U.S.	244	104,938	0.07
Interest Rates Non-U.S.	686	100,587	0.07
Livestock	20	(57,350)	(0.04)
Metals	133	106,869	0.07
Softs	406	488,764	0.33

Total futures contracts sold		1,147,640	0.78

Net unrealized appreciation on open futures contracts		$2,081,744	1.42%

Unrealized Appreciation on Open Forward Contracts
Currencies	$47,183,349	$520,121	0.35%
Metals	30	68,598	0.05

Total unrealized appreciation on open forward contracts		588,719	0.40

Unrealized Depreciation on Open Forward Contracts
Currencies	$59,605,940	(968,904)	(0.66)
Metals	66	(127,340)	(0.09)

Total unrealized depreciation on open forward contracts		(1,096,244)	(0.75)

Net unrealized depreciation on open forward contracts		$(507,525)	(0.35)%

Investment in the Funds		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$25,381,518	17.33%
SECOR Master Fund L.P.		29,082,542	19.86
CMF FORT Contrarian Master Fund LLC		24,240,681	16.55
CMF AE Capital Master Fund LLC		16,556,788	11.30

Total investment in the Funds		$95,261,529	65.04%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$238,313	$27,829	$693,969	$68,737
Interest income allocated from the Funds	436,469	167,418	1,168,538	435,704

Total investment income	674,782	195,247	1,862,507	504,441

Expenses:
Expenses allocated from the Funds	216,811	230,484	654,373	685,025
Clearing fees related to direct investments	41,297	19,066	161,000	59,333
Ongoing selling agent fees	734,191	529,987	2,337,959	1,791,775
General Partner fees	388,045	263,749	1,233,855	892,193
Management fees	416,095	366,332	1,289,384	1,246,331
Incentive fees	(399,873)	-	447,151	-
Professional fees	210,682	123,491	559,542	384,221

Total expenses	1,607,248	1,533,109	6,683,264	5,058,878

Net investment loss	(932,466)	(1,337,862)	(4,820,757)	(4,554,437)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	1,117,851	(548,179)	(3,554,937)	(807,164)
Net realized gains (losses) on closed contracts allocated from the Funds	(264,089)	(2,503,280)	1,022,205	(2,869,874)
Net change in unrealized gains (losses) on open contracts	8,774	670,109	833,694	(191,594)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(4,411,749)	(527,538)	(844,076)	(1,222,285)

Total trading results	(3,549,213)	(2,908,888)	(2,543,114)	(5,090,917)

Net income (loss)	$(4,481,679)	$(4,246,750)	$(7,363,871)	$(9,645,354)

Net income (loss) per Redeemable Unit*:
Class A	$(23.74)	$(33.64)	$(38.39)	$(71.52)

Class D	$(25.92)	$-	$(37.45)	$-

Class Z	$(24.19)	$-	$(31.99)	$-

Weighted average Redeemable Units outstanding:
Class A	176,981.7538	127,096.2982	185,031.8155	138,784.0212

Class D	10,924.7167	-	11,177.6196	-

Class Z	2,087.0920	-	2,152.8124	-

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,614,119	85,527.8080	11,507,151	11,507.1510	242,635	242.6350	82,363,905	97,277.5940
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(19,553,990)	(24,082.5690)	(1,525,268)	(1,541.7850)	(10,648)	(11.0000)	(21,089,906)	(25,635.3540)
Net income (loss)	(6,881,632)	-	(389,740)	-	(92,499)	-	(7,363,871)	-

Partners’ Capital, September 30, 2018	$134,872,626	171,324.3918	$9,592,143	9,965.3660	$2,009,681	2,076.0920	$146,474,450	183,365.8498

Partners’ Capital, December 31, 2016	$136,664,864	154,276.8162	$-	-	$-	-	$136,664,864	154,276.8162
Subscriptions - Limited Partners	33,000	37.2530	-	-	-	-	33,000	37.2530
Redemptions - General Partner	(270,000)	(318.4110)	-	-	-	-	(270,000)	(318.4110)
Redemptions - Limited Partners	(28,866,222)	(33,753.2070)	-	-	-	-	(28,866,222)	(33,753.2070)
Net income (loss)	(9,645,354)	-	-	-	-	-	(9,645,354)	-

Partners’ Capital, September 30, 2017	$97,916,288	120,242.4512	$-	-	$-	-	$97,916,288	120,242.4512

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

As of September 30, 2018, all trading decisions were made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”), International Standard Asset Management (“ISAM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, Willowbridge, Aspect, Graham and Boronia. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Wealth Management. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

ISAM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM’s Systematic Trend Programme. Effective January 19, 2018, FORT directly trades approximately 51% of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master and Boronia I, LLC. The Partnership also entered into a futures brokerage account agreement and a foreign exchange prime brokerage agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017, Willowbridge Master, Aspect Master, Graham Master, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Willowbridge Master, SECOR Master and Cambridge Master, Willowbridge, SECOR and Cambridge are all parties to the FX Agreements for the Funds to which each acts as an Advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

2.     Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $10,934,418 and $4,861,056, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $154,799 (cost of $154,201) and $1,279,677 (cost of $1,263,916) as of September 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.     Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(18.68)	$(22.76)	$(22.93)	$(23.11)	$(13.74)	$(16.90)	$(17.62)	$(38.70)
Net investment loss	(5.06)	(3.16)	(1.26)	(10.53)	(24.65)	(20.55)	(14.37)	(32.82)

Increase (decrease) for the period	(23.74)	(25.92)	(24.19)	(33.64)	(38.39)	(37.45)	(31.99)	(71.52)
Net asset value per Redeemable Unit, beginning of period	810.98	988.47	992.20	847.96	825.63	1,000.00	1,000.00	885.84

Net asset value per Redeemable Unit, end of period	$787.24	$962.55	$968.01	$814.32	$787.24	$962.55	$968.01	$814.32

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(3.3)%	(2.0)%	(1.2)%	(5.1)%	(4.0)%	(2.7)%	(1.9)%	(5.2)%

Operating expenses	5.3%	4.1%	3.3%	5.8%	5.2%	4.0%	3.2%	5.8%
Incentive fees	(0.3)%	(0.3)%	(0.3)%	-%	0.3%	0.3%	0.2%	-%

Total expenses	5.0%	3.8%	3.0%	5.8%	5.5%	4.3%	3.4%	5.8%

Total return:
Total return before incentive fees	(3.2)%	(2.9)%	(2.7)%	(4.0)%	(4.3)%	(3.4)%	(3.0)%	(8.1)%
Incentive fees	0.3%	0.3%	0.3%	-%	(0.3)%	(0.3)%	(0.2)%	-%

Total return after incentive fees	(2.9)%	(2.6)%	(2.4)%	(4.0)%	(4.6)%	(3.7)%	(3.2)%	(8.1)%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 4,616 and 1,977, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 5,634 and 2,022, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 158 and 116, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 291 and 107, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were $158,013,336 and $56,387,478, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were $170,178,944 and $57,202,551, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,724,292	$(642,548)	$2,081,744	$-	$-	$2,081,744
Forwards	588,719	(588,719)	-	-	-	-

Total assets	$3,313,011	$(1,231,267)	$2,081,744	$-	$-	$2,081,744

Liabilities
Futures	$(642,548)	$642,548	$-	$-	$-	$-
Forwards	(1,096,244)	588,719	(507,525)	-	-	(507,525)

Total liabilities	$(1,738,792)	$1,231,267	$(507,525)	$-	$-	$(507,525)

Net fair value						$1,574,219	*

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,027,835	$(471,939)	$555,896	$-	$-	$555,896
Forwards	494,616	(325,150)	169,466	-	-	169,466

Total assets	$1,522,451	$(797,089)	$725,362	$-	$-	$725,362

Liabilities
Futures	$(471,939)	$471,939	$-	$-	$-	$-
Forwards	(325,150)	325,150	-	-	-	-

Total liabilities	$(797,089)	$797,089	$-	$-	$-	$-

Net fair value						$725,362	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Currencies	$111,415
Energy	1,105,835
Grains	325,813
Indices	207,694
Interest Rates U.S.	114,125
Interest Rates Non-U.S.	126,709
Livestock	13,043
Metals	206,445
Softs	513,213

Total unrealized appreciation on open futures contracts	2,724,292

Liabilities
Futures Contracts
Currencies	(74,998)
Energy	(81,979)
Grains	(29,218)
Indices	(85,602)
Interest Rates U.S.	(23,617)
Interest Rates Non-U.S.	(206,696)
Livestock	(58,213)
Metals	(57,776)
Softs	(24,449)

Total unrealized depreciation on open futures contracts	(642,548)

Net unrealized appreciation on open futures contracts	$2,081,744	*

Assets
Forward Contracts
Currencies	$520,121
Metals	68,598

Total unrealized appreciation on open forward contracts	588,719

Liabilities
Forward Contracts
Currencies	(968,904)
Metals	(127,340)

Total unrealized depreciation on open forward contracts	(1,096,244)

Net unrealized depreciation on open forward contracts	$(507,525)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Currencies	$(308,639)		$(156,437)		$(1,220,483)		$(565,138)
Energy	1,508,225		34,437		2,854,685		(651,784)
Grains	40,529		(155,532)		(818,019)		(677,124)
Indices	253,930		509,687		(1,847,897)		1,612,137
Interest Rates U.S.	(189,273)		(64,156)		217,648		(212,851)
Interest Rates Non-U.S.	(1,256,454)		4,137		(1,320,076)		(485,373)
Livestock	(90,760)		(96,060)		(99,244)		(52,747)
Metals	445,786		268,418		(1,423,043)		75,908
Softs	723,281		(222,564)		935,186		(41,786)

Total	$1,126,625	***	$121,930	***	$(2,721,243)	***	$(998,758)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,724,292	$2,724,292	$-	$-
Forwards	588,719	-	588,719	-

Total Assets	$3,313,011	$2,724,292	$588,719	$-

Liabilities
Futures	$642,548	$642,548	$-	$-
Forwards	1,096,244	-	1,096,244	-

Total Liabilities	$1,738,792	$642,548	$1,096,244	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,027,835	$1,027,835	$-	$-
Forwards	494,616	-	494,616	-

Total Assets	$1,522,451	$1,027,835	$494,616	$-

Liabilities
Futures	$471,939	$471,939	$-	$-
Forwards	325,150	-	325,150	-

Total Liabilities	$797,089	$471,939	$325,150	$-

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2018.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of September 30, 2018, the Partnership owned approximately 95.8% of Cambridge Master, 77.6% of SECOR Master, 12.7% of FORT Contrarian Master and 72.3% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2018

	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$29,721,311	$3,245,790	$26,475,521
SECOR Master	39,273,036	1,839,857	37,433,179
FORT Contrarian Master	196,284,107	6,388,069	189,896,038
AE Capital Master	23,496,945	629,767	22,867,178

	December 31, 2017

	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$336,101,673	$39,096,772	$297,004,901
Aspect Master	31,265,102	16,568,191	14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
Boronia I, LLC	20,339,272	20,339,272	-
Cambridge Master	31,063,463	4,384,639	26,678,824

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$102,313	$(3,445,315)	$(3,343,002)
SECOR Master	(29,321)	(1,466,273)	(1,495,594)
FORT Contrarian Master	648,640	1,044,681	1,693,321
AE Capital Master	67,934	(657,511)	(589,577)

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$286,968	$(1,952,669)	$(1,665,701)
SECOR Master	(127,027)	3,786,220	3,659,193
FORT Contrarian Master	1,381,886	1,802,009	3,183,895
AE Capital Master (a)	157,473	(1,471,268)	(1,313,795)

	For the three months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$309,222	$(18,046,425)	$(17,737,203)
Aspect Master	25,218	(277,930)	(252,712)
Graham Master	3,120	222,369	225,489
Boronia I, LLC	(289,867)	(1,232,433)	(1,522,300)
Cambridge Master	42,206	(1,947,071)	(1,904,865)

	For the nine months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$881,779	$(21,416,617)	$(20,534,838)
Aspect Master	57,875	(2,930,464)	(2,872,589)
Graham Master	10,086	(626,700)	(616,614)
Boronia I, LLC	(1,068,119)	(6,266,687)	(7,334,806)
Cambridge Master	105,724	3,712,345	3,818,069

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through September 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	17.33%	$25,381,518	$(3,126,673)	$20,335	$15,132	$-	$-	$(3,162,140)	Commodity Portfolio	Monthly
SECOR Master	19.86%	29,082,542	(1,024,596)	117,565	13,167	-	-	(1,155,328)	Commodity Portfolio	Monthly
FORT Contrarian Master	16.55%	24,240,681	296,092	15,904	2,527	-	-	277,661	Commodity Portfolio	Monthly
AE Capital Master	11.30%	16,556,788	(384,192)	19,982	12,199	-	-	(416,373)	Commodity Portfolio	Monthly

Total		$95,261,529	$(4,239,369)	$173,786	$43,025	$-	$-	$(4,456,180)

	September 30, 2018		For the nine months ended September 30, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	17.33%	$25,381,518	$(1,590,715)	$62,615	$45,721	$-	$-	$(1,699,051)	Commodity Portfolio	Monthly
SECOR Master	19.86%	29,082,542	3,469,741	355,495	41,280	-	-	3,072,966	Commodity Portfolio	Monthly
FORT Contrarian Master	16.55%	24,240,681	317,371	56,665	12,969	-	-	247,737	Commodity Portfolio	Monthly
AE Capital Master (a)	11.30%	16,556,788	(849,730)	46,034	33,594	-	-	(929,358)	Commodity Portfolio	Monthly

Total		$95,261,529	$1,346,667	$520,809	$133,564	$-	$-	$692,294

	December 31, 2017		For the three months ended September 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	0.00%	$-	$(1,498,595)	$39,013	$1,497	$-	$-	$(1,539,105)	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	(86,423)	12,566	6,899	-	-	(105,888)	Commodity Portfolio	Monthly
Graham Master	0.00%	-	173,135	10,553	10,943	-	-	151,639	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	(442,038)	80,488	8,937	37,999	-	(569,462)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	(1,009,479)	13,530	8,059	-	-	(1,031,068)	Commodity Portfolio	Monthly

Total		$19,891,353	$(2,863,400)	$156,150	$36,335	$37,999	$-	$(3,093,884)

	December 31, 2017		For the nine months ended September 30, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	0.00%	$-	$(1,800,732)	$88,632	$4,792	$-	$-	$(1,894,156)	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	(1,179,696)	35,440	20,449	-	-	(1,235,585)	Commodity Portfolio	Monthly
Graham Master	0.00%	-	(352,494)	32,765	32,667	-	-	(417,926)	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	(2,030,776)	256,669	29,723	126,536	-	(2,443,704)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	1,707,243	35,104	22,248	-	-	1,649,891	Commodity Portfolio	Monthly

Total		$19,891,353	$(3,656,455)	$448,610	$109,879	$126,536	$-	$(4,341,480)

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through September 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 46.8% to 66.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

8.     Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below or in Note 1, “Organization” above, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective October 1, 2018, the Partnership, the General Partner, Cambridge, and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transfers all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow.

On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

On October 25, 2018, the Partnership, the General Partner, ISAM (USA) LLC (“ISAM USA”), ISAM Funds(UK) Limited (“ISAM Funds”), ISAM and ISAM Systematic Management (“ISAM SM”) entered into a novation agreement, effective as of November 1, 2018, pursuant to which ISAM transfers all of its rights and obligations under the amended and restated management agreement, by and among the Partnership, the General Partner, ISAM USA, ISAM Funds and ISAM, dated as of November 1, 2017 (collectively, the “ISAM Management Agreement”), to ISAM SM. In all other respects the ISAM Management Agreement remains unchanged and of full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital increased 59.5% from $91,851,689 to $146,474,450. This increase was attributable to subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193, which was partially offset by the redemptions of 24,082.5690 Class A limited partner Redeemable Units totaling $19,553,990, redemptions of 1,371.6544 Class A General Partner Redeemable Units totaling $1,157,560, redemptions of 1,541.7850 Class D limited partner Redeemable Units totaling $1,525,268, redemptions of 11.0000 Class Z limited partner Redeemable Units totaling $10,648, redemptions of 573.7780 Class Z General Partner Redeemable Units totaling $575,000 and a net loss of $7,363,871. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 2.9% from $810.98 to $787.24 as compared to a decrease of 4.0% in the same period of 2017. During the Partnership’s third quarter of 2018, the Partnership’s net asset value per Class D Redeemable Unit decreased 2.6% from $988.47 to $962.55. During the Partnership’s third quarter of 2018, the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.4% from $992.20 to $968.01. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $3,549,213. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains and non-U.S. interest rates and were partially offset by gains in energy, U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $2,908,888. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non-U.S. interest rates, livestock and softs and were partially offset by gains in metals and indices.

The most significant losses were incurred within the currency sector during September from short positions in the British pound versus the U.S. dollar as the relative value of the dollar slipped on trade concerns. Further losses in currencies were experienced during July from long positions in the Turkish lira versus the U.S. dollar as the value of the lira dropped sharply after the U.S. threatened to enact sanctions and tariffs against Turkey. Within the global interest rate markets, losses were recorded during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the energy sector during August and September from long positions in crude oil and its refined products as tightening global supplies pushed energy prices higher. During August, gains were experienced due to short positions in gold and silver futures as a strengthening U.S. dollar diminished demand for precious metals. Within the global stock index markets, gains were achieved during July from long positions in European equity index futures as prices advanced on growing positive economic sentiment in the Eurozone. Smaller gains were experienced within the agricultural complex during July from positions in lean hog, coffee, and cotton futures.

During the Partnership’s nine months ended September 30, 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 4.6% from $825.63 to $787.24 as compared to a decrease of 8.1% in the same period of 2017. During the Partnership’s nine months ended September 30, 2018, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.7% from $1,000.00 to $962.55. During the Partnership’s nine months ended September 30, 2018, the Partnership’s net asset value per Class Z Redeemable Unit decreased 3.2% from $1,000.00 to $968.01. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $2,543,114. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $5,090,917. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, U.S and non-U.S. interest rates, livestock and metals and were partially offset by gains in softs and indices.

The most notable losses were recorded during September in currencies from short positions in the British pound versus the U.S. dollar. Further losses within the currency sector were recorded from positions in the Australian dollar during April and in the South African rand during July. Within the global stock index sector, losses were incurred during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Additional losses were experienced during April within the metals markets from short positions in aluminum futures as prices surged following the announcement of potential sanctions on Russian exports. Losses within the global interest rate sector were incurred during July and September from long positions in European fixed income futures. The Partnership’s overall trading losses for the first nine months of the year were partially offset by trading gains were recorded within the energy sector during January, March, April, May, August, and September from long positions in crude oil and its refined products as prices advanced. In the agricultural sector, gains were achieved from futures positions in cocoa during April and cotton during May. Smaller gains were experienced within the agricultural complex during July from positions in lean hog, coffee, and cotton futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2018 increased by $479,535 and $1,358,066, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher average daily equity and higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2018 increased by $22,231 and $101,667, respectively, as compared to the corresponding periods in 2017. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 increased by $204,204 and $546,184, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 increased by $124,296 and $341,662, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees, except fees that were payable to Boronia (prior to its termination on December 31, 2017), are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC level and were affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2018 increased by $11,764 and decreased by $83,483, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets during the three months ended September 30, 2018 as compared to the corresponding period in 2017. The decrease was primarily due to a decrease in average management fee rates during the nine months ended September 30, 2018 as compared to the corresponding period in 2017.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2018 resulted in a reversal of incentive fees of $399,873 and incentive fees of $447,151, respectively. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2018 and June 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2018			June 30, 2018
Cambridge	17%	$25,381,363		19%	$30,402,812
SECOR	20%	$28,635,274		19%	$29,726,895
FORT	31%	$45,570,908	*	32%	$50,183,182	**
AE Capital	11%	$16,556,710		11%	$17,179,228
ISAM	21%	$30,330,195		19%	$30,906,883

*	Amount includes $24,240,566 allocated to FORT Contrarian Master and $21,330,342 allocated to FORT for direct trading.

**	Amount includes $26,607,224 allocated to FORT Contrarian Master and $23,575,958 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017. As of September 30, 2018, the Partnership’s total capitalization was $146,474,450.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$4,644,325	3.17%
Currencies	16,973,215	11.59
Equity	6,279,934	4.28
Interest Rates	2,224,287	1.52

Total	$30,121,761	20.56%

As of December 31, 2017, the Partnership’s total capitalization was $91,851,689.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Commodities	$1,406,570	1.53%
Currencies	7,802,035	8.49
Equity	867,139	0.94
Interest Rates	408,182	0.45

Total	$10,483,926	11.41%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,447,724	3.72%	$6,193,171	$4,783,460	$5,298,460
Energy	975,066	0.67	1,044,314	712,897	942,008
Grains	542,577	0.37	563,149	353,615	477,081
Indices	1,514,554	1.03	1,567,826	989,478	1,479,552
Interest Rates U.S.	284,623	0.19	292,312	112,486	216,792
Interest Rates Non-U.S.	691,283	0.47	1,371,959	691,283	902,210
Livestock	81,290	0.06	121,756	60,214	100,438
Metals	731,377	0.50	942,070	563,018	749,719
Softs	607,695	0.41	651,711	477,997	597,601

Total	$10,876,189	7.42%

*	Average of month-end Values at Risk.

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,125,951	2.31%	$2,950,801	$1,528,441	$2,279,708
Energy	498,921	0.54	498,921	114,444	280,519
Grains	235,238	0.26	278,496	50,854	191,918
Indices	867,139	0.94	1,468,706	644,296	944,528
Interest Rates U.S.	70,521	0.08	140,327	3,048	49,165
Interest Rates Non-U.S.	337,661	0.37	496,244	202,785	350,141
Livestock	10,890	0.01	120,560	5,130	41,182
Metals	390,259	0.42	659,839	197,783	370,572
Softs	271,262	0.30	298,410	119,373	231,205

Total	$4,807,842	5.23%

*	Annual average of month-end Values at Risk.

As of September 30, 2018, Cambridge Master’s total capitalization was $26,475,521. The Partnership owned approximately 95.8% of Cambridge Master. As of September 30, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,478,516	32.02%	$22,443,845	$7,335,101	$9,035,156

Total	$8,478,516	32.02%

*	Average of month-end Values at Risk.

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

As of September 30, 2018, SECOR Master’s total capitalization was $37,433,179. The Partnership owned approximately 77.6% of SECOR Master. As of September 30, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,074,740	10.89%	$4,124,414	$1,495,738	$3,047,611
Energy	264,960	0.71	617,109	250,897	439,775
Grains	293,030	0.78	756,658	286,556	432,891
Indices	5,004,310	13.37	6,083,602	3,696,097	4,957,947
Interest Rates U.S.	77,859	0.21	661,243	25,083	288,126
Interest Rates Non-U.S.	1,102,915	2.95	1,351,386	591,471	951,487
Livestock	324,143	0.86	492,360	88,369	210,980
Metals	765,615	2.04	1,015,985	625,038	777,906
Softs	457,717	1.22	634,144	447,645	522,415

Total	$12,365,289	33.03%

*	Average of month-end Values at Risk.

As of September 30, 2018, FORT Contrarian Master’s total capitalization was $189,896,038. The Partnership owned approximately 12.7% of FORT Contrarian Master. As of September 30, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,898,221	1.00%	$2,302,536	$1,401,293	$1,964,517
Energy	438,745	0.23	965,498	232,689	443,601
Indices	6,945,159	3.66	6,945,159	4,552,571	6,067,749
Interest Rates U.S.	1,000,634	0.53	1,000,634	131,679	796,828
Interest Rates Non-U.S.	1,614,334	0.85	4,340,103	1,614,334	2,784,022
Metals	131,956	0.07	153,450	48,490	102,227

Total	$12,029,049	6.34%

*	Average of month-end Values at Risk.

As of September 30, 2018, AE Capital Master’s total capitalization was $22,867,178. The Partnership owned approximately 72.3% of AE Capital Master. As of September 30, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading.)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were subscriptions of 15.3890 Class A limited partner Redeemable Units totaling $12,500. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	2,002.6920	$801.45	N/A	N/A	N/A	N/A	N/A	N/A
August 1, 2018 - August 31, 2018	2,380.4480	$812.27	844.0210	$992.11	N/A	N/A	N/A	N/A
September 1, 2018 - September 30, 2018	3,413.0920	$787.24	396.6700	$962.55	11.0000	$968.01	N/A	N/A
	7,796.2320	$798.53	1,240.6910	$982.66	11.0000	$968.01

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits.

10.1	—	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner, Harbor and MSDI, dated as of November 1, 2018 (filed herewith).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.