Form 10-K
period 2018-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2019-03-26
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes         No X

Limited Partnership Redeemable Units with an aggregate value of $156,568,924 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 156,297.6078 Limited Partnership Class A Redeemable Units were outstanding, 7,789.3400 Limited Partnership Class D Redeemable Units were outstanding and 261.1000 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of FORT Contrarian Master (as defined below) and AE Capital Master (as defined below), and was the Trading Manager of Boronia Trading Company (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

As of December 31, 2018, all trading decisions were made for the Partnership by Mesirow Financial International UK Limited (“Mesirow”), ISAM Systematic Management (“ISAM SM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Effective December 31, 2014, Krom River Trading AG and Krom River Investment Management (Cayman) Limited (collectively, “Krom River”) ceased to act as commodity trading advisors to the Partnership. Effective June 30, 2014, Drury Capital, Inc. (“Drury”) and Kaiser Trading Company Pty. Ltd. (“Kaiser”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, Cambridge, ISAM, Willowbridge, Aspect, Graham, Boronia, JE Moody, Altis, Krom River, Drury and Kaiser. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership.

ISAM SM directly trades, and ISAM directly traded, the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. Effective January 19, 2018, FORT directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), the Partnership, and prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), CMF Altis Partners Master Fund L.P. (“Altis Master”), JEM Master Fund L.P. (“JEM Master”), CMF Drury Capital Master Fund L.P. (“Drury Master”), KR Master Fund L.P. (“KR Master”) and Morgan Stanley Smith Barney Kaiser I, LLC (“Kaiser I, LLC” or “Kaiser Trading Company”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC, Altis Master, JEM Master, Drury Master, KR Master and Kaiser I, LLC.

Effective July 12, 2017, Willowbridge Master, Aspect Master, Graham Master, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment, (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Willowbridge Master, SECOR Master and Cambridge Master, Willowbridge, SECOR and Mesirow are all parties to the FX Agreements for the Funds to which each acts as an Advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership, directly and indirectly through its investment in the Funds, pays MS&Co. trading fees for clearing and, where applicable, execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective October 1, 2018, Mesirow has undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Cambridge Master permits accounts managed by Mesirow, and permitted accounts managed by Cambridge, using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Mesirow, and previously managed by Cambridge, including the Partnership, are or were permitted to be limited partners of Cambridge Master. The General Partner and Mesirow believe, and Cambridge believed, that trading through this structure promotes or promoted efficiency and economy in the trading process. The General Partner and Mesirow have agreed that Mesirow will trade the Partnership’s assets allocated to Mesirow utilizing up to 1.5 times the leverage normally applied to both programs. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2.0 times the amount of assets allocated. The General Partner and Cambridge previously agreed to the same terms.

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

On January 1, 2013, the assets allocated to Kaiser for trading were invested in Kaiser I, LLC (together with Boronia I, LLC, the “Trading Companies”), a limited liability company organized under the laws of the State of Delaware. Kaiser I, LLC permitted accounts managed by Kaiser using the Global Diversified trading program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Kaiser I, LLC on June 30, 2014.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2018.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017), which were charged at the Boronia Trading Company level and Kaiser (prior to its termination on June 30, 2014), which were charged at the Kaiser Trading Company level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

For the period January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2018, the Partnership owned approximately 100.0% of Cambridge Master, 84.7% of SECOR Master, 11.5% of FORT Contrarian Master and 79.2% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. Effective October 1, 2018, Mesirow receives a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of the adjusted month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. The Partnership pays to SECOR a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT, and a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. The Partnership pays to AE Capital a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

From April 1, 2014 until its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Graham. Prior to April 1, 2014, Graham received a monthly management fee of 1/6 of 1% (2% per year) of month-end net assets allocated to Graham. Prior to their terminations on December 31, 2017, Willowbridge and Aspect each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Willowbridge and Aspect, respectively. From January 1, 2015 until its termination on December 31, 2017, Boronia Trading Company paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of Boronia Trading Company as of the first day of each month. Prior to January 1, 2015, Boronia Trading Company paid Boronia a monthly management fee of 1.875% per year of the aggregate net assets of Boronia Trading Company as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata allocation of the management fee of Boronia I, LLC. From January 1, 2016 until its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/12 of 2% (2% per year) of month-end net assets allocated to JE Moody. From August 1, 2015 until its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Altis. Prior to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1/ 12 of 1% (1% per year) of month-end net assets allocated to Krom River. Prior to its termination on June 30, 2014, Drury received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Drury. During prior periods included in this report, Kaiser Trading Company paid Kaiser a monthly management fee of 2% per year of the aggregate net assets of Kaiser Trading Company as of the first day of each month. The Partnership paid Kaiser indirectly, through the Partnership’s pro-rata allocation of the management fee of Kaiser Trading Company.

In addition, effective October 1, 2018, the Partnership is obligated to pay Mesirow an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. The Partnership is obligated to pay SECOR an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. The Partnership is obligated to pay FORT an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. The Partnership is obligated to pay AE Capital an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Prior to their terminations on December 31, 2017, the Partnership was obligated to pay Willowbridge, Aspect and Graham each an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. Only the incentive fees paid by Boronia I, LLC to Boronia for New Trading Profits earned for the Partnership were allocated to the Partnership. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter. Prior to their respective terminations, Krom River and Drury were each eligible to receive incentive fees, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination, Kaiser received an incentive fee equal to 20% of the New Trading Profits earned by Kaiser I, LLC. Only the incentive fees paid by Kaiser I, LLC to Kaiser for New Trading Profits earned for the Partnership were allocated to the Partnership.

Each Management Agreement may be terminated upon notice by either party.

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. MS&Co. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. or JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held by the Partnership for margin requirements was $10,116,332 and $4,861,056, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for the Trading Companies) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. had agreed to pay the Trading Companies interest on 100% of the average daily equity maintained in cash in each Trading Company’s respective brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to the Trading Companies on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the ongoing selling agent fee was paid at a rate equal to 5.5% per year of month-end net assets. From April 1, 2014 to September 30, 2014, the monthly ongoing selling agent fee was equal to an annual rate of 3%. On October 1, 2014, the monthly ongoing selling agent fee was further reduced to an annual rate of 2%. Effective January 1, 2018, Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, and Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2018 was $134,018,220.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to clearing fees, General Partner fees, ongoing selling agent fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem or transfer Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.	The General Partner and the Partnership’s/Funds’ commodity brokers are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity brokers, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

The CFTC and U.S. commodity exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. While the Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership/Funds, the trading instructions of an Advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership or a Fund, as applicable.

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

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2019 was 7,088 for Class A Redeemable Units, 23 for Class D Redeemable Units and 10 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193. For the twelve months ended December 31, 2017, there were additional subscriptions of 37.2530 Class A limited partner Redeemable Units totaling $33,000. For the twelve months ended December 31, 2016, there were additional subscriptions of 725.0740 Class A limited partner Redeemable Units totaling $655,000.

Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as described in Regulation D. In determining the applicability of the private offering exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	3,024.2050	$764.73	96.9990	$936.01	N/A	N/A
November 1, 2018 - November 30, 2018	3,434.7740	$769.63	83.9790	$943.00	N/A	N/A
December 1, 2018 - December 31, 2018	2,153.0310	$766.28	1,945.0480	$939.90	N/A	N/A
	8,612.0100	$767.07	2,126.0260	$939.84

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Redeemable Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$2,560,865	$722,681	$356,863	$30,065	$36,299
Total expenses	(9,309,505)	(6,494,410)	(10,533,962)	(16,165,341)	(23,149,097)
Total trading results	(4,467,297)	(2,481,647)	(7,490,744)	9,695,899	44,862,557

Net income (loss)	$(11,215,937)	$(8,253,376)	$(17,667,843)	$(6,439,377)	$21,749,759

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(59.35)	$(60.21)	$(95.61)	$(28.64)	$109.81

Class D	$(60.10)	$-	$-	$-	$-

Class Z	$(52.97)	$-	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$766.28	$825.63	$885.84	$981.45	$1,010.09

Class D	$939.90	$-	$-	$-	$-

Class Z	$947.03	$-	$-	$-	$-

Total assets	$139,345,703	$94,885,971	$143,536,465	$210,973,446	$260,301,062

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

The programs traded by each Advisor on behalf of the Partnership/Funds as of December 31, 2018 were: Mesirow — Asian Markets Alpha Programme and Emerging Markets Alpha Programme, ISAM SM— Systematic Trend Programme, SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P., FORT — Global Contrarian Trading Program and Global Trend Trading Program and AE Capital — AE Systematic FX Fund Program. The programs traded by each Advisor on behalf of the Partnership/Funds as of December 31, 2017 were: Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme and ISAM — Systematic Trend Programme. Prior to their terminations on December 31, 2017, the programs traded by each Advisor on behalf of the Partnership were: Willowbridge — wPraxis Futures Trading Approach (“Praxis”), Aspect — Diversified Program, Graham — K4D-15V Program (“K4D”) and Boronia — Boronia Diversified Program. As of December 31, 2018 and September 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2018			September 30, 2018
Mesirow*	13%	$ 17,312,473		0%	$ -
Cambridge*	0%	$ -		17%	$ 25,381,363
SECOR	22%	$ 29,849,981		20%	$ 28,635,274
FORT	30%	$ 40,377,497	***	31%	$ 45,570,908	****
AE Capital	12%	$ 15,603,641		11%	$ 16,556,710
ISAM SM**	23%	$ 30,874,628		0%	$ -
ISAM**	0%	$ -		21%	$ 30,330,195

*	Effective October 1, 2018, Cambridge transferred all of its future rights, obligations, and liabilities to Mesirow.

**	Effective November 1, 2018, ISAM transferred all of its future rights, obligations, and liabilities to ISAM SM.

***	Amount includes $20,501,307 allocated to FORT Contrarian Master and $19,876,190 allocated to FORT for direct trading.

****	Amount includes $24,240,566 allocated to FORT Contrarian Master and $21,330,342 allocated to FORT for direct trading.

Mesirow Financial International UK Limited/The Cambridge Strategy (Asset Management) Ltd.

Mesirow trades, and Cambridge traded, its Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program on behalf of Cambridge Master.

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, a largely systematic approach is employed, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator is employed as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, a largely systematic approach is employed, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator is employed as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

ISAM Systematic Management/International Standard Asset Management

ISAM SM directly trades, and ISAM directly traded, a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. The Systematic Trend Programme’s investment objective is to achieve growth in the value of its assets, providing absolute returns with low correlations to the stock and bond markets through the implementation of systematic trading models. The system trades in the global futures markets covering stock indices, interest rates, currency, energy commodities, precious and base metals and agricultural products and may also trade in OTC foreign exchange contracts (including currency spot contracts) and exchange-cleared swap and forward contracts.

The Advisor relies on the comprehensive quantitative analysis of historical data to develop trading strategies. These proprietary trading strategies are then implemented subject to strict risk management and controls. The Advisor’s guiding principle is that a disciplined trading approach combined with a broad diversification over a large number of markets, instruments and investment strategies is likely to lead to superior investment results, while maintaining risk at a level comparable to that associated with traditional asset classes. The target volatility of the portfolio is 15-20% annualized.

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

SECOR Capital Advisors, LP

SECOR’s investment objectives are to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR will seek to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets.

SECOR has a healthy respect for the general information efficiency of markets but believes that certain inefficiencies (or outsized risk premia) may exist in certain markets, and these or other inefficiencies (or risk premia) may periodically become more pronounced in particular market conditions. SECOR believes that it is feasible to construct an investment strategy that seeks to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that are lowly correlated with broad stock and bond market returns (alpha).

SECOR employs statistical techniques and empirical analysis to help determine whether they believe that observed or conjectured alpha opportunities are real and, more importantly, likely to be sustained in the future. If properly employed, these techniques may have certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over a longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

When determining whether a factor should be used in driving SECOR’s models and strategies, conclusions derived from the statistical techniques are generally not sufficient. SECOR also seeks to reconcile whether the findings are consistent with some economic, theoretical or behavioral intuition, including why a factor may lead to alpha and what conditions could cause a factor to cease to work at some point in the future. Although the statistical techniques that SECOR uses to conduct its empirical evaluations may be sophisticated, SECOR strives to keep the models that drive the investment process as simple as practicable.

SECOR uses its proprietary models to systematically allocate and manage risk across a wide breadth of quantitative investment strategies, geographies and asset classes – a process known as risk budgeting. SECOR employs these models to construct a portfolio and manage risk. These strategies may include currencies, commodities, equity indices, fixed income, cross-asset class trades and opportunistic strategies.

SECOR strongly believes in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances, SECOR will attempt to take positions in a large number of positions across a wide range of asset classes to enhance diversification.

SECOR also seeks diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may help to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies will work at all times and, in fact, most strategies experience periods of significant negative performance, SECOR seeks to develop strategies in many asset classes and markets in which SECOR identifies potential value. Within each strategy, it is also important to ensure that there is appropriate diversification across factors and themes and that the weightings of these themes can be controlled and easily changed dynamically as market conditions warrant, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task is to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believes may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combines data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systematic risk-budgeting approach that seeks to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could reside in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether.

The foregoing is not a comprehensive list of the methods of analysis and/or investment strategies that may be employed by SECOR. SECOR intends to continually review and refine its strategies and to examine new ideas and opportunities. Additional strategies may be added from time to time.

The descriptions set forth herein about specific strategies that SECOR may deploy are not intended to be exhaustive and should not be understood to limit the Partnership’s or SECOR Master’s investment activities.

FORT, L.P.

FORT trades a portion the Partnership’s assets in accordance with its Global Trend Trading Program.

FORT’s Global Trend Trading Program is a systematic, technical trend-following futures trading strategy that attempts to capture large moves in futures contracts identified by the particular strategy. The Global Trend Trading Program generally takes a momentum-based approach, which buys when prices rise and sells when prices decline. The Global Trend Trading Program does not attempt to forecast trends, but rather, attempts to capitalize on existing trends identified by the trading program. A certain amount of time must elapse for this strategy to infer and confirm a trend, as well as determine that a trend has ceased. Therefore, the Global Trend Trading Program generally enters and exits a trend late. Trend-following strategies have the potential to perform well during long-term, high-volatility markets or during periods of market stress; however, they may experience flat or negative performance during periods in which no major prices trends develop or when markets exhibit short-term volatility.

Total risk is measured primarily by using the margin-to-equity ratio, which is targeted not to exceed 9% for a fully funded account. The margin-to-equity ratio is monitored systematically as well as by FORT’s trading principals.

FORT also trades a portion of the Partnership’s assets through FORT Contrarian Master in accordance with its Global Contrarian Trading Program.

FORT’s Global Contrarian Trading Program is a systematic, technical, trend-anticipating futures trading strategy that attempts to profit from emerging trends by identifying price behaviors that signal possible turning points. Rather than attempting to identify existing trends, the Global Contrarian Trading Program attempts to anticipate trends before they occur. Trading decisions are based primarily on an analysis of market prices, volume and volatility; factors external to the trading markets are incorporated only in rare cases. The Global Contrarian Trading Program generally operates on the theory that market prices reflect all known factors affecting supply and demand of a particular financial instrument.

The Global Contrarian Trading Program is designed to incorporate concepts akin to “channels,” which FORT defines using systematic, mathematical tools. The Global Contrarian Trading Program estimates a large number of channels and identifies a confluence of channels to find resistance and support points. FORT believes that this style is markedly different from most trend-following strategies, which are generally late to enter and exit a trend. In contrast, the Global Contrarian Trading Program is designed to enter and exit a trend early. The Global Contrarian Trading Program generally seeks to anticipate and capitalize on short to intermediate-term trends. Because the Global Contrarian Trading Program seeks to anticipate trends in market prices, it has the potential to perform well even in what standard trend-following systems perceive as directionless periods.

The Global Contrarian Trading Program takes positions while a market is moving against one of its signals. As a result, its performance can be much more volatile than traditional trend-following models, but the potential for diversification is much greater. In an attempt to reduce the volatility of returns, the allocation of the Global Contrarian Trading Program’s capital is geographically diversified across Asia, Europe, Australia and North America. This diversification also provides the Global Contrarian Trading Program with opportunities to seek profits in a variety of market environments.

Total risk is measured primarily by using the margin-to-equity ratio, which is targeted not to exceed 14% for a fully funded account. The margin-to-equity ratio is monitored systematically as well as by FORT’s trading principals.

AE Capital Pty Limited

AE Capital’s philosophy is that markets are driven by fundamental themes and that those fundamental themes inherently change over time. AE Capital has developed a proprietary systematic strategy that dynamically adapts to the fundamental themes quantified to be driving markets. New themes are identified by the Investment Manager primarily through fundamental research. Once a new theme is scientifically tested and deemed eligible it is incorporated into the theme adapting system framework. Capital is only allocated to a theme if the theme adapting system determines that the theme carries statistically significant information and improves the overall portfolio. Risk is minimized through a proprietary portfolio construction technique that diversifies the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

Willowbridge Associates Inc.

Willowbridge traded its Praxis program on behalf of Willowbridge Master. Praxis was a proprietary, discretionary trading system.

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

K4D utilized multiple computerized trading models and offered broad diversification in both financial and non-financial markets, trading in approximately 65-80 global markets. It was intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyzed the recent price action, the relative strength and the risk characteristics of each market and compared statistically the quantitative results of this data to years of historical data on each market.

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

Krom River Trading AG and Krom River Investment Management (Cayman) Limited.

Krom River traded its Commodity Program on behalf of KR Master, a systematic trading system that relied on fundamental and technical factors. The Commodity Program traded in at least 20 different markets including base metals, precious metals, energy, agriculture and softs. The trade types included long volatility, directional and relative value. The trading instruments were exchange-listed futures and options, which were traded on both a fundamental and technical basis. Krom River’s Commodity Program did not trade OTC instruments, nor did it take physical deliveries.

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

The system had four major components: R&D environment, money management, risk measurement and trading rules. The details of the system in its entirety were proprietary and confidential. Therefore, the following details are general in nature.

Prior to its termination on June 30, 2014, Kaiser had 23 trading rules in operation. The rules were based on pattern matching and were short term in nature and include both break and contrarian models. These rules were traded over 39 different markets and included foreign exchange forwards and futures and options on bonds, global indices, metals, energy and soft commodities. Each trading rule was the same, using the same parameters, regardless of the markets traded.

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

For the period January 1, 2018 through December 31, 2018, the average allocation by commodity market sector for each of the Funds were as follows:

	Cambridge Master
Currencies		100.0%

	SECOR Master
Currencies		29.5%
Energy		3.2%
Grains		3.8%
Indices		38.7%
Interest Rates U.S.		1.4%
Interest Rates Non-U.S.		8.3%
Livestock		2.3%
Metals		8.2%
Softs		4.6%

	FORT Contrarian Master
Currencies		15.0%
Energy		6.0%
Indices		45.0%
Interest Rates U.S.		5.5%
Interest Rates Non-U.S.		27.3%
Metals		1.2%

	AE Capital Master
Currencies		100.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

(xi)	The Advisors will not generally take a position after the first notice day in any futures interest during the delivery month of the futures interest, except to match.

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 22.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 39.0% to 72.8% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, option and swap contracts, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any trading day.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2018, 32,694.5790 Class A limited partner Redeemable Units were redeemed totaling $26,160,019, 1,371.6544 Class A General Partner Redeemable Units were redeemed totaling $1,157,560, 3,667.8110 Class D limited partner Redeemable Units were redeemed totaling $3,523,403, 11.0000 Class Z limited partner Redeemable Units were redeemed totaling $10,648 and 573.7780 Class Z General Partner Redeemable Units were redeemed totaling $575,000. For the year ended December 31, 2017, 42,744.8510 Class A limited partner Redeemable Units were redeemed totaling $36,322,799 and 318.4110 Class A General Partner Redeemable Units were redeemed totaling $270,000. For the year ended December 31, 2016, 56,439.9990 Class A limited partner Redeemable Units were redeemed totaling $52,481,536 and 787.6200 Class A General Partner Redeemable Units were redeemed totaling $710,011.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193. For the year ended December 31, 2017, there were subscriptions of 37.2530 Class A limited partner Redeemable Units totaling $33,000. For the year ended December 31, 2016, there were subscriptions of 725.0740 Class A limited partner Redeemable Units totaling $655,000.

(c) Results of Operations.

For the year ended December 31, 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 7.2% from $825.63 to $766.28, the Partnership’s net asset value per Class D Redeemable Unit decreased 6.0% from $1,000.00 to $939.90, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 5.3% from $1,000.00 to $947.03. For the year ended December 31, 2017, the Partnership’s net asset value per Class A Redeemable Unit decreased 6.8% from $885.84 to $825.63. For the year ended December 31, 2016, the Partnership’s net asset value per Class A Redeemable Unit decreased 9.7% from $981.45 to $885.84.

The Partnership experienced a net trading loss of $4,467,297 before fees and expenses for the year ended December 31, 2018. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, indices, livestock and metals and were partially offset by gains in energies, U.S. and non-U.S. interest rates and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable trading gains were recorded within the currency markets during January from long positions in the Chinese renminbi and Thai baht versus the U.S. dollar amid U.S. dollar weakness. Additional gains were recorded during January and February from positions in U.S. interest rate futures and during March from positions in European fixed income futures. Further gains were achieved from positions in coffee futures throughout the first quarter and from positions in crude oil futures during January and March. A majority of these gains were offset by trading losses recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In metals, losses were experienced during February from long positions in gold futures and during March from long positions in industrial metals as prices reversed lower.

During the second quarter, the most significant losses were incurred within the currency sector during April from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied on strong first quarter economic figures. Additional losses within the currencies during April were experienced from positions in the Canadian dollar and Indian rupee. During April, losses were also recorded within the metals markets from short positions in aluminum futures as prices surged following the announcement of potential sanctions on Russian exports. Further losses were incurred within the global fixed income sector from positions in European fixed income futures during April and U.S. bond futures during May amid growing geopolitical turmoil. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the energy sector during April and May from long positions in crude oil and its refined products as tightening global supplies pushed energy prices higher. Additional gains were recorded within the agricultural complex during April and June.

During the third quarter, the most significant losses were incurred within the currency sector during September from short positions in the British pound versus the U.S. dollar as the relative value of the dollar slipped on trade concerns. Further losses in currencies were experienced during July from long positions in the Turkish lira versus the U.S. dollar as the value of the lira dropped sharply after the U.S. threatened to enact sanctions and tariffs against Turkey. Within the global interest rate markets, losses were recorded during July and September from long positions in European fixed income futures as comments from the European Central Bank (the “ECB”) indicated a more hawkish position on raising interest rates. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the energy sector during August and September from long positions in crude oil and its refined products as shrinking global supplies boosted energy prices. During August, gains were experienced due to short positions in gold and silver futures as a strengthening U.S. dollar diminished demand for precious metals. Within the global stock index markets, gains were achieved during July from long positions in European equity index futures as prices advanced on growing positive economic sentiment in the Eurozone. Smaller gains were experienced within the agricultural complex during July from positions in lean hog, coffee, and cotton.

During the fourth quarter, the Partnership recorded losses in global stock index futures during October and December from long positions as prices dropped amid fears of stagnating global economic growth. Losses were also recorded in the currency markets primarily during December from positions in the Thai baht, Korean won, and Russian ruble as concerns over global trade and falling oil prices combined to roil emerging market economies. Losses within the agricultural complex were experienced during October from short positions in coffee and sugar futures as prices reversed sharply higher. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in European fixed income futures as bond prices trended higher. Further gains were recorded within the energies during November from long positions in natural gas futures and during December from short positions in crude oil futures. Additional gains were achieved during October and December from positions in industrial metals.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than the Trading Companies) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited the Trading Companies on 100% of the average daily equity maintained in cash in the account of each Trading Company during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2018 increased by $480,118 and $1,838,184, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher average daily equity and higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2018 increased by $18,366 and $120,033, respectively, as compared to the corresponding periods in 2017. The increase in these clearing fees was due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 increased by $181,916 and $728,100, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2018 increased by $110,632 and $452,294, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets per Class during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Management fees, except fees that were payable to Boronia (prior to its termination on December 31, 2017), are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC level and were affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2018 increased by $20,082 and decreased by $63,401, respectively, as compared to the corresponding periods in 2017. The increase was primarily due to an increase in average net assets during the three months ended December 31, 2018 as compared to the corresponding period in 2017. The decrease was primarily due to a decrease in average management fee rates during the twelve months ended December 31, 2018 as compared to the corresponding period in 2017

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $762,632 and $1,209,783, respectively. Trading performance for the three and twelve months ended December 31, 2017 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2018 and 2017 were $684,585 and $504,189, respectively.

The Partnership experienced a net trading loss of $7,490,744 before fees and expenses for the year ended December 31, 2016. Losses were primarily attributed to the Funds’ trading in energy, grains, currency, metals, livestock, softs and U.S. interest rates and were offset by trading gains in global stock index and non-U.S. interest rates.

The most significant losses were incurred within the energy markets during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses within the energy sector were recorded during November from short positions in natural gas futures as prices advanced in the latter half of the month as demand from power generation and the private sector spiked. During March and April, further losses were incurred within the energies from natural gas positions. Within the metals complex, losses were recorded during May from long positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional metals losses were experienced during February from short positions in zinc and copper futures as prices advanced in anticipation of stimulus measures from the People’s Bank of China bolstering China’s manufacturing sector. Within the agricultural markets, losses were experienced during March from short positions in coffee and sugar futures as prices advanced on news that El Nino weather patterns brought dry conditions and exacerbated the spread of plant disease in South America. Losses within the agricultural markets were also recorded during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices amid signs African crops were recovering from a five-year low. Losses within the currency sector were recorded during December from long positions in the Indian Rupee versus the U.S. dollar as the relative value of the Indian currency moved lower in the first half of the month after the Royal Bank of India introduced policies to ease liquidity concerns. Losses within this sector were also incurred during July from short positions in the Indian rupee versus the U.S. dollar as the relative value of the Indian currency advanced as demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on the South Asian nation’s markets. The Partnership’s losses for the year were partially offset by gains achieved within the global interest rate markets during January and February from long positions in European fixed income futures as prices rallied after ECB head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Additional gains in the global interest rate sector were recorded during June from positions in European and U.S. fixed income futures. Within the global stock index sector, gains were recorded during December from long positions in U.S. and European equity index futures as prices rallied amid hopes President-elect Donald Trump’s proposals to boost U.S. fiscal policies would aid the global economy. Additional gains within the global stock index sector were achieved during July from long positions in U.S. equity index futures as prices advanced after the release of reports which indicated the U.S. economy was more robust than previously predicted.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with exception to ISAM and a portion of the assets allocated to Fort, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM directly trades a managed account in the name of the Partnership. Fort also trades a portion of the assets allocated to it in a managed account in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by ISAM and Fort, respectively) and indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017. As of December 31, 2018, the Partnership’s total capitalization was $134,018,220.

December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$6,332,408	4.72%
Currencies	11,854,972	8.85
Equity	5,831,824	4.35
Interest Rates	3,319,299	2.48

Total	$27,338,503	20.40%

As of December 31, 2017, the Partnership’s total capitalization was $91,851,689.

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$1,406,570	1.53%
Currencies	7,802,035	8.49
Equity	867,139	0.94
Interest Rates	408,182	0.45

Total	$10,483,926	11.41%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of December 31, 2018 and 2017, the highest and lowest value at any point and the average value during the year. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2018 and 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,327,889	3.23%	$10,968,659	$127,556	$6,230,429
Energy	892,557	0.67	1,954,791	497,317	950,471
Grains	453,083	0.34	907,466	189,581	421,500
Indices	1,053,861	0.79	4,922,389	637,480	1,580,120
Interest Rates U.S.	220,562	0.16	394,893	70,521	243,206
Interest Rates Non-U.S.	1,413,022	1.05	1,718,201	337,661	1,251,307
Livestock	89,155	0.07	226,270	10,890	119,768
Metals	846,820	0.63	2,002,271	350,990	803,209
Softs	497,762	0.37	1,200,765	175,815	617,547

Total	$9,794,711	7.31%

*	Annual average of month-end Values at Risk.

December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,125,951	2.31%	$2,950,801	$1,528,441	$2,279,708
Energy	498,921	0.54	498,921	114,444	280,519
Grains	235,238	0.26	278,496	50,854	191,918
Indices	867,139	0.94	1,468,706	644,296	944,528
Interest Rates U.S.	70,521	0.08	140,327	3,048	49,165
Interest Rates Non-U.S.	337,661	0.37	496,244	202,785	350,141
Livestock	10,890	0.01	120,560	5,130	41,182
Metals	390,259	0.42	659,839	197,783	370,572
Softs	271,262	0.30	298,410	119,373	231,205

Total	$4,807,842	5.23%

*	Annual average of month-end Values at Risk.

As of December 31, 2018, Cambridge Master’s total capitalization was $17,282,003. The Partnership owned 100.0% of Cambridge Master. As of December 31, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge (prior to September 30, 2018) and Mesirow (from October 1, 2018 to December 31, 2018) for trading) was as follows:

      December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,485,270	25.95%	$30,767,671	$3,814,941	$11,781,646

Total	$4,485,270	25.95%

* Annual average of month-end Values at Risk.

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

As of December 31, 2018, SECOR Master’s total capitalization was $35,177,137. The Partnership owned approximately 84.7% of SECOR Master. As of December 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,287,086	9.34%	$6,257,227	$1,094,272	$3,205,784
Energy	1,253,275	3.56	1,253,275	105,559	412,027
Grains	816,485	2.32	816,485	153,069	451,748
Indices	4,929,872	14.01	6,674,279	2,219,184	4,478,112
Interest Rates U.S.	76,500	0.22	661,243	17,135	162,483
Interest Rates Non-U.S.	1,405,230	3.99	1,466,923	484,834	953,496
Livestock	496,650	1.41	522,040	38,310	313,104
Metals	1,264,343	3.59	1,372,159	617,688	955,032
Softs	304,474	0.87	720,287	204,580	501,666

Total	$13,833,915	39.31%

* Annual average of month-end Values at Risk.

As of December 31, 2018, FORT Contrarian Master’s total capitalization was $178,393,437. The Partnership owned approximately 11.5% of FORT Contrarian Master. As of December 31, 2018, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

December 31, 2018

			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,240,447	1.26%	$2,757,775	$172,452	$1,520,555
Energy	244,947	0.14	967,522	73,178	531,249
Indices	5,237,924	2.94	7,387,056	456,333	4,533,675
Interest Rates U.S.	349,766	0.20	1,397,202	20,173	551,742
Interest Rates Non-U.S.	3,395,359	1.90	4,340,103	151,500	2,533,930
Metals	194,128	0.11	264,990	6,732	114,975

Total	$11,662,571	6.55%

*	Annual average of month-end Values at Risk.

As of December 31, 2018, AE Capital Master’s total capitalization was $19,658,348. The Partnership owned approximately 79.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading.)

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future.

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s/Funds’ primary exposures were in the FTSE 100 (United Kingdom), CBOE VIX Market Volatility (U.S.), S&P CNX Nifty (India), SPI 200 (Australia), SGX MSCI Taiwan (Taiwan), and S&P / TSX 60 (Canada) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Commodities:

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2018 was to fluctuations in the price of copper, nickel, aluminum, tin, lead and platinum.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains market is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2018.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities market is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, sugar, and orange juice accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2018.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2018.

Foreign Currency Balances. The Partnership/Funds may hold various foreign balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL SYSTEMATIC L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Ceres Tactical Systematic L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
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

The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

/s/ Patrick T. Egan	/s/ Steven Ross
Patrick T. Egan	Steven Ross
Chief Financial Officer and Director	President and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Systematic L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Systematic L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Ceres Tactical Systematic L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Systematic L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets:
Investment in the Fund(s)(1), at fair value (Note 6)	$83,239,963	$19,891,353
Redemptions receivable from the Funds	5,040,947	59,705,564

Equity in trading account:
Unrestricted cash (Note 3c)	38,672,319	9,691,004
Restricted cash (Note 3c)	10,116,332	4,861,056
Net unrealized appreciation on open futures contracts	1,971,870	555,896
Net unrealized appreciation on open forward contracts	217,139	169,466

Total equity in trading account	50,977,660	15,277,422

Cash at bank (Note 1)	-	436
Interest receivable (Note 3c)	87,133	11,196

Total assets	$139,345,703	$94,885,971

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	$219,228	$158,143
Management fees (Note 3b)	124,614	105,419
Incentive fees (Note 3b)	1,209,783	-
General Partner fees (Note 3a)	115,789	78,753
Professional fees	180,094	224,186
Redemptions payable to Limited Partners (Note 7)	3,477,975	2,467,781

Total liabilities	5,327,483	3,034,282

Partners’ Capital (Notes 1 and 7):
General Partner, Class A, 0.0000 and 1,371.6544 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	-	1,132,474
General Partner, Class Z, 1,844.4570 and 0.0000 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	1,746,751	-
Limited Partners, Class A, 162,712.3818 and 109,879.1528 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	124,683,920	90,719,215
Limited Partners, Class D, 7,839.3400 and 0.0000 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	7,368,184	-
Limited Partners, Class Z, 231.6350 and 0.0000 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	219,365	-

Total partners’ capital (net asset value)	134,018,220	91,851,689

Total liabilities and partners’ capital	$139,345,703	$94,885,971

Net asset value per Redeemable Unit:
Class A	$766.28	$825.63

Class D	$939.90	$-

Class Z	$947.03	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	24	$8,090	0.01%
Energy	121	113,418	0.08
Grains	64	(9,337)	(0.01)
Indices	89	(75,222)	(0.06)
Interest Rates U.S.	109	201,289	0.15
Interest Rates Non-U.S.	2,512	937,423	0.70
Livestock	46	25,025	0.02
Metals	65	91,341	0.07

Total futures contracts purchased		1,292,027	0.96

Futures Contracts Sold
Currencies	86	(36,374)	(0.03)
Energy	127	345,047	0.26
Grains	444	140,223	0.11
Indices	552	111,610	0.08
Interest Rates Non-U.S.	12	(16,588)	(0.01)
Livestock	7	(740)	(0.00) *
Metals	77	12,430	0.01
Softs	315	124,235	0.09

Total futures contracts sold		679,843	0.51

Net unrealized appreciation on open futures contracts		$1,971,870	1.47%

Unrealized Appreciation on Open Forward Contracts
Currencies	$42,320,704	$443,534	0.33%
Metals	103	392,441	0.29

Total unrealized appreciation on open forward contracts		835,975	0.62

Unrealized Depreciation on Open Forward Contracts
Currencies	$39,926,876	(549,780)	(0.41)
Metals	36	(69,056)	(0.05)

Total unrealized depreciation on open forward contracts		(618,836)	(0.46)

Net unrealized appreciation on open forward contracts		$217,139	0.16%

Investment in the Funds		Fair Value	% of Partners’ Capital
Cambridge Master Fund L.P.		$17,284,725	12.90%
SECOR Master Fund L.P.		29,850,097	22.27
CMF FORT Contrarian Master Fund LLC		20,501,423	15.30
CMF AE Capital Master Fund LLC		15,603,718	11.64

Total investment in the Funds		$83,239,963	62.11%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$950,831	$100,285	$13,464
Interest income allocated from the Funds	1,610,034	622,396	343,399

Total investment income	2,560,865	722,681	356,863

Expenses:
Expenses allocated from the Funds	950,866	920,141	1,931,290
Clearing fees related to direct investments (Note 3c)	198,500	78,467	34,851
Ongoing selling agent fees (Notes 3d and 3e)	3,008,401	2,280,301	3,612,608
General Partner fees (Note 3a)	1,587,715	1,135,421	1,800,622
Management fees (Note 3b)	1,669,655	1,575,891	2,401,013
Incentive fees (Note 3b)	1,209,783	-	188,689
Professional fees	684,585	504,189	564,889

Total expenses	9,309,505	6,494,410	10,533,962

Net investment loss	(6,748,640)	(5,771,729)	(10,177,099)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(6,854,605)	115,346	(1,471,792)
Net realized gains (losses) on closed contracts allocated from the Funds	350,555	(2,377,104)	(5,763,377)
Net change in unrealized gains (losses) on open contracts	1,438,160	371,299	369,824
Net change in unrealized gains (losses) on open contracts allocated from the Funds	598,593	(591,188)	(625,399)

Total trading results	(4,467,297)	(2,481,647)	(7,490,744)

Net income (loss)	$(11,215,937)	$(8,253,376)	$(17,667,843)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$(59.35)	$(60.21)	$(95.61)

Class D	$(60.10)	$-	$-

Class Z	$(52.97)	$-	$-

Weighted average Redeemable Units outstanding:
Class A	180,814.6943	133,367.4640	190,017.8082

Class D	10,851.3914	-	-

Class Z	2,133.6323	-	-

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2018, 2017 and 2016

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$206,869,254	210,779.3612	$-	-	$-	-	$206,869,254	210,779.3612
Subscriptions - Limited Partners	655,000	725.0740	-	-	-	-	655,000	725.0740
Redemptions - General Partner	(710,011)	(787.6200)	-	-	-	-	(710,011)	(787.6200)
Redemptions - Limited Partners	(52,481,536)	(56,439.9990)	-	-	-	-	(52,481,536)	(56,439.9990)
Net income (loss)	(17,667,843)	-	-	-	-	-	(17,667,843)	-

Partners’ Capital, December 31, 2016	136,664,864	154,276.8162	-	-	-	-	136,664,864	154,276.8162
Subscriptions - Limited Partners	33,000	37.2530	-	-	-	-	33,000	37.2530
Redemptions - General Partner	(270,000)	(318.4110)	-	-	-	-	(270,000)	(318.4110)
Redemptions - Limited Partners	(36,322,799)	(42,744.8510)	-	-	-	-	(36,322,799)	(42,744.8510)
Net income (loss)	(8,253,376)	-	-	-	-	-	(8,253,376)	-

Partners’ Capital, December 31, 2017	91,851,689	111,250.8072	-	-	-	-	91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,614,119	85,527.8080	11,507,151	11,507.1510	242,635	242.6350	82,363,905	97,277.5940
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(26,160,019)	(32,694.5790)	(3,523,403)	(3,667.8110)	(10,648)	(11.0000)	(29,694,070)	(36,373.3900)
Net income (loss)	(10,464,309)	-	(615,564)	-	(136,064)	-	(11,215,937)	-

Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2016:	$885.84	$-	$-

2017:	$825.63	$-	$-

2018:	$766.28	$939.90	$947.03

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of FORT Contrarian Master (as defined below) and AE Capital Master (as defined below), and was the Trading Manager of Boronia Trading Company (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent

Ceres Tactical Systematic L.P.

Notes to Financial Statements

fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differs from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

As of December 31, 2018, all trading decisions are made for the Partnership by Mesirow Financial International UK Limited (“Mesirow”), ISAM Systematic Management (“ISAM SM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, Cambridge, ISAM, Willowbridge, Aspect, Graham, Boronia, JE Moody and Altis. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

ISAM SM directly trades, and ISAM directly traded, the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. Effective January 19, 2018, FORT directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), the Partnership, and prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC” or “Boronia Trading Company”), CMF Altis Partners Master Fund L.P. (“Altis Master”) and JEM Master Fund L.P. (“JEM Master”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Willowbridge Master, Aspect Master, Graham Master, Boronia I, LLC, Altis Master and JEM Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Effective July 12, 2017, Willowbridge Master, Aspect Master, Graham Master, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Willowbridge Master, SECOR Master and Cambridge Master, Willowbridge, SECOR and Mesirow are all parties to the FX Agreements for the Funds to which each acts as an Advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,736,101) (proceeds of $1,726,375) and $1,279,677 (cost of $1,263,916) as of December 31, 2018 and 2017, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership.

Effective October 1, 2018, Mesirow receives a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of the adjusted month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. The Partnership pays to SECOR a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT, and a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. The Partnership pays to AE Capital a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Graham. Prior to their terminations on December 31, 2017, Willowbridge and Aspect each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Willowbridge and Aspect, respectively. Prior to its termination on December 31, 2017, Boronia Trading Company paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of the Boronia Trading Company as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata allocation of the management fee of Boronia I, LLC. Prior to its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets allocated to Altis.

In addition, effective October 1, 2018, the Partnership is obligated to pay Mesirow an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership was obligated to pay Cambridge an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. The Partnership is obligated to pay SECOR an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. The Partnership is obligated to pay FORT an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. The Partnership is obligated to pay AE Capital an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Prior to their respective terminations on December 31, 2017, the Partnership was obligated to pay Willowbridge, Aspect and Graham each an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. Only the incentive fees paid by Boronia I, LLC to Boronia for New Trading Profits earned for the Partnership were allocated to the Partnership. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional trading advisors at any time.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held by the Partnership for margin requirements was $10,116,332 and $4,861,056, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Prior to January 1, 2018, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who had sold Class A Redeemable Units and Class D Redeemable Units in the Partnership.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

e.	Harbor Selling Agreement:

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 5,300 and 2,046, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 262 and 112, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were $170,689,378 and $58,373,951, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2018 and 2017, respectively.

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,636,639	$(664,769)	$1,971,870	$-	$-	$1,971,870
Forwards	835,975	(618,836)	217,139	-	-	217,139

Total assets	$3,472,614	$(1,283,605)	$2,189,009	$-	$-	$2,189,009

Liabilities
Futures	$(664,769)	$664,769	$-	$-	$-	$-
Forwards	(618,836)	618,836	-	-	-	-

Total liabilities	$(1,283,605)	$1,283,605	$-	$-	$-	$-

Net fair value						$2,189,009	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,027,835	$(471,939)	$555,896	$-	$-	$555,896
Forwards	494,616	(325,150)	169,466	-	-	169,466

Total assets	$1,522,451	$(797,089)	$725,362	$-	$-	$725,362

Liabilities
Futures	$(471,939)	$471,939	$-	$-	$-	$-
Forwards	(325,150)	325,150	-	-	-	-

Total liabilities	$(797,089)	$797,089	$-	$-	$-	$-

Net fair value						$725,362	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

	December 31, 2018
Assets
Futures Contracts
Currencies	$41,947
Energy	647,829
Grains	160,024
Indices	196,704
Interest Rates U.S.	202,570
Interest Rates Non-U.S.	949,077
Livestock	26,050
Metals	140,316
Softs	272,122

Total unrealized appreciation on open futures contracts	2,636,639

Liabilities
Futures Contracts
Currencies	(70,231)
Energy	(189,364)
Grains	(29,138)
Indices	(160,316)
Interest Rates U.S.	(1,281)
Interest Rates Non-U.S.	(28,242)
Livestock	(1,765)
Metals	(36,545)
Softs	(147,887)

Total unrealized depreciation on open futures contracts	(664,769)

Net unrealized appreciation on open futures contracts	$1,971,870	*

Assets
Forward Contracts
Currencies	$443,534
Metals	392,441

Total unrealized appreciation on open forward contracts	835,975

Liabilities
Forward Contracts
Currencies	(549,780)
Metals	(69,056)

Total unrealized depreciation on open forward contracts	(618,836)

Net unrealized appreciation on open forward contracts	$217,139	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2018, 2017 and 2016, respectively.

Sector	2018		2017		2016
Currencies	$(2,332,511)		$(502,493)		$12,482
Energy	2,703,797		59,510		(764,839)
Grains	(825,218)		(618,535)		61,794
Indices	(3,649,681)		2,388,247		11,075
Interest Rates U.S.	265,234		(169,085)		(30,501)
Interest Rates Non-U.S.	(129,912)		(553,886)		(423,179)
Livestock	(203,587)		(203,797)		24,283
Metals	(1,151,776)		203,690		(85,005)
Softs	(92,791)		(117,006)		91,922

Total	$(5,416,445)	***	$486,645	***	$(1,101,968)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,636,639	$2,636,639	$-	$-
Forwards	835,975	-	835,975	-

Total Assets	$3,472,614	$2,636,639	$835,975	$-

Liabilities
Futures	$664,769	$664,769	$-	$-
Forwards	618,836	-	618,836	-

Total Liabilities	$1,283,605	$664,769	$618,836	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,027,835	$1,027,835	$-	$-
Forwards	494,616	-	494,616	-

Total Assets	$1,522,451	$1,027,835	$494,616	$-

Liabilities
Futures	$471,939	$471,939	$-	$-
Forwards	325,150	-	325,150	-

Total Liabilities	$797,089	$471,939	$325,150	$-

6.	Investment in the Funds:

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective October 1, 2018, Mesirow has undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Cambridge Master permits accounts managed by Mesirow, and permitted accounts managed by Cambridge, using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Mesirow, and previously managed by Cambridge, including the Partnership, are or were permitted to be limited partners of Cambridge Master. The General Partner and Mesirow believe, and Cambridge believed, that trading through this structure promotes or promoted efficiency and economy in the trading process. The General Partner and Mesirow have agreed that Mesirow will trade the Partnership’s assets allocated to Mesirow utilizing up to 1.5 times the leverage normally applied to both programs. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2.0 times the amount of assets allocated. The General Partner and Cambridge previously agreed to the same terms.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017), which were charged at the Boronia Trading Company level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of December 31, 2018, the Partnership owned approximately 100.0% of Cambridge Master, 84.7% of SECOR Master, 11.5% of FORT Contrarian Master and 79.2% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 8.1% of Willowbridge Master, 44.9% of Aspect Master, 65.7% of Graham Master, 35.0% of Boronia I, LLC and 65.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	December 31, 2018

	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
SECOR Master	37,347,676	2,170,539	35,177,137
FORT Contrarian Master	180,042,210	1,648,773	178,393,437
AE Capital Master	19,758,302	99,954	19,658,348

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Willowbridge Master	$336,101,673	$39,096,772	$297,004,901
Aspect Master	31,265,102	16,568,191	14,696,911
Graham Master	17,461,265	11,507,153	5,954,112
Boronia I, LLC	20,339,272	20,339,272	-
Cambridge Master	31,063,463	4,384,639	26,678,824

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cambridge Master	$371,194	$(3,386,331)	$(3,015,137)
SECOR Master	(184,045)	8,191,065	8,007,020
FORT Contrarian Master	2,172,289	(12,008,806)	(9,836,517)
AE Capital Master (a)	180,229	(1,180,663)	(1,000,434)

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Willowbridge Master	$1,244,821	$(27,512,190)	$(26,267,369)
Aspect Master	86,824	237,022	323,846
Graham Master	17,954	1,841,308	1,859,262
Boronia I, LLC	(1,350,616)	(7,153,817)	(8,504,433)
Cambridge Master	141,596	1,967,437	2,109,033

(a)	From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Cambridge Master	12.90%	$17,284,725	$(2,882,082)	$81,191	$61,444	$-	$-	$(3,024,717)	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	7,163,555	516,774	55,367	-	-	6,591,414	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	(1,174,034)	72,292	14,941	-	-	(1,261,267)	Commodity Portfolio	Monthly
AE Capital Master (a)	11.64%	15,603,718	(548,257)	102,075	46,782	-	-	(697,114)	Commodity Portfolio	Monthly

Total		$83,239,963	$2,559,182	$772,332	$178,534	$-	$-	$1,608,316

	December 31, 2017		For the year ended December 31, 2017
	% of			Expenses				Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Management Fee	Incentive Fee	Income (Loss)	Investment Objective	Redemptions Permitted
Willowbridge Master	0.00%	$-	$(2,262,268)	$129,443	$6,247	$-	$-	$(2,397,958)	Commodity Portfolio	Monthly
Aspect Master	0.00%	-	217,908	48,096	27,426	-	-	142,386	Commodity Portfolio	Monthly
Graham Master	0.00%	-	1,326,851	40,258	43,405	-	-	1,243,188	Commodity Portfolio	Monthly
Boronia I, LLC	0.00%	-	(2,296,906)	336,343	36,937	157,165	-	(2,827,351)	Commodity Portfolio	Monthly
Cambridge Master	21.66%	19,891,353	668,519	63,273	31,548	-	-	573,698	Commodity Portfolio	Monthly

Total		$19,891,353	$(2,345,896)	$617,413	$145,563	$157,165	$-	$(3,266,037)

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through December 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

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

8.     Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017	2016
	Class A	Class D	Class Z	Class A	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(24.12)	$(29.68)	$(30.29)	$(16.93)	$(42.05)
Net investment loss	(35.23)	(30.42)	(22.68)	(43.28)	(53.56)

Increase (decrease) for the year	(59.35)	(60.10)	(52.97)	(60.21)	(95.61)
Net asset value per Redeemable Unit, beginning of year	825.63	1,000.00	1,000.00	885.84	981.45

Net asset value per Redeemable Unit, end of year	$766.28	$939.90	$947.03	$825.63	$885.84

	2018			2017	2016
	Class A	Class D	Class Z	Class A	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.4)%	(3.2)%	(2.4)%	(5.1)%	(5.7)%

Operating expenses	5.3%	4.1%	3.2%	5.8%	5.7%
Incentive fees	0.8%	0.8%	0.8%	-%	0.2%

Total expenses	6.1%	4.9%	4.0%	5.8%	5.9%

Total return:
Total return before incentive fees	(6.4)%	(5.3)%	(4.6)%	(6.8)%	(9.5)%
Incentive fees	(0.8)%	(0.7)%	(0.7)%	-%	(0.2)%

Total return after incentive fees	(7.2)%	(6.0)%	(5.3)%	(6.8)%	(9.7)%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

9.     Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 39.0% to 72.8% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner and the Partnership have entered into a management agreement effective as of February 1, 2019, with ADG Capital Management LLP (“ADG”), a limited liability partnership registered in England and Wales, pursuant to which ADG acts as a commodity trading advisor for the Partnership. Effective February 1, 2019, ADG trades the Partnership’s assets allocated to it indirectly through an investment in CMF ADG Master Fund LLC and pursuant to ADG’s Systematic Macro Strategy.

Effective March 6, 2019, Maureen O’Toole has resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$698,358	$674,782	$630,672	$557,053
Total expenses	(2,626,241)	(1,607,248)	(2,305,006)	(2,771,010)
Total trading results	(1,924,183)	(3,549,213)	(812,289)	1,818,388

Net income (loss)	$(3,852,066)	$(4,481,679)	$(2,486,623)	$(395,569)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(20.96)	$(23.74)	$(12.26)	$(2.39)

Class D	$(22.65)	$(25.92)	$(11.78)	$0.25

Class Z	$(20.98)	$(24.19)	$(9.93)	$2.13

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$218,240	$195,247	$174,834	$134,360
Total expenses	(1,435,532)	(1,533,109)	(1,689,305)	(1,836,464)
Total trading results	2,609,270	(2,908,888)	(1,427,129)	(754,900)

Net income (loss)	$1,391,978	$(4,246,750)	$(2,941,600)	$(2,457,004)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$11.31	$(33.64)	$(21.63)	$(16.25)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

The General Partner and the Partnership have entered into a management agreement effective as of February 1, 2019, with ADG Capital Management LLP (“ADG”), a limited liability partnership registered in England and Wales, pursuant to which ADG acts as a commodity trading advisor for the Partnership. Effective February 1, 2019, ADG trades the Partnership’s assets allocated to it indirectly through an investment in CMF ADG Master Fund LLC and pursuant to ADG’s Systematic Macro Strategy.

Effective March 6, 2019, Maureen O’Toole resigned as a Director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

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

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of adjusted month-end net assets of the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	1,844.4570	88.84%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490	Class A Redeemable Units

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years ended December 31, 2018 and 2017 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018        $237,793

2017        $165,469

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedules of Investments at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

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

(a)

Amendment No.  1 to Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 5, 2018 and incorporated herein by reference).

(b)

Novation Agreement by and among the Partnership, the General Partner, Cambridge and Mesirow (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2018 and incorporated herein by reference).

(c)	Letter from the General Partner extending the Management Agreement with Cambridge from June 30, 2018 through June 30, 2019 (filed herewith).

10.16	Management Agreement among the Partnership, the General Partner and ISAM (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 12, 2016 and incorporated herein by reference).

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

(c)

Novation Agreement by and among the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, ISAM SM and ISAM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 31, 2018 and incorporated herein by reference).

10.17	Management Agreement among the Partnership, the General Partner and SECOR (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2018 and incorporated herein by reference).

(a)	Letter from the General Partner extending the Management Agreement with SECOR from June 30, 2018 through June 30, 2019 (filed herewith).

10.18	Management Agreement among the Partnership, the General Partner and FORT (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2018 and incorporated herein by reference).

10.19	Management Agreement among the Partnership, the General Partner and AE Capital (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2018 and incorporated herein by reference).

10.20

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner, Morgan Stanley Distribution Inc., and Harbor Investment Advisory LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference).

10.21

Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.22

International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.23

Schedule to International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.24

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.25	Institutional Account Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.26

Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

(a)

Amendment and Assignment of Foreign Exchange and Bullion Authorization Agreement by and among Cambridge, Mesirow, Cambridge Master Fund and JPMorgan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference).

10.27

International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

(a)

Amendment to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference).

10.28

Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.29

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.30	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.31

Foreign Exchange and Bullion Authorization Agreement between Graham Master and JPMorgan (filed as Exhibit 11.11 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.32

International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.12 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.33

Schedule to International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.13 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.34

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.14 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.35	Institutional Account Agreement between Graham Master and JPMorgan (filed as Exhibit 11.15 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.36

Foreign Exchange and Bullion Authorization Agreement among Willowbridge, Willowbridge Master and JPMorgan (filed as Exhibit 11.16 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.37

International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.17 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.38

Schedule to International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.18 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.39

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.19 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.40	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.20 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

99.1	Financial Statements of Cambridge Master Fund L.P.

99.2	Financial Statements of SECOR Master Fund L.P

99.3	Financial Statements of CMF FORT Contrarian Master Fund LLC

99.4	Financial Statements of CMF AE Capital Master Fund LLC

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
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings	/s/ Matthew R. Graver
Steven Ross	Etsuko Jennings	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.