Form 10-Q
period 2019-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2019-05-09
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes          No X

As of April 30, 2019, 150,911.7278 Limited Partnership Class A Redeemable Units were outstanding, 7,789.3400 Limited Partnership Class D Redeemable Units were outstanding, and 261.1000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Funds(1), at fair value	$79,098,097	$83,239,963
Redemptions receivable from the Funds	12,404,832	5,040,947

Equity in trading account:
Unrestricted cash	27,922,357	38,672,319
Restricted cash	10,027,922	10,116,332
Net unrealized appreciation on open futures contracts	2,812,002	1,971,870
Net unrealized appreciation on open forward contracts	-	217,139

Total equity in trading account	40,762,281	50,977,660

Interest receivable	72,640	87,133

Total assets	$132,337,850	$139,345,703

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$228,403	$-
Accrued expenses:
Ongoing selling agent fees	208,950	219,228
Management fees	118,040	124,614
Incentive fees	437,931	1,209,783
General Partner fees	109,770	115,789
Professional fees	176,519	180,094
Redemptions payable to Limited Partners	2,329,127	3,477,975

Total liabilities	3,608,740	5,327,483

Partners’ Capital:
General Partner, Class Z, 1,844.4570 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	1,781,974	1,746,751
Limited Partners, Class A, 153,303.1398 and 162,712.3818 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	119,240,158	124,683,920
Limited Partners, Class D, 7,789.3400 and 7,839.3400 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	7,454,723	7,368,184
Limited Partners, Class Z, 261.1000 and 231.6350 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	252,255	219,365

Total partners’ capital (net asset value)	128,729,110	134,018,220

Total liabilities and partners’ capital	$132,337,850	$139,345,703

Net asset value per Redeemable Unit:
Class A	$777.81	$766.28

Class D	$957.04	$939.90

Class Z	$966.12	$947.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$(2,731)	(0.00) *%
Energy	116	(83,919)	(0.07)
Grains	9	3,402	0.00 *
Indices	339	181,839	0.14
Interest Rates U.S.	161	232,750	0.18
Interest Rates Non-U.S.	3,046	1,989,537	1.55
Livestock	112	(18,808)	(0.01)
Metals	90	(138,672)	(0.11)
Softs	3	(920)	(0.00) *

Total futures contracts purchased		2,162,478	1.68

Futures Contracts Sold
Currencies	46	7,691	0.01
Energy	50	36,930	0.03
Grains	519	439,307	0.34
Indices	159	(8,003)	(0.01)
Metals	17	1,878	0.00 *
Softs	317	171,721	0.13

Total futures contracts sold		649,524	0.50

Net unrealized appreciation on open futures contracts		$2,812,002	2.18%

Unrealized Appreciation on Open Forward Contracts
Currencies	$32,867,821	$217,127	0.17%
Metals	63	77,962	0.06

Total unrealized appreciation on open forward contracts		295,089	0.23

Unrealized Depreciation on Open Forward Contracts
Currencies	$50,992,054	(446,485)	(0.35)
Metals	36	(77,007)	(0.06)

Total unrealized depreciation on open forward contracts		(523,492)	(0.41)

Net unrealized depreciation on open forward contracts		$(228,403)	(0.18)%

Investment in the Funds		Fair Value	% of Partners’ Capital
SECOR Master Fund L.P.		$27,224,703	21.15%
CMF FORT Contrarian Master Fund LLC		20,697,208	16.08
CMF AE Capital Master Fund LLC		12,416,566	9.65
CMF ADG Master Fund LLC		18,759,620	14.57

Total investment in the Funds		$79,098,097	61.45%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$229,034	$224,570
Interest income allocated from the Funds	470,953	332,483

Total investment income	699,987	557,053

Expenses:
Expenses allocated from the Funds	235,654	209,943
Clearing fees related to direct investments	28,327	75,070
Ongoing selling agent fees	631,799	829,840
General Partner fees	331,658	437,400
Management fees	357,274	437,524
Incentive fees	437,931	645,886
Professional fees	125,844	135,347

Total expenses	2,148,487	2,771,010

Net investment loss	(1,448,500)	(2,213,957)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	377,042	(2,388,086)
Net realized gains (losses) on closed contracts allocated from the Funds	1,582,845	1,198,614
Net change in unrealized gains (losses) on open contracts	417,623	353,813
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,036,542	2,654,047

Total trading results	3,414,052	1,818,388

Net income (loss)	$1,965,552	$(395,569)

Net income (loss) per Redeemable Unit*:
Class A	$11.53	$(2.39)

Class D	$17.14	$0.25

Class Z	$19.09	$2.13

Weighted average Redeemable Units outstanding:
Class A	159,243.8698	193,160.1643

Class D	7,822.6733	11,344.6870

Class Z	2,105.5570	2,284.2533

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	-	-	-	-	27,904	29.4650	27,904	29.4650
Redemptions - Limited Partners	(7,235,464)	(9,409.2420)	(47,102)	(50.0000)	-	-	(7,282,566)	(9,459.2420)
Net income (loss)	1,791,702	-	133,641	-	40,209	-	1,965,552	-

Partners’ Capital, March 31, 2019	$119,240,158	153,303.1398	$7,454,723	7,789.3400	$2,034,229	2,105.5570	$128,729,110	163,198.0368

Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,601,619	85,512.4190	11,507,151	11,507.1510	242,635	242.6350	82,351,405	97,262.2050
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(6,256,839)	(7,528.5910)	(249,355)	(243.6960)	-	-	(6,506,194)	(7,772.2870)
Net income (loss)	(382,744)	-	8,456	-	(21,281)	-	(395,569)	-

Partners’ Capital, March 31, 2018	$154,656,165	187,862.9808	$11,266,252	11,263.4550	$2,091,547	2,087.0920	$168,013,964	201,213.5278

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of FORT Contrarian Master (as defined below), ADG Master (as defined below) and AE Capital Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2019, all trading decisions were made for the Partnership by ADG Capital Management LLP (“ADG”), ISAM Systematic Management (“ISAM SM”), SECOR Capital Advisors, LP (“SECOR”), FORT, L.P. (“FORT”) and AE Capital Pty Limited (“AE Capital”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Reference herein to “Advisors” may include, as relevant, Cambridge, Mesirow and ISAM. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

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

SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), the Partnership, and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), have entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) and CMF ADG Master Fund LLC (“ADG Master”) have entered into futures brokerage account agreements with MS&Co. SECOR Master, AE Capital Master, ADG Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, Cambridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017, SECOR Master and, prior to its termination, Cambridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge are or were parties to the FX Agreements for the Funds to which each acts or acted as an Advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date, and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $10,027,922 and $10,116,332, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(1,483,719) (proceeds of $1,497,026) and $(1,736,101) (proceeds of $1,726,375) as of March 31, 2019 and December 31, 2018, respectively.

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Class A	Class D	Class Z	Class A	Class D		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$20.18	$24.70	$24.89	$8.40	$10.18		$9.51
Net investment loss	(8.65)	(7.56)	(5.80)	(10.79)	(9.93)		(7.38)

Increase (decrease) for the period	11.53	17.14	19.09	(2.39)	0.25		2.13
Net asset value per Redeemable Unit, beginning of period	766.28	939.90	947.03	825.63	1,000.00		1,000.00

Net asset value per Redeemable Unit, end of period	$777.81	$957.04	$966.12	$823.24	$1,000.25		$1,002.13

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Class A	Class D	Class Z	Class A	Class D		Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(3.5)%	(2.2)%	(1.5)%	(4.2)%	(2.9)%		(2.1)%

Operating expenses	5.4%	4.1%	3.4%	5.1%	3.8%		3.0%
Incentive fees	0.3%	0.3%	0.3%	0.4%	0.4%		0.4%

Total expenses	5.7%	4.4%	3.7%	5.5%	4.2%		3.4%

Total return:
Total return before incentive fees	1.8%	2.1%	2.3%	0.1%	0.4%		0.6%
Incentive fees	(0.3)%	(0.3)%	(0.3)%	(0.4)%	(0.4)%		(0.4)%

Total return after incentive fees	1.5%	1.8%	2.0%	(0.3)%	0.0	% ****	0.2%

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

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 4,428 and 7,062, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 210 and 417, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were $133,463,565 and $186,763,332, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$3,337,971	$(525,969)	$2,812,002	$-	$-	$2,812,002
Forwards	295,089	(295,089)	-	-	-	-

Total assets	$3,633,060	$(821,058)	$2,812,002	$-	$-	$2,812,002

Liabilities
Futures	$(525,969)	$525,969	$-	$-	$-	$-
Forwards	(523,492)	295,089	(228,403)	-	228,403	-

Total liabilities	$(1,049,461)	$821,058	$(228,403)	$-	$228,403	$-

Net fair value						$2,812,002	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,636,639	$(664,769)	$1,971,870	$-	$-	$1,971,870
Forwards	835,975	(618,836)	217,139	-	-	217,139

Total assets	$3,472,614	$(1,283,605)	$2,189,009	$-	$-	$2,189,009

Liabilities
Futures	$(664,769)	$664,769	$-	$-	$-	$-
Forwards	(618,836)	618,836	-	-	-	-

Total liabilities	$(1,283,605)	$1,283,605	$-	$-	$-	$-

Net fair value						$2,189,009	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets
Futures Contracts
Currencies	$29,434
Energy	84,861
Grains	445,466
Indices	209,052
Interest Rates U.S.	236,258
Interest Rates Non-U.S.	1,998,711
Livestock	25,870
Metals	45,368
Softs	262,951

Total unrealized appreciation on open futures contracts	3,337,971

Liabilities
Futures Contracts
Currencies	(24,474)
Energy	(131,850)
Grains	(2,757)
Indices	(35,216)
Interest Rates U.S.	(3,508)
Interest Rates Non-U.S.	(9,174)
Livestock	(44,678)
Metals	(182,162)
Softs	(92,150)

Total unrealized depreciation on open futures contracts	(525,969)

Net unrealized appreciation on open futures contracts	$2,812,002	*

Assets
Forward Contracts
Currencies	$217,127
Metals	77,962

Total unrealized appreciation on open forward contracts	295,089

Liabilities
Forward Contracts
Currencies	(446,485)
Metals	(77,007)

Total unrealized depreciation on open forward contracts	(523,492)

Net unrealized depreciation on open forward contracts	$(228,403)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,
Sector	2019		2018
Currencies	$(533,821)		$64,246
Energy	(921,525)		(202,013)
Grains	260,067		(569,489)
Indices	82,617		(1,741,703)
Interest Rates U.S.	169,304		532,804
Interest Rates Non-U.S.	2,525,073		933,235
Livestock	(172,297)		104,528
Metals	(632,712)		(1,266,479)
Softs	17,959		110,598

Total	$794,665	***	$(2,034,273)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,337,971	$3,337,971	$-	$-
Forwards	295,089	-	295,089	-

Total Assets	$3,633,060	$3,337,971	$295,089	$-

Liabilities
Futures	$525,969	$525,969	$-	$-
Forwards	523,492	-	523,492	-

Total Liabilities	$1,049,461	$525,969	$523,492	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,636,639	$2,636,639	$-	$-
Forwards	835,975	-	835,975	-

Total Assets	$3,472,614	$2,636,639	$835,975	$-

Liabilities
Futures	$664,769	$664,769	$-	$-
Forwards	618,836	-	618,836	-

Total Liabilities	$1,283,605	$664,769	$618,836	$-

6.	Investment in the Funds:

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2019, the assets allocated to ADG for trading were invested in ADG Master, a limited liability company organized under the limited liability company laws of the State of Delaware. ADG Master permits accounts managed by ADG using its Systematic Macro Strategy, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of ADG Master. Individual and pooled accounts currently managed by ADG are permitted to be members of ADG Master. The Trading Manager and ADG believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On December 1, 2015, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective October 1, 2018 until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Cambridge Master permitted accounts managed by Mesirow/Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cambridge Master on March 31, 2019.

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2019.

The Partnership’s and the Funds’ trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership and the Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of March 31, 2019, the Partnership owned 64.3% of SECOR Master, 12.2% of FORT Contrarian Master, 66.3% of AE Capital Master and 63.1% of ADG Master. As of December 31, 2018, the Partnership owned 100.0% of Cambridge Master, 84.7% of SECOR Master, 11.5% of FORT Contrarian Master and 79.2% of AE Capital Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2019
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$12,234,753	$12,234,753	$-
SECOR Master	42,956,875	645,175	42,311,700
FORT Contrarian Master	172,460,627	2,623,913	169,836,714
AE Capital Master	18,810,537	111,558	18,698,979
ADG Master	30,746,424	1,075,711	29,670,713

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
Cambridge Master	$21,433,817	$4,151,814	$17,282,003
SECOR Master	37,347,676	2,170,539	35,177,137
FORT Contrarian Master	180,042,210	1,648,773	178,393,437
AE Capital Master	19,758,302	99,954	19,658,348

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Cambridge Master	$71,028	$(1,169,131)	$(1,098,103)
SECOR Master	(47,181)	3,326,837	3,279,656
FORT Contrarian Master	803,870	19,700,082	20,503,952
AE Capital Master	86,493	(895,582)	(809,089)
ADG Master (a)	68,144	(249,709)	(181,565)

	For the three months ended March 31, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
Cambridge Master	$85,288	$2,010,327	$2,095,615
SECOR Master	(50,101)	3,566,528	3,516,427
FORT Contrarian Master	251,234	(4,009,717)	(3,758,483)
AE Capital Master (b)	38,714	(155,473)	(116,759)

(a)	From February 1, 2019, commencement of operations for ADG Master, through March 31, 2019.

(b)	From February 1, 2018, commencement of operations for AE Capital Master, through March 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master	0.00%	$-	$(1,069,568)	$13,782	$14,753	$(1,098,103)	Commodity Portfolio	Monthly
SECOR Master	21.15%	27,224,703	2,349,716	143,150	10,259	2,196,307	Commodity Portfolio	Monthly
FORT Contrarian Master	16.08%	20,697,208	2,437,928	13,872	1,996	2,422,060	Commodity Portfolio	Monthly
AE Capital Master	9.65%	12,416,566	(531,229)	11,306	10,761	(553,296)	Commodity Portfolio	Monthly
ADG Master (a)	14.57%	18,759,620	(96,507)	8,061	7,714	(112,282)	Commodity Portfolio	Monthly

Total		$79,098,097	$3,090,340	$190,171	$45,483	$2,854,686

	December 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
Cambridge Master	12.90%	$17,284,725	$1,992,300	$20,846	$15,486	$1,955,968	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	3,128,180	120,541	14,653	2,992,986	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	(859,945)	19,261	7,647	(886,853)	Commodity Portfolio	Monthly
AE Capital Master (b)	11.64%	15,603,718	(75,391)	2,521	8,988	(86,900)	Commodity Portfolio	Monthly

Total		$83,239,963	$4,185,144	$163,169	$46,774	$3,975,201

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through March 31, 2019.

(b)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 26.9% to 59.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

Effective April 3, 2019, the General Partner terminated AE Capital as an Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. The assets previously allocated to AE Capital were reallocated to the other commodity trading advisors in the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

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

For the three months ended March 31, 2019, the Partnership’s capital decreased 3.9% from $134,018,220 to $128,729,110. This decrease was attributable to redemptions of 9,409.2420 Class A limited partner Redeemable Units totaling $7,235,464 and redemptions of 50.0000 Class D limited partner Redeemable Units totaling $47,102, which was partially offset by subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904 and net income of $1,965,552. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2019, the Partnership’s net asset value per Class A Redeemable Unit increased 1.5% from $766.28 to $777.81 as compared to a decrease of 0.3% in the same period of 2018. During the Partnership’s first quarter of 2019, the Partnership’s net asset value per Class D Redeemable Unit increased 1.8% from $939.90 to $957.04 as compared to an increase of 0.03% in the same period of 2018. During the Partnership’s first quarter of 2019, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.0% from $947.03 to $966.12 as compared to an increase of 0.2% in the same period of 2018. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $3,414,052. Gains were primarily attributable to the Partnership’s/Funds’ trading in grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, energy, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $1,818,388. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S and non-U.S. interest rates, livestock and softs and were partially offset by losses in grains, metals and indices.

During the first quarter, the most notable trading gains were recorded within the global interest rate sector during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the energy sector during January from short positions in crude oil and its refined products as prices rebounded off prior lows on the announcement of additional supply cuts by the OPEC bloc. Additional losses were experienced within the currency sector primarily during February from long positions in the Australian dollar versus the U.S. dollar as the value of the Pacific nation’s currency declined amid global trade war concerns. Within the metals markets, losses were recorded during January from short positions in nickel, copper, aluminum, and zinc futures as industrial metals prices rallied higher on signs of growing global demand. Further losses within the metals markets were incurred during March from positions in palladium futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2019 increased by $142,934 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2019 decreased by $46,743 as compared to the corresponding period in 2018. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 decreased by $198,041 as compared to the corresponding period in 2018. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2019 decreased by $105,742 as compared to the corresponding period in 2018. The decrease was primarily due to a decrease in average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2019 decreased by $80,250 as compared to the corresponding period in 2018. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2019 and 2018 resulted in incentive fees of $437,931 and $645,886, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2019 and December 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2019			December 31, 2018
Mesirow	0%	$-		13%	$17,312,473
SECOR	21%	$26,786,656		22%	$29,849,981
FORT	31%	$39,542,688	*	30%	$40,377,497	*	*
AE Capital	9%	$12,416,489		12%	$15,603,641
ISAM SM	20%	$26,353,159		23%	$30,874,628
ADG	19%	$23,630,118		0%	$-

*	Amount includes $23,132,308 allocated to FORT Contrarian Master and $16,410,380 allocated to FORT for direct trading.

**	Amount includes $20,501,307 allocated to FORT Contrarian Master and $19,876,190 allocated to FORT for direct trading.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of ISAM SM and with respect to a portion of the assets allocated to FORT, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM SM and FORT directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by ISAM SM and FORT) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Partnership’s total capitalization was $128,729,110.

March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,310,839	6.45%
Energy	653,153	0.51
Grains	1,135,691	0.88
Indices	8,441,759	6.56
Interest Rates U.S.	504,650	0.39
Interest Rates Non-U.S.	3,350,996	2.60
Livestock	316,109	0.25
Metals	1,268,080	0.99
Softs	1,212,295	0.94

Total	$25,193,572	19.57%

As of December 31, 2018, the Partnership’s total capitalization was $134,018,220.

December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,854,972	8.85%
Energy	1,982,250	1.48
Grains	1,144,646	0.85
Indices	5,831,824	4.35
Interest Rates U.S.	325,581	0.24
Interest Rates Non-U.S.	2,993,718	2.24
Livestock	509,818	0.38
Metals	1,940,043	1.45
Softs	755,651	0.56

Total	$27,338,503	20.40%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2019
			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,943,771	3.84%	$5,808,813	$4,209,624	$5,079,409
Energy	382,996	0.30	892,557	295,935	450,869
Grains	479,412	0.37	511,873	284,397	414,492
Indices	994,736	0.77	1,121,749	466,103	797,235
Interest Rates U.S.	350,520	0.27	352,210	190,585	275,272
Interest Rates Non-U.S.	1,566,113	1.22	1,592,426	888,911	1,430,839
Livestock	193,820	0.15	206,769	89,155	159,940
Metals	418,002	0.32	1,248,261	347,048	581,473
Softs	546,667	0.42	546,667	388,742	458,969

Total	$9,876,037	7.66%

*	Average of daily Values at Risk.

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,327,889	3.23%	$10,968,659	$127,556	$6,230,429
Energy	892,557	0.67	1,954,791	497,317	950,471
Grains	453,083	0.34	907,466	189,581	421,500
Indices	1,053,861	0.79	4,922,389	637,480	1,580,120
Interest Rates U.S.	220,562	0.16	394,893	70,521	243,206
Interest Rates Non-U.S.	1,413,022	1.05	1,718,201	337,661	1,251,307
Livestock	89,155	0.07	226,270	10,890	119,768
Metals	846,820	0.63	2,002,271	350,990	803,209
Softs	497,762	0.37	1,200,765	175,815	617,547

Total	$9,794,711	7.31%

*	Annual average of month-end Values at Risk.

As of March 31, 2019, SECOR Master’s total capitalization was $42,311,700. The Partnership owned approximately 64.3% of SECOR Master. As of March 31, 2019, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2019
			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,286,285	5.40%	$5,747,977	$2,267,376	$4,386,628
Energy	371,792	0.88	1,264,626	242,465	515,376
Grains	1,020,652	2.41	1,360,384	305,492	762,803
Indices	8,023,291	18.96	8,550,193	4,303,298	6,119,326
Interest Rates U.S.	155,887	0.37	815,803	65,715	223,819
Interest Rates Non-U.S.	720,109	1.70	1,577,950	720,109	1,126,884
Livestock	190,185	0.45	594,605	66,462	228,779
Metals	1,313,528	3.10	1,313,528	1,069,299	1,186,579
Softs	1,035,191	2.45	1,035,191	304,474	651,844

Total	$15,116,920	35.72%

*	Average of daily Values at Risk.

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

As of March 31, 2019, FORT Contrarian Master’s total capitalization was $169,836,714. The Partnership owned approximately 12.2% of FORT Contrarian Master. As of March 31, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,680,921	1.58%	$2,722,342	$1,601,906	$2,168,042
Energy	254,876	0.15	705,071	126,587	329,643
Indices	6,072,209	3.58	6,167,567	3,563,636	5,170,435
Interest Rates U.S.	183,650	0.11	820,972	135,327	541,756
Interest Rates Non-U.S.	3,529,261	2.08	4,627,290	2,496,353	3,822,071
Metals	44,913	0.03	301,202	44,913	141,902

Total	$12,765,830	7.53%

*	Average of daily Values at Risk.

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

As of March 31, 2019, AE Capital Master’s total capitalization was $18,698,979. The Partnership owned approximately 66.3% of AE Capital Master. As of March 31, 2019, AE Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital Master for trading) was as follows:

March 31, 2019
			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,595,797	8.53%	$5,823,048	$-	$1,229,485

Total	$1,595,797	8.53%

*	Average of daily Values at Risk.

As of December 31, 2018, AE Capital Master’s total capitalization was $19,658,348. The Partnership owned approximately 79.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital Master for trading.)

As of March 31, 2019, ADG Master’s total capitalization was $29,670,713. The Partnership owned approximately 63.1% of ADG Master. As of March 31, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$811,253	2.73%	$817,650	$572,375	$740,459
Indices	2,452,040	8.26	3,128,153	631,466	2,631,563
Interest Rates U.S.	49,904	0.17	63,503	8,349	33,380
Interest Rates Non-U.S.	1,412,493	4.76	1,507,981	985,559	1,389,149

Total	$4,725,690	15.92%

*	Average of daily Values at Risk.

As of March 31, 2019, the Partnership fully redeemed its investment in Cambridge Master.

As of December 31, 2018, Cambridge Master’s total capitalization was $17,282,003. The Partnership owned 100.0% of Cambridge Master. As of December 31, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge (prior to October 1, 2018) and Mesirow (from October 1, 2018 to December 31, 2018) for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

(d) Maximum
					(c) Total	Number (or
					Number of	Approximate
					Redeemable	Dollar Value)
					Units	of Redeemable
	Class A	Class A	Class D	Class D	Purchased	Units that
	(a) Total	(b) Average	(a) Total	(b) Average	as Part of	May Yet Be
	Number of	Price Paid	Number of	Price Paid	Publicly	Purchased
	Redeemable	per	Redeemable	per	Announced	Under the
	Units	Redeemable	Units	Redeemable	Plans or	Plans or
Period	Purchased*	Unit**	Purchased*	Unit**	Programs	Programs
January 1, 2019 - January 31, 2019	3,954.3470	$763.87	N/A	N/A	N/A	N/A
February 1, 2019 - February 28, 2019	2,460.4270	$766.42	50.0000	$942.04	N/A	N/A
March 1, 2019 - March 31, 2019	2,994.4680	$777.81	N/A	N/A	N/A	N/A
	9,409.2420	$768.97	50.0000	$942.04

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.