Form 10-Q
period 2019-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2019-08-08
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes        No X

As of July 31, 2019, 142,511.7788 Limited Partnership Class A Redeemable Units were outstanding, 7,789.3400 Limited Partnership Class D Redeemable Units were outstanding, and 261.1000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets:

Investment in the Funds(1), at fair value	$63,434,481	$83,239,963
Redemptions receivable from the Funds	25,652,689	5,040,947

Equity in trading account:
Unrestricted cash	25,098,370	38,672,319
Restricted cash	8,624,825	10,116,332
Net unrealized appreciation on open futures contracts	3,151,983	1,971,870
Net unrealized appreciation on open forward contracts	107,826	217,139

Total equity in trading account	36,983,004	50,977,660

Interest receivable	92,173	87,133

Total assets	$126,162,347	$139,345,703

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$198,891	$219,228
Management fees	111,650	124,614
Incentive fees	371,111	1,209,783
General Partner fees	104,810	115,789
Professional fees	191,803	180,094
Redemptions payable to General Partner	525,000	-
Redemptions payable to Limited Partners	2,274,291	3,477,975

Total liabilities	3,777,556	5,327,483

Partners’ Capital:
General Partner, Class Z, 1,308.8850 and 1,844.4570 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	1,283,049	1,746,751
Limited Partners, Class A, 144,285.0428 and 162,712.3818 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	113,296,245	124,683,920
Limited Partners, Class D, 7,789.3400 and 7,839.3400 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	7,549,551	7,368,184
Limited Partners, Class Z, 261.1000 and 231.6350 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	255,946	219,365

Total partners’ capital (net asset value)	122,384,791	134,018,220

Total liabilities and partners’ capital	$126,162,347	$139,345,703

Net asset value per Redeemable Unit:
Class A	$785.23	$766.28

Class D	$969.22	$939.90

Class Z	$980.26	$947.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	48	$6,468	0.01%
Energy	56	28,988	0.02
Grains	51	(42,948)	(0.03)
Indices	359	120,558	0.10
Interest Rates U.S.	150	347,680	0.28
Interest Rates Non-U.S.	3,021	2,252,282	1.84
Metals	113	396,254	0.32
Softs	89	(10,434)	(0.01)

Total futures contracts purchased		3,098,848	2.53

Futures Contracts Sold
Currencies	35	(33,016)	(0.03)
Energy	106	128,132	0.11
Grains	178	28,356	0.02
Indices	202	14,824	0.01
Livestock	34	34,645	0.03
Metals	27	(42,010)	(0.03)
Softs	144	(77,796)	(0.06)

Total futures contracts sold		53,135	0.05

Net unrealized appreciation on open futures contracts		$3,151,983	2.58%

Unrealized Appreciation on Open Forward Contracts
Currencies	$43,862,386	$421,494	0.34%
Metals	118	145,770	0.12

Total unrealized appreciation on open forward contracts		567,264	0.46

Unrealized Depreciation on Open Forward Contracts
Currencies	$31,866,214	(351,445)	(0.28)
Metals	53	(107,993)	(0.09)

Total unrealized depreciation on open forward contracts		(459,438)	(0.37)

Net unrealized appreciation on open forward contracts		$107,826	0.09%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF ADG Master Fund LLC		$21,702,793	17.73%
CMF Aquantum Master Fund LLC		19,408,056	15.86
CMF FORT Contrarian Master Fund LLC		22,323,632	18.24

Total investment in the Funds		$63,434,481	51.83%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	24	$8,090	0.01%
Energy	121	113,418	0.08
Grains	64	(9,337)	(0.01)
Indices	89	(75,222)	(0.06)
Interest Rates U.S.	109	201,289	0.15
Interest Rates Non-U.S.	2,512	937,423	0.70
Livestock	46	25,025	0.02
Metals	65	91,341	0.07

Total futures contracts purchased		1,292,027	0.96

Futures Contracts Sold
Currencies	86	(36,374)	(0.03)
Energy	127	345,047	0.26
Grains	444	140,223	0.11
Indices	552	111,610	0.08
Interest Rates Non-U.S.	12	(16,588)	(0.01)
Livestock	7	(740)	(0.00) *
Metals	77	12,430	0.01
Softs	315	124,235	0.09

Total futures contracts sold		679,843	0.51

Net unrealized appreciation on open futures contracts		$1,971,870	1.47%

Unrealized Appreciation on Open Forward Contracts
Currencies	$42,320,704	$443,534	0.33%
Metals	103	392,441	0.29

Total unrealized appreciation on open forward contracts		835,975	0.62

Unrealized Depreciation on Open Forward Contracts
Currencies	$39,926,876	(549,780)	(0.41)
Metals	36	(69,056)	(0.05)

Total unrealized depreciation on open forward contracts		(618,836)	(0.46)

Net unrealized appreciation on open forward contracts		$217,139	0.16%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF AE Capital Master Fund LLC		$15,603,718	11.64%
Cambridge Master Fund L.P.		17,284,725	12.90
CMF FORT Contrarian Master Fund LLC		20,501,423	15.30
SECOR Master Fund L.P.		29,850,097	22.27

Total investment in the Funds		$83,239,963	62.11%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$216,943	$231,086	$445,977	$455,656
Interest income allocated from the Funds	416,903	399,586	887,856	732,069

Total investment income	633,846	630,672	1,333,833	1,187,725

Expenses:
Expenses allocated from the Funds	265,633	227,619	501,287	437,562
Clearing fees related to direct investments	33,669	44,633	61,996	119,703
Ongoing selling agent fees	607,246	773,928	1,239,045	1,603,768
General Partner fees	319,610	408,410	651,268	845,810
Management fees	323,372	435,765	680,646	873,289
Incentive fees	(66,820)	201,138	371,111	847,024
Professional fees	124,285	213,513	250,129	348,860

Total expenses	1,606,995	2,305,006	3,755,482	5,076,016

Net investment loss	(973,149)	(1,674,334)	(2,421,649)	(3,888,291)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	1,530,732	(2,284,702)	1,907,774	(4,672,788)
Net realized gains (losses) on closed contracts allocated from the Funds	1,106,256	87,680	2,689,101	1,286,294
Net change in unrealized gains (losses) on open contracts	661,333	471,107	1,078,956	824,920
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,104,514)	913,626	(67,972)	3,567,673

Total trading results	2,193,807	(812,289)	5,607,859	1,006,099

Net income (loss)	$1,220,658	$(2,486,623)	$3,186,210	$(2,882,192)

Net income (loss) per Redeemable Unit*:
Class A	$7.42	$(12.26)	$18.95	$(14.65)

Class D	$12.18	$(11.78)	$29.32	$(11.53)

Class Z	$14.14	$(9.93)	$33.23	$(7.80)

Weighted average Redeemable Units outstanding:
Class A	150,505.1431	184,953.5285	154,874.5065	189,056.8464

Class D	7,789.3400	11,263.4550	7,806.0067	11,304.0710

Class Z	2,105.5570	2,087.0920	2,105.5570	2,185.6727

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,601,619	85,512.4190	11,507,151	11,507.1510	242,635	242.6350	82,351,405	97,262.2050
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(13,328,444)	(16,286.3370)	(306,091)	(301.0940)	-	-	(13,634,535)	(16,587.4310)
Net income (loss)	(2,715,934)	-	(124,249)	-	(42,009)	-	(2,882,192)	-

Partners’ Capital, June 30, 2018	$145,251,370	179,105.2348	$11,076,811	11,206.0570	$2,070,819	2,087.0920	$158,399,000	192,398.3838

Partners’ Capital, March 31, 2018	$154,656,165	187,862.9808	$11,266,252	11,263.4550	$2,091,547	2,087.0920	$168,013,964	201,213.5278
Redemptions - Limited Partners	(7,071,605)	(8,757.7460)	(56,736)	(57.3980)	-	-	(7,128,341)	(8,815.1440)
Net income (loss)	(2,333,190)	-	(132,705)	-	(20,728)	-	(2,486,623)	-

Partners’ Capital, June 30, 2018	$145,251,370	179,105.2348	$11,076,811	11,206.0570	$2,070,819	2,087.0920	$158,399,000	192,398.3838

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(14,368,141)	(18,546.5200)	(47,102)	(50.0000)	-	-	(14,415,243)	(18,596.5200)
Net income (loss)	2,887,766	-	228,469	-	69,975	-	3,186,210	-

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678

Partners’ Capital, March 31, 2019	$119,240,158	153,303.1398	$7,454,723	7,789.3400	$2,034,229	2,105.5570	$128,729,110	163,198.0368
Subscriptions - Limited Partners	92,700	119.1810	-	-	-	-	92,700	119.1810
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(7,132,677)	(9,137.2780)	-	-	-	-	(7,132,677)	(9,137.2780)
Net income (loss)	1,096,064	-	94,828	-	29,766	-	1,220,658	-

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below) and FORT Contrarian Master (as defined below), and was the Trading Manager of AE Capital Master (as defined below) prior to AE Capital Master’s termination effective April 30, 2019. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2019, all trading decisions were made for the Partnership by ADG Capital Management LLP (“ADG”), AQUANTUM GmbH (“Aquantum”), FORT, L.P. (“FORT”) and ISAM Systematic Management (“ISAM SM”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Reference herein to “Advisors” may include, as relevant, AE Capital, Cambridge, Mesirow, ISAM and SECOR. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

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

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), have entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) have entered into futures brokerage account agreements with MS&Co. ADG Master, Aquantum Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, AE Capital Master, Cambridge Master and SECOR Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and prior to their respective terminations, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge were parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing selling agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $8,624,825 and $10,116,332, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(188,767) (proceeds of $187,197) and $(1,736,101) (proceeds of $1,726,375) as of June 30, 2019 and December 31, 2018, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018			Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Class A	Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$13.61	$16.81		$16.98		$(3.72)	$(4.45)	$(4.44)	$33.85	$41.52	$41.87	$4.73	$5.74	$5.15
Net investment loss	(6.19)	(4.63)		(2.84)		(8.54)	(7.33)	(5.49)	(14.90)	(12.20)	(8.64)	(19.38)	(17.27)	(12.95)

Increase (decrease) for the period	7.42	12.18		14.14		(12.26)	(11.78)	(9.93)	18.95	29.32	33.23	(14.65)	(11.53)	(7.80)
Net asset value per Redeemable Unit, beginning of period	777.81	957.04		966.12		823.24	1,000.25	1,002.13	766.28	939.90	947.03	825.63	1,000.00	1,000.00

Net asset value per Redeemable Unit, end of period	$785.23	$969.22		$980.26		$810.98	$988.47	$992.20	$785.23	$969.22	$980.26	$810.98	$988.47	$992.20

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018			Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Class A	Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.3)%	(2.1)%		(1.4)%		(3.9)%	(2.6)%	(1.8)%	(3.6)%	(2.3)%	(1.6)%	(4.3)%	(3.0)%	(2.2)%

Operating expenses	5.4%	4.1%		3.4%		5.3%	4.0%	3.3%	5.4%	4.1%	3.4%	5.2%	3.9%	3.1%
Incentive fees	(0.1)%	(0.0)	%****	(0.0)	%****	0.1%	0.1%	0.1%	0.3%	0.3%	0.3%	0.5%	0.5%	0.5%

Total expenses	5.3%	4.1%		3.4%		5.4%	4.1%	3.4%	5.7%	4.4%	3.7%	5.7%	4.4%	3.6%

Total return:
Total return before incentive fees	0.9%	1.2%		1.4%		(1.4)%	(1.1)%	(0.9)%	2.8%	3.4%	3.8%	(1.3)%	(0.7)%	(0.3)%
Incentive fees	0.1%	0.1%		0.1%		(0.1)%	(0.1)%	(0.1)%	(0.3)%	(0.3)%	(0.3)%	(0.5)%	(0.5)%	(0.5)%

Total return after incentive fees	1.0%	1.3%		1.5%		(1.5)%	(1.2)%	(1.0)%	2.5%	3.1%	3.5%	(1.8)%	(1.2)%	(0.8)%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 5,297 and 5,225, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 4,863 and 6,144, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 187 and 297, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 199 and 357, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were $130,932,850 and $165,760,163, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were $132,198,208 and $176,261,747, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
June 30, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,499,920	$(347,937)	$3,151,983	$-	$-	$3,151,983
Forwards	567,264	(459,438)	107,826	-	-	107,826

Total assets	$4,067,184	$(807,375)	$3,259,809	$-	$-	$3,259,809

Liabilities
Futures	$(347,937)	$347,937	$-	$-	$-	$-
Forwards	(459,438)	459,438	-	-	-	-

Total liabilities	$(807,375)	$807,375	$-	$-	$-	$-

Net fair value						$3,259,809	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,636,639	$(664,769)	$1,971,870	$-	$-	$1,971,870
Forwards	835,975	(618,836)	217,139	-	-	217,139

Total assets	$3,472,614	$(1,283,605)	$2,189,009	$-	$-	$2,189,009

Liabilities
Futures	$(664,769)	$664,769	$-	$-	$-	$-
Forwards	(618,836)	618,836	-	-	-	-

Total liabilities	$(1,283,605)	$1,283,605	$-	$-	$-	$-

Net fair value						$2,189,009	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Currencies	$14,563
Energy	205,010
Grains	56,896
Indices	155,308
Interest Rates U.S.	347,976
Interest Rates Non-U.S.	2,258,525
Livestock	39,015
Metals	397,064
Softs	25,563

Total unrealized appreciation on open futures contracts	3,499,920

Liabilities
Futures Contracts
Currencies	(41,111)
Energy	(47,890)
Grains	(71,488)
Indices	(19,926)
Interest Rates U.S.	(296)
Interest Rates Non-U.S.	(6,243)
Livestock	(4,370)
Metals	(42,820)
Softs	(113,793)

Total unrealized depreciation on open futures contracts	(347,937)

Net unrealized appreciation on open futures contracts	$3,151,983	*

Assets
Forward Contracts
Currencies	$421,494
Metals	145,770

Total unrealized appreciation on open forward contracts	567,264

Liabilities
Forward Contracts
Currencies	(351,445)
Metals	(107,993)

Total unrealized depreciation on open forward contracts	(459,438)

Net unrealized appreciation on open forward contracts	$107,826	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$(328,735)		$(976,090)		$(862,556)		$(911,844)
Energy	(173,443)		1,548,473		(1,094,968)		1,346,460
Grains	(448,608)		(289,059)		(188,541)		(858,548)
Indices	(351,482)		(360,124)		(268,865)		(2,101,827)
Interest Rates U.S.	588,531		(125,883)		757,835		406,921
Interest Rates Non-U.S.	3,055,360		(996,857)		5,580,433		(63,622)
Livestock	(246,515)		(113,012)		(418,812)		(8,484)
Metals	368,050		(602,350)		(264,662)		(1,868,829)
Softs	(271,093)		101,307		(253,134)		211,905

Total	$2,192,065	***	$(1,813,595)	***	$2,986,730	***	$(3,847,868)	***

***     This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,499,920	$3,499,920	$-	$-
Forwards	567,264	-	567,264	-

Total Assets	$4,067,184	$3,499,920	$567,264	$-

Liabilities
Futures	$347,937	$347,937	$-	$-
Forwards	459,438	-	459,438	-

Total Liabilities	$807,375	$347,937	$459,438	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,636,639	$2,636,639	$-	$-
Forwards	835,975	-	835,975	-

Total Assets	$3,472,614	$2,636,639	$835,975	$-

Liabilities
Futures	$664,769	$664,769	$-	$-
Forwards	618,836	-	618,836	-

Total Liabilities	$1,283,605	$664,769	$618,836	$-

6.	Investment in the Funds:

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

On June 1, 2019, the assets allocated to Aquantum for trading were invested in Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Aquantum Master permits accounts managed by Aquantum using its Aquantum Commodity Spread (ACS) Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of Aquantum Master. Individual and pooled accounts currently managed by Aquantum are permitted to be members of Aquantum Master. The Trading Manager and Aquantum believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On January 1, 2018, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. SECOR Master permitted accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SECOR Master on June 30, 2019.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2018, the assets allocated to AE Capital for trading were invested in AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in AE Capital Master on April 30, 2019.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2019.

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

As of June 30, 2019, the Partnership owned approximately 68.4% of ADG Master, 46.1% of Aquantum Master and 13.7% of FORT Contrarian Master. As of December 31, 2018, the Partnership owned approximately 79.2% of AE Capital Master, 100.0% of Cambridge Master, 11.5% of FORT Contrarian Master and 84.7% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$32,409,874	$744,151	$31,665,723
Aquantum Master	45,267,870	3,234,291	42,033,579
FORT Contrarian Master	163,543,136	594,639	162,948,497
SECOR Master	41,824,942	41,824,942	-

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
AE Capital Master	$19,758,302	$99,954	$19,658,348
Cambridge Master	21,433,817	4,151,814	17,282,003
FORT Contrarian Master	180,042,210	1,648,773	178,393,437
SECOR Master	37,347,676	2,170,539	35,177,137

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$143,731	$(528,384)	$(384,653)
AE Capital Master (a)	(14,754)	4,772	(9,982)
Aquantum Master (b)	(55,069)	(1,108,871)	(1,163,940)
FORT Contrarian Master	765,106	9,385,122	10,150,228
SECOR Master	(37,085)	(606,850)	(643,935)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master (c)	$211,875	$(778,093)	$(566,218)
AE Capital Master (d)	71,739	(890,810)	(819,071)
Aquantum Master (b)	(55,069)	(1,108,871)	(1,163,940)
FORT Contrarian Master	1,568,976	29,085,204	30,654,180
SECOR Master	(84,266)	2,719,987	2,635,721

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master	$50,825	$(658,284)	$(607,459)
Cambridge Master	99,367	(517,681)	(418,314)
FORT Contrarian Master	482,012	4,767,045	5,249,057
SECOR Master	(47,605)	1,685,965	1,638,360

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (e)	$89,539	$(813,757)	$(724,218)
Cambridge Master	184,655	1,492,646	1,677,301
FORT Contrarian Master	733,246	757,328	1,490,574
SECOR Master	(97,706)	5,252,493	5,154,787

(a)	From April 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(b)	From June 1, 2019, commencement of operations for Aquantum Master, through June 30, 2019.

(c)	From February 1, 2019, commencement of operations for ADG Master, through June 30, 2019.

(d)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(e)	From February 1, 2018, commencement of operations for AE Capital Master, through June 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master	17.73%	$21,702,793	$(246,103)	$8,684	$12,701	$(267,488)	Commodity Portfolio	Monthly
AE Capital Master (a)	0.00%	-	28,094	19,088	15,620	(6,614)	Commodity Portfolio	Monthly
Aquantum Master (b)	15.86%	19,408,056	(462,742)	48,282	7,090	(518,114)	Commodity Portfolio	Monthly
FORT Contrarian Master	18.24%	22,323,632	1,377,409	15,665	2,430	1,359,314	Commodity Portfolio	Monthly
SECOR Master	0.00%	-	(278,013)	126,236	9,837	(414,086)	Commodity Portfolio	Monthly

Total		$63,434,481	$418,645	$217,955	$47,678	$153,012

	June 30, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master (c)	17.73%	$21,702,793	$(342,610)	$16,745	$20,415	$(379,770)	Commodity Portfolio	Monthly
AE Capital Master (d)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (b)	15.86%	19,408,056	(462,742)	48,282	7,090	(518,114)	Commodity Portfolio	Monthly
Cambridge Master (e)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	18.24%	22,323,632	3,815,337	29,537	4,426	3,781,374	Commodity Portfolio	Monthly
SECOR Master	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$63,434,481	$3,508,985	$408,126	$93,161	$3,007,698

	December 31, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master	11.64%	$15,603,718	$(390,147)	$23,531	$12,407	$(426,085)	Commodity Portfolio	Monthly
Cambridge Master	12.90%	17,284,725	(456,342)	21,434	15,103	(492,879)	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	881,224	21,500	2,795	856,929	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	1,366,157	117,389	13,460	1,235,308	Commodity Portfolio	Monthly

Total		$83,239,963	$1,400,892	$183,854	$43,765	$1,173,273

	December 31, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master (f)	11.64%	$15,603,718	$(465,538)	$26,052	$21,395	$(512,985)	Commodity Portfolio	Monthly
Cambridge Master	12.90%	17,284,725	1,535,958	42,280	30,589	1,463,089	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	21,279	40,761	10,442	(29,924)	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	4,494,337	237,930	28,113	4,228,294	Commodity Portfolio	Monthly

Total		$83,239,963	$5,586,036	$347,023	$90,539	$5,148,474

(a)	From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through June 30, 2019.

(c)	From February 1, 2019, the date the Partnership invested into ADG Master, through June 30, 2019.

(d)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(e)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

(f)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.2% to 31.6% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Cambridge Master and SECOR Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or the Funds from promptly liquidating their futures contracts and result in restrictions on redemptions.

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

For the six months ended June 30, 2019, the Partnership’s capital decreased 8.7% from $134,018,220 to $122,384,791. This decrease was attributable to redemptions of 18,546.5200 Class A limited partner Redeemable Units totaling $14,368,141, redemptions of 50.0000 Class D limited partner Redeemable Units totaling $47,102, and redemptions of 535.5720 Class Z General Partner Redeemable Units totaling $525,000, which was partially offset by subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700, subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904 and net income of $3,186,210. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2019, the Partnership’s net asset value per Class A Redeemable Unit increased 1.0% from $777.81 to $785.23 as compared to a decrease of 1.5% in the same period of 2018. During the Partnership’s second quarter of 2019, the Partnership’s net asset value per Class D Redeemable Unit increased 1.3% from $957.04 to $969.22 as compared to a decrease of 1.2% in the same period of 2018. During the Partnership’s second quarter of 2019, the Partnership’s net asset value per Class Z Redeemable Unit increased 1.5% from $966.12 to $980.26 as compared to a decrease of 1.0% in the same period of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $2,193,807. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $812,289. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, U.S and non-U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy and softs.

The most significant gains were achieved within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Additional gains were recorded during April and June within the global stock index sector primarily from long positions in European equity index futures as ebbing trade concerns and supportive fiscal measures buoyed global stocks. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural sector during May and June from short positions in corn and wheat futures as prices moved higher as flooding in the U.S. Midwest threatened crops. Additional losses in the agriculturals were experienced from positions in livestock futures during April, May, and June. Within the currency sector, losses were incurred during May from positions in the Japanese yen and during June from positions in the Swiss franc and Canadian dollar. Further losses were recorded during May within the energies from long positions in crude oil and its refined products as prices declined on demand concerns. Losses in the metals sector were experienced during May from long positions in zinc futures as prices declined amid renewed trade tensions globally.

During the Partnership’s six months ended June 30, 2019, the Partnership’s net asset value per Class A Redeemable Unit increased 2.5% from $766.28 to $785.23 as compared to a decrease of 1.8% in the same period of 2018. During the Partnership’s six months ended June 30, 2019, the Partnership’s net asset value per Class D Redeemable Unit increased 3.1% from $939.90 to $969.22 as compared to a decrease of 1.2% in the same period of 2018. During the Partnership’s six months ended June 30, 2019, the Partnership’s net asset value per Class Z Redeemable Unit increased 3.5% from $947.03 to $980.26 as compared to a decrease of 0.8% in the same period of 2018. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $5,607,859. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $1,006,099. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, U.S and non-U.S. interest rates, livestock and softs and were partially offset by losses in grains, metals and indices.

The most notable trading gains were recorded within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Additional gains in the global fixed income sector were experienced during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Gains within the global stock index sector were recorded throughout the first six months of the year, with the exception of May, from long positions in global equity futures as investor demand for risk assets buoyed stock prices. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the agricultural sector during May and June from short positions in corn and wheat futures as prices moved higher as flooding in the U.S. Midwest threatened crops. Further losses in the agricultural markets were recorded during March, April, May, and June from positions in livestock futures. Within the energy sector, losses were experienced during January from short positions in crude oil and its refined products as prices rebounded off prior lows on the announcement of additional supply cuts by the OPEC bloc. Additional losses were experienced within the currency sector primarily during February from long positions in the Australian dollar versus the U.S. dollar as the value of the Pacific nation’s currency declined amid global trade war concerns. Within the metals markets, losses were recorded during January from short positions in nickel, copper, aluminum, and zinc futures as industrial metals prices rallied higher on signs of growing global demand. Further losses within the metals markets were incurred during May from positions in zinc and platinum futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2019 increased by $3,174 and $146,108, respectively, as compared to the corresponding periods in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2019 decreased by $10,964 and $57,707, respectively, as compared to the corresponding periods in 2018. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 decreased by $166,682 and $364,723, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 decreased by $88,800 and $194,542, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 decreased by $112,393 and $192,643, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2019 resulted in a reversal of incentive fees of $66,820 and incentive fees of $371,111, respectively. Trading performance for the three and six months ended June 30, 2018 resulted in incentive fees of $201,138 and $847,024, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2019 and March 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2019			March 31, 2019
ADG	20%	$24,752,793		19%	$23,630,118
AE Capital	0%	$-		9%	$12,416,489
Aquantum	20%	$24,608,054		0%	$-
FORT	38%	$46,704,707	*	31%	$39,542,688	**
ISAM SM	22%	$26,319,237		20%	$26,353,159
SECOR	0%	$-		21%	$26,786,656

*	Amount includes $24,582,997 allocated to FORT Contrarian Master and $22,121,710 allocated to FORT for direct trading.

**	Amount includes $23,132,308 allocated to FORT Contrarian Master and $16,410,380 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the Partnership’s total capitalization was $122,384,791.

June 30, 2019

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$5,059,930	4.13%
Energy	595,916	0.49
Grains	182,243	0.15
Indices	3,438,584	2.81
Interest Rates U.S.	460,910	0.38
Interest Rates Non-U.S.	2,823,106	2.31
Livestock	367,467	0.30
Metals	612,984	0.50
Softs	347,543	0.28

Total	$13,888,683	11.35%

As of December 31, 2018, the Partnership’s total capitalization was $134,018,220. December 31, 2018
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$11,854,972	8.85%
Energy	1,982,250	1.48
Grains	1,144,646	0.85
Indices	5,831,824	4.35
Interest Rates U.S.	325,581	0.24
Interest Rates Non-U.S.	2,993,718	2.24
Livestock	509,818	0.38
Metals	1,940,043	1.45
Softs	755,651	0.56

Total	$27,338,503	20.40%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,370,409	3.57%	$6,370,541	$3,999,802	$5,277,289
Energy	360,522	0.29	902,839	325,859	543,337
Grains	145,851	0.12	680,028	136,109	442,375
Indices	987,057	0.81	1,880,997	614,357	1,183,844
Interest Rates U.S.	349,258	0.29	454,118	260,051	357,933
Interest Rates Non-U.S.	1,352,889	1.11	1,687,641	1,286,269	1,488,821
Livestock	77,330	0.06	206,910	50,806	108,392
Metals	596,265	0.49	729,603	410,724	576,567
Softs	347,543	0.28	591,490	296,350	444,308

Total	$8,587,124	7.02%

*	Average of daily Values at Risk.

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,327,889	3.23%	$10,968,659	$127,556	$6,230,429
Energy	892,557	0.67	1,954,791	497,317	950,471
Grains	453,083	0.34	907,466	189,581	421,500
Indices	1,053,861	0.79	4,922,389	637,480	1,580,120
Interest Rates U.S.	220,562	0.16	394,893	70,521	243,206
Interest Rates Non-U.S.	1,413,022	1.05	1,718,201	337,661	1,251,307
Livestock	89,155	0.07	226,270	10,890	119,768
Metals	846,820	0.63	2,002,271	350,990	803,209
Softs	497,762	0.37	1,200,765	175,815	617,547

Total	$9,794,711	7.31%

*	Annual average of month-end Values at Risk.

As of June 30, 2019, ADG Master’s total capitalization was $31,665,723. The Partnership owned approximately 68.4% of ADG Master. As of June 30, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$641,023	2.02%	$946,644	$611,028	$810,034
Indices	2,534,676	8.00	3,018,124	2,085,346	2,562,935
Interest Rates U.S.	32,340	0.10	97,026	3,003	46,799
Interest Rates Non-U.S.	1,217,329	3.84	1,651,468	1,199,856	1,484,718

Total	$4,425,368	13.96%

*	Average of daily Values at Risk.

As of June 30, 2019, Aquantum Master’s total capitalization was $42,033,579. The Partnership owned approximately 46.1% of Aquantum Master. As of June 30, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$389,464	0.93%	$1,315,641	$318,276	$784,409
Grains	78,942	0.19	372,809	74,300	251,572
Livestock	629,365	1.50	1,272,700	333,190	677,441

Total	$1,097,771	2.62%

*	Average of daily Values at Risk.

As of June 30, 2019, FORT Contrarian Master’s total capitalization was $162,948,497. The Partnership owned approximately 13.7% of FORT Contrarian Master. As of June 30, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,832,562	1.12%	$2,665,096	$1,791,702	$2,268,668
Energy	407,672	0.25	720,189	182,826	351,630
Indices	5,239,480	3.22	7,273,188	4,069,041	5,409,723
Interest Rates U.S.	653,515	0.40	921,548	152,886	582,328
Interest Rates Non-U.S.	4,653,755	2.86	4,653,755	2,270,618	3,600,542
Metals	122,034	0.07	146,388	8,118	50,486

Total	$12,909,018	7.92%

*	Average of daily Values at Risk.

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

As of June 30, 2019, the Partnership fully redeemed its investment in SECOR Master. As of December 31, 2018, SECOR Master’s total capitalization was $35,177,137. The Partnership owned approximately 84.7% of SECOR Master. As of December 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

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

As of April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. As of December 31, 2018, AE Capital Master’s total capitalization was $19,658,348. The Partnership owned approximately 79.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital Master for trading.)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	2,510.5930	$791.10	N/A	N/A
May 1, 2019 - May 31, 2019	3,730.3470	$769.97	N/A	N/A
June 1, 2019 - June 30, 2019	2,896.3380	$785.23	N/A	N/A
	9,137.2780	$780.61

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.