Form 10-Q
period 2019-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2019-11-07
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes        No X

As of October 31, 2019, 136,558.1468 Limited Partnership Class A Redeemable Units were outstanding, 7,689.3400 Limited Partnership Class D Redeemable Units were outstanding, and 261.1000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Funds(1), at fair value	$66,936,834	$83,239,963
Redemptions receivable from the Funds	2,266,504	5,040,947

Equity in trading account:
Unrestricted cash	37,324,995	38,672,319
Restricted cash	12,478,162	10,116,332
Net unrealized appreciation on open futures contracts	-	1,971,870
Net unrealized appreciation on open forward contracts	279,601	217,139

Total equity in trading account	50,082,758	50,977,660

Interest receivable	68,103	87,133

Total assets	$119,354,199	$139,345,703

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$357,058	$-
Accrued expenses:
Ongoing selling agent fees	187,947	219,228
Management fees	101,839	124,614
Incentive fees	335,120	1,209,783
General Partner fees	98,895	115,789
Professional fees	134,858	180,094
Redemptions payable to Limited Partners	2,010,950	3,477,975

Total liabilities	3,226,667	5,327,483

Partners’ Capital:
General Partner, Class Z, 1,308.8850 and 1,844.4570 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	1,271,170	1,746,751
Limited Partners, Class A, 138,535.1888 and 162,712.3818 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	107,233,084	124,683,920
Limited Partners, Class D, 7,689.3400 and 7,839.3400 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	7,369,701	7,368,184
Limited Partners, Class Z, 261.1000 and 231.6350 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	253,577	219,365

Total partners’ capital (net asset value)	116,127,532	134,018,220

Total liabilities and partners’ capital	$119,354,199	$139,345,703

Net asset value per Redeemable Unit:
Class A	$774.05	$766.28

Class D	$958.43	$939.90

Class Z	$971.19	$947.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	65	$3,763	0.00 *%
Energy	37	(148,158)	(0.13)
Grains	37	9,670	0.01
Indices	281	(16,249)	(0.01)
Interest Rates U.S.	150	(194,141)	(0.17)
Interest Rates Non-U.S.	2,247	215,911	0.19
Metals	112	148,886	0.13
Softs	34	(6,732)	(0.01)

Total futures contracts purchased		12,950	0.01

Futures Contracts Sold
Currencies	98	91,626	0.08
Energy	109	86,329	0.07
Grains	376	(158,554)	(0.14)
Indices	369	(10,229)	(0.01)
Interest Rates Non-U.S.	16	28	0.00 *
Livestock	45	(155,968)	(0.13)
Metals	23	15,570	0.01
Softs	337	(238,810)	(0.20)

Total futures contracts sold		(370,008)	(0.32)

Net unrealized depreciation on open futures contracts		$(357,058)	(0.31)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$60,474,971	$636,385	0.55%
Metals	155	398,492	0.34

Total unrealized appreciation on open forward contracts		1,034,877	0.89

Unrealized Depreciation on Open Forward Contracts
Currencies	$68,356,462	(536,167)	(0.46)
Metals	80	(219,109)	(0.19)

Total unrealized depreciation on open forward contracts		(755,276)	(0.65)

Net unrealized appreciation on open forward contracts		$279,601	0.24%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF ADG Master Fund LLC		$24,914,153	21.45%
CMF Aquantum Master Fund LLC		21,526,115	18.54
CMF FORT Contrarian Master Fund LLC		20,496,566	17.65

Total investment in the Funds		$66,936,834	57.64%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$224,051	$238,313	$670,028	$693,969
Interest income allocated from the Funds	336,018	436,469	1,223,874	1,168,538

Total investment income	560,069	674,782	1,893,902	1,862,507

Expenses:
Expenses allocated from the Funds	177,570	216,811	678,857	654,373
Clearing fees related to direct investments	44,423	41,297	106,419	161,000
Ongoing selling agent fees	583,757	734,191	1,822,802	2,337,959
General Partner fees	306,985	388,045	958,253	1,233,855
Management fees	317,113	416,095	997,759	1,289,384
Incentive fees	194,601	(399,873)	565,712	447,151
Professional fees	126,864	210,682	376,993	559,542

Total expenses	1,751,313	1,607,248	5,506,795	6,683,264

Net investment loss	(1,191,244)	(932,466)	(3,612,893)	(4,820,757)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	3,886,101	1,117,851	5,793,875	(3,554,937)
Net realized gains (losses) on closed contracts allocated from the Funds	(1,991,964)	(264,089)	697,137	1,022,205
Net change in unrealized gains (losses) on open contracts	(3,337,291)	8,774	(2,258,335)	833,694
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,012,505	(4,411,749)	944,533	(844,076)

Total trading results	(430,649)	(3,549,213)	5,177,210	(2,543,114)

Net income (loss)	$(1,621,893)	$(4,481,679)	$1,564,317	$(7,363,871)

Net income (loss) per Redeemable Unit*:
Class A	$(11.18)	$(23.74)	$7.77	$(38.39)

Class D	$(10.79)	$(25.92)	$18.53	$(37.45)

Class Z	$(9.07)	$(24.19)	$24.16	$(31.99)

Weighted average Redeemable Units outstanding:
Class A	142,602.0495	176,981.7538	150,783.6875	185,031.8155

Class D	7,789.3400	10,924.7167	7,800.4511	11,177.6196

Class Z	1,569.9850	2,087.0920	1,927.0330	2,152.8124

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,614,119	85,527.8080	11,507,151	11,507.1510	242,635	242.6350	82,363,905	97,277.5940
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(19,553,990)	(24,082.5690)	(1,525,268)	(1,541.7850)	(10,648)	(11.0000)	(21,089,906)	(25,635.3540)
Net income (loss)	(6,881,632)	-	(389,740)	-	(92,499)	-	(7,363,871)	-

Partners’ Capital, September 30, 2018	$134,872,626	171,324.3918	$9,592,143	9,965.3660	$2,009,681	2,076.0920	$146,474,450	183,365.8498

Partners’ Capital, June 30, 2018	$145,251,370	179,105.2348	$11,076,811	11,206.0570	$2,070,819	2,087.0920	$158,399,000	192,398.3838
Subscriptions - Limited Partners	12,500	15.3890	-	-	-	-	12,500	15.3890
Redemptions - Limited Partners	(6,225,546)	(7,796.2320)	(1,219,177)	(1,240.6910)	(10,648)	(11.0000)	(7,455,371)	(9,047.9230)
Net income (loss)	(4,165,698)	-	(265,491)	-	(50,490)	-	(4,481,679)	-

Partners’ Capital, September 30, 2018	$134,872,626	171,324.3918	$9,592,143	9,965.3660	$2,009,681	2,076.0920	$146,474,450	183,365.8498

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(18,907,664)	(24,296.3740)	(142,945)	(150.0000)	-	-	(19,050,609)	(24,446.3740)
Net income (loss)	1,364,128	-	144,462	-	55,727	-	1,564,317	-

Partners’ Capital, September 30, 2019	$107,233,084	138,535.1888	$7,369,701	7,689.3400	$1,524,747	1,569.9850	$116,127,532	147,794.5138

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678
Redemptions - Limited Partners	(4,539,523)	(5,749.8540)	(95,843)	(100.0000)	-	-	(4,635,366)	(5,849.8540)
Net income (loss)	(1,523,638)	-	(84,007)	-	(14,248)	-	(1,621,893)	-

Partners’ Capital, September 30, 2019	$107,233,084	138,535.1888	$7,369,701	7,689.3400	$1,524,747	1,569.9850	$116,127,532	147,794.5138

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

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of September 30, 2019, all trading decisions were made for the Partnership by ADG Capital Management LLP (“ADG”), AQUANTUM GmbH (“Aquantum”), FORT, L.P. (“FORT”) and ISAM Systematic Management (“ISAM SM”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Reference herein to “Advisors” may include, as relevant, AE Capital, Cambridge, Mesirow, ISAM and SECOR. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

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

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) have entered into futures brokerage account agreements with MS&Co. ADG Master, Aquantum Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, AE Capital Master, Cambridge Master and SECOR Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing selling agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $12,478,162 and $10,116,332, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $347,737 (cost of $349,332) and $(1,736,101) (proceeds of $1,726,375) as of September 30, 2019 and December 31, 2018, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(3.25)	$(4.09)	$(4.17)	$(18.68)	$(22.76)	$(22.93)	$30.58	$37.43	$37.60	$(13.74)	$(16.90)	$(17.62)
Net investment loss	(7.93)	(6.70)	(4.90)	(5.06)	(3.16)	(1.26)	(22.81)	(18.90)	(13.44)	(24.65)	(20.55)	(14.37)

Increase (decrease) for the period	(11.18)	(10.79)	(9.07)	(23.74)	(25.92)	(24.19)	7.77	18.53	24.16	(38.39)	(37.45)	(31.99)
Net asset value per Redeemable Unit, beginning of period	785.23	969.22	980.26	810.98	988.47	992.20	766.28	939.90	947.03	825.63	1,000.00	1,000.00

Net asset value per Redeemable Unit, end of period	$774.05	$958.43	$971.19	$787.24	$962.55	$968.01	$774.05	$958.43	$971.19	$787.24	$962.55	$968.01

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(3.6)%	(2.3)%	(1.5)%	(3.3)%	(2.0)%	(1.2)%	(3.8)%	(2.5)%	(1.7)%	(4.0)%	(2.7)%	(1.9)%

Operating expenses	5.2%	3.9%	3.2%	5.3%	4.1%	3.3%	5.4%	4.0%	3.3%	5.2%	4.0%	3.2%
Incentive fees	0.2%	0.2%	0.2%	(0.3)%	(0.3)%	(0.3)%	0.5%	0.4%	0.4%	0.3%	0.3%	0.2%

Total expenses	5.4%	4.1%	3.4%	5.0%	3.8%	3.0%	5.9%	4.4%	3.7%	5.5%	4.3%	3.4%

Total return:
Total return before incentive fees	(1.3)%	(1.0)%	(0.8)%	(3.2)%	(2.9)%	(2.7)%	1.5%	2.4%	3.0%	(4.3)%	(3.4)%	(3.0)%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	0.3%	0.3%	0.3%	(0.5)%	(0.4)%	(0.4)%	(0.3)%	(0.3)%	(0.2)%

Total return after incentive fees	(1.4)%	(1.1)%	(0.9)%	(2.9)%	(2.6)%	(2.4)%	1.0%	2.0%	2.6%	(4.6)%	(3.7)%	(3.2)%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 5,582 and 4,616, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 5,103 and 5,634, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 282 and 158, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 227 and 291, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were $149,590,574 and $158,013,336, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were $137,995,663 and $170,178,944, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,099,030	$(1,099,030)	$-	$-	$-	$-
Forwards	1,034,877	(755,276)	279,601	-	-	279,601

Total assets	$2,133,907	$(1,854,306)	$279,601	$-	$-	$279,601

Liabilities
Futures	$(1,456,088)	$1,099,030	$(357,058)	$-	$357,058	$-
Forwards	(755,276)	755,276	-	-	-	-

Total liabilities	$(2,211,364)	$1,854,306	$(357,058)	$-	$357,058	$-

Net fair value						$279,601	*

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,636,639	$(664,769)	$1,971,870	$-	$-	$1,971,870
Forwards	835,975	(618,836)	217,139	-	-	217,139

Total assets	$3,472,614	$(1,283,605)	$2,189,009	$-	$-	$2,189,009

Liabilities
Futures	$(664,769)	$664,769	$-	$-	$-	$-
Forwards	(618,836)	618,836	-	-	-	-

Total liabilities	$(1,283,605)	$1,283,605	$-	$-	$-	$-

Net fair value						$2,189,009	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Currencies	$109,848
Energy	105,184
Grains	44,752
Indices	98,535
Interest Rates U.S.	961
Interest Rates Non-U.S.	452,625
Metals	264,863
Softs	22,262

Total unrealized appreciation on open futures contracts	1,099,030

Liabilities
Futures Contracts
Currencies	(14,459)
Energy	(167,013)
Grains	(193,636)
Indices	(125,013)
Interest Rates U.S.	(195,102)
Interest Rates Non-U.S.	(236,686)
Livestock	(155,968)
Metals	(100,407)
Softs	(267,804)

Total unrealized depreciation on open futures contracts	(1,456,088)

Net unrealized depreciation on open futures contracts	$(357,058)	*

Assets
Forward Contracts
Currencies	$636,385
Metals	398,492

Total unrealized appreciation on open forward contracts	1,034,877

Liabilities
Forward Contracts
Currencies	(536,167)
Metals	(219,109)

Total unrealized depreciation on open forward contracts	(755,276)

Net unrealized appreciation on open forward contracts	$279,601	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,						Nine Months Ended September 30,
Sector	2019			2018			2019			2018
Currencies	$586,043			$(308,639)			$(276,513)			$(1,220,483)
Energy	(1,034,534)			1,508,225			(2,129,502)			2,854,685
Grains	(128,237)			40,529			(316,778)			(818,019)
Indices	(838,712)			253,930			(1,107,577)			(1,847,897)
Interest Rates U.S.	299,914			(189,273)			1,057,749			217,648
Interest Rates Non-U.S.	1,742,466			(1,256,454)			7,322,899			(1,320,076)
Livestock	(262,587)			(90,760)			(681,399)			(99,244)
Metals	342,312			445,786			77,650			(1,423,043)
Softs	(157,855)			723,281			(410,989)			935,186

Total	$548,810	*	**	$1,126,625	*	**	$3,535,540	*	**	$(2,721,243)	*	**

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,099,030	$1,099,030	$-	$-
Forwards	1,034,877	-	1,034,877	-

Total Assets	$2,133,907	$1,099,030	$1,034,877	$-

Liabilities
Futures	$1,456,088	$1,456,088	$-	$-
Forwards	755,276	-	755,276	-

Total Liabilities	$2,211,364	$1,456,088	$755,276	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,636,639	$2,636,639	$-	$-
Forwards	835,975	-	835,975	-

Total Assets	$3,472,614	$2,636,639	$835,975	$-

Liabilities
Futures	$664,769	$664,769	$-	$-
Forwards	618,836	-	618,836	-

Total Liabilities	$1,283,605	$664,769	$618,836	$-

6.	Investment in the Funds:

On January 12, 2018, a portion of the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permits accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the Trading Manager of FORT Contrarian Master. Individual and pooled accounts currently managed by FORT are permitted to be members of FORT Contrarian Master. The Trading Manager and FORT believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The Trading Manager and FORT have agreed that FORT will trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the assets allocated. The amount of leverage may be increased or decreased in the future.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2019.

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

As of September 30, 2019, the Partnership owned approximately 62.9% of ADG Master, 53.7% of Aquantum Master and 12.8% of FORT Contrarian Master. As of December 31, 2018, the Partnership owned approximately 79.2% of AE Capital Master, 100.0% of Cambridge Master, 11.5% of FORT Contrarian Master and 84.7% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$39,885,188	$339,282	$39,545,906
Aquantum Master	40,816,022	825,237	39,990,785
FORT Contrarian Master	162,724,249	2,607,067	160,117,182

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
AE Capital Master	$19,758,302	$99,954	$19,658,348
Cambridge Master	21,433,817	4,151,814	17,282,003
FORT Contrarian Master	180,042,210	1,648,773	178,393,437
SECOR Master	37,347,676	2,170,539	35,177,137

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$139,759	$526,901	$666,660
Aquantum Master	(29,826)	(4,900,506)	(4,930,332)
FORT Contrarian Master	622,968	8,921,691	9,544,659

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master (a)	$351,634	$(251,192)	$100,442
AE Capital Master (b)	71,739	(890,810)	(819,071)
Aquantum Master (c)	(84,895)	(6,009,377)	(6,094,272)
Cambridge Master (d)	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	2,191,944	38,006,895	40,198,839
SECOR Master (e)	(84,266)	2,719,987	2,635,721

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master	$67,934	$(657,511)	$(589,577)
Cambridge Master	102,313	(3,445,315)	(3,343,002)
FORT Contrarian Master	648,640	1,044,681	1,693,321
SECOR Master	(29,321)	(1,466,273)	(1,495,594)

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
AE Capital Master (f)	$157,473	$(1,471,268)	$(1,313,795)
Cambridge Master	286,968	(1,952,669)	(1,665,701)
FORT Contrarian Master	1,381,886	1,802,009	3,183,895
SECOR Master	(127,027)	3,786,220	3,659,193

(a)	From February 1, 2019, commencement of operations for ADG Master, through September 30, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(c)	From June 1, 2019, commencement of operations for Aquantum Master, through September 30, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date Cambridge Master terminated operations.

(e)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

(f)	From February 1, 2018, commencement of operations for AE Capital Master, through September 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2019		For the three months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master	21.45%	$24,914,153	$447,496	$10,573	$11,506	$425,417	Commodity Portfolio	Monthly
Aquantum Master	18.54%	21,526,115	(2,466,946)	115,089	17,122	(2,599,157)	Commodity Portfolio	Monthly
FORT Contrarian Master	17.65%	20,496,566	1,376,009	20,896	2,384	1,352,729	Commodity Portfolio	Monthly

Total		$66,936,834	$(643,441)	$146,558	$31,012	$(821,011)

	September 30, 2019		For the nine months ended September 30, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master (a)	21.45%	$24,914,153	$104,886	$27,318	$31,921	$45,647	Commodity Portfolio	Monthly
AE Capital Master (b)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (c)	18.54%	21,526,115	(2,929,688)	163,371	24,212	(3,117,271)	Commodity Portfolio	Monthly
Cambridge Master (d)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	17.65%	20,496,566	5,191,346	50,433	6,810	5,134,103	Commodity Portfolio	Monthly
SECOR Master (e)	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$66,936,834	$2,865,544	$554,684	$124,173	$2,186,687

	December 31, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master	11.64%	$15,603,718	$(384,192)	$19,982	$12,199	$(416,373)	Commodity Portfolio	Monthly
Cambridge Master	12.90%	17,284,725	(3,126,673)	20,335	15,132	(3,162,140)	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	296,092	15,904	2,527	277,661	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	(1,024,596)	117,565	13,167	(1,155,328)	Commodity Portfolio	Monthly

Total		$83,239,963	$(4,239,369)	$173,786	$43,025	$(4,456,180)

	December 31, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
AE Capital Master (f)	11.64%	$15,603,718	$(849,730)	$46,034	$33,594	$(929,358)	Commodity Portfolio	Monthly
Cambridge Master	12.90%	17,284,725	(1,590,715)	62,615	45,721	(1,699,051)	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	317,371	56,665	12,969	247,737	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	3,469,741	355,495	41,280	3,072,966	Commodity Portfolio	Monthly

Total		$83,239,963	$1,346,667	$520,809	$133,564	$692,294

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through September 30, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through September 30, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

(e)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(f)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through September 30, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 32.1% to 40.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, the Partnership’s capital decreased 13.3% from $134,018,220 to $116,127,532. This decrease was attributable to redemptions of 24,296.3740 Class A limited partner Redeemable Units totaling $18,907,664, redemptions of 150.0000 Class D limited partner Redeemable Units totaling $142,945, and redemptions of 535.5720 Class Z General Partner Redeemable Units totaling $525,000, which was partially offset by subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700, subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904 and net income of $1,564,317. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.4% from $785.23 to $774.05 as compared to a decrease of 2.9% in the same period of 2018. During the Partnership’s third quarter of 2019, the Partnership’s net asset value per Class D Redeemable Unit decreased 1.1% from $969.22 to $958.43 as compared to a decrease of 2.6% in the same period of 2018. During the Partnership’s third quarter of 2019, the Partnership’s net asset value per Class Z Redeemable Unit decreased 0.9% from $980.26 to $971.19 as compared to a decrease of 2.4% in the same period of 2018. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2019 of $430,649. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, indices, U.S. interest rates, livestock and softs and were partially offset by gains in currencies, non-U.S. interest rates and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $3,549,213. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains and non-U.S. interest rates and were partially offset by gains in energy, U.S. interest rates, livestock, metals, softs and indices.

The most significant losses were incurred within the agricultural markets during July and September from short positions in lean hog futures as prices surged higher on news of a growing African Swine flu epidemic and signs that China would exempt pork imports from tariffs. Losses in the energy sector were experienced primarily during August from long positions in gasoline futures as prices declined on a negative outlook for future global economic growth. Further losses were recorded during August from long positions in U.S., European, and Asian equity index futures as the ongoing trade battle between the U.S. and China spurred investors away from risk assets. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the global interest rate sector during July and August from long positions in European fixed income futures as prices moved higher after the UK elected a new Prime Minister who is committed to Britain’s exit from the European Union. Within the currency sector, gains were recorded during July from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar appreciated as the U.S. economy outpaced other regions. Additional gains were achieved within the metals markets during August from long positions in gold and silver futures as prices rallied on growing investor demand.

During the Partnership’s nine months ended September 30, 2019, the Partnership’s net asset value per Class A Redeemable Unit increased 1.0% from $766.28 to $774.05 as compared to a decrease of 4.6% in the same period of 2018. During the Partnership’s nine months ended September 30, 2019, the Partnership’s net asset value per Class D Redeemable Unit increased 2.0% from $939.90 to $958.43 as compared to a decrease of 3.7% in the same period of 2018. During the Partnership’s nine months ended September 30, 2019, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.6% from $947.03 to $971.19 as compared to a decrease of 3.2% in the same period of 2018. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $5,177,210. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2018 of $2,543,114. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, U.S. interest rates, livestock and softs.

The most notable trading gains were recorded within the global interest rate sector during March, May, June, July, and August from long positions in European fixed income futures as the Eurozone’s economy softened and the European Central Bank hinted at further easing measures. Additional gains in the global fixed income sector were experienced from long positions in U.S. fixed income futures. Gains within the global stock index sector were recorded throughout the first nine months of the year, with the exception of May and August, from long positions in global equity futures as investor demand for risk assets buoyed stock prices. Further gains were achieved within the currency sector during July from short positions in the euro and Swiss franc versus the U.S. dollar. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the agricultural sector during July and September from short positions in lean hog futures as prices surged higher on news of a growing African Swine flu epidemic and signs that China would exempt pork imports from tariffs. Further losses in the agricultural markets were recorded during May and June from short positions in grains futures. Within the energy sector, losses were experienced during January from short positions in crude oil and its refined products as prices rebounded off prior lows on the announcement of additional supply cuts by the OPEC bloc. Additional losses in the energies were experienced during August from long positions in gasoline futures as prices moved lower. Within the metals markets, losses were recorded during January from short positions in nickel, copper, aluminum, and zinc futures as industrial metals prices rallied higher on signs of growing global demand. Further losses within the metals markets were incurred during May from positions in zinc and platinum futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2019 decreased by $114,713 and increased by $31,395, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three months ended September 30, 2019 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the nine months ended September 30, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $3,126 and decreased by $54,581, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended September 30, 2019 as compared to the corresponding period in 2018. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the nine months ended September 30, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 decreased by $150,434 and $515,157, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 decreased by $81,060 and $275,602, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 decreased by $98,982 and $291,625, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $194,601 and $565,712, respectively. Trading performance for the three and nine months ended September 30, 2018 resulted in a reversal of incentive fees of $399,873 and incentive fees of $447,151, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2019 and June 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2019		September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019		June 30, 2019 (percentage of Partners’ Capital)
ADG	$24,914,153		21%	$24,752,793		20%
Aquantum	$21,526,114		19%	$24,608,054		20%
FORT	$41,098,079	*	35%	$46,704,707	**	38%
ISAM SM	$28,589,186		25%	$26,319,237		22%

*	Amount includes $20,161,331 allocated to FORT Contrarian Master and $20,936,748 allocated to FORT for direct trading.

**	Amount includes $24,582,997 allocated to FORT Contrarian Master and $22,121,710 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Partnership’s total capitalization was $116,127,532.

September 30, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,191,964	7.05%
Energy	752,584	0.65
Grains	365,334	0.31
Indices	4,163,888	3.59
Interest Rates U.S.	620,641	0.53
Interest Rates Non-U.S.	2,696,982	2.32
Livestock	172,432	0.15
Metals	981,299	0.85
Softs	519,797	0.45

Total	$18,464,921	15.90%

As of December 31, 2018, the Partnership’s total capitalization was $134,018,220.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,854,972	8.85%
Energy	1,982,250	1.48
Grains	1,144,646	0.85
Indices	5,831,824	4.35
Interest Rates U.S.	325,581	0.24
Interest Rates Non-U.S.	2,993,718	2.24
Livestock	509,818	0.38
Metals	1,940,043	1.45
Softs	755,651	0.56

Total	$27,338,503	20.40%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,283,983	6.27%	$8,546,551	$5,629,398	$7,266,681
Energy	302,736	0.26	716,353	291,689	517,967
Grains	365,334	0.31	554,792	179,470	384,851
Indices	1,072,443	0.92	1,494,043	729,038	1,129,390
Interest Rates U.S.	460,071	0.40	750,531	217,919	512,468
Interest Rates Non-U.S.	1,235,341	1.06	2,070,441	1,235,341	1,793,401
Livestock	100,898	0.09	217,388	44,440	126,481
Metals	959,014	0.83	1,221,562	630,438	923,143
Softs	519,797	0.45	859,674	429,704	634,466

Total	$12,299,617	10.59%

* Average of daily Values at Risk. December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,327,889	3.23%	$10,968,659	$127,556	$6,230,429
Energy	892,557	0.67	1,954,791	497,317	950,471
Grains	453,083	0.34	907,466	189,581	421,500
Indices	1,053,861	0.79	4,922,389	637,480	1,580,120
Interest Rates U.S.	220,562	0.16	394,893	70,521	243,206
Interest Rates Non-U.S.	1,413,022	1.05	1,718,201	337,661	1,251,307
Livestock	89,155	0.07	226,270	10,890	119,768
Metals	846,820	0.63	2,002,271	350,990	803,209
Softs	497,762	0.37	1,200,765	175,815	617,547

Total	$9,794,711	7.31%

*	Annual average of month-end Values at Risk.

As of September 30, 2019, ADG Master’s total capitalization was $39,545,906. The Partnership owned approximately 62.9% of ADG Master. As of September 30, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,069,158	2.70%	$1,069,158	$813,661	$951,963
Indices	3,868,591	9.78	3,894,056	2,537,405	3,012,114
Interest Rates U.S.	40,898	0.10	78,650	36,251	58,947
Interest Rates Non-U.S.	1,427,470	3.61	1,643,327	1,204,661	1,491,797

Total	$6,406,117	16.19%

*   Average of daily Values at Risk.

As of September 30, 2019, Aquantum Master’s total capitalization was $39,990,785. The Partnership owned approximately 53.7% of Aquantum Master. As of September 30, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$757,639	1.89%	$1,947,224	$320,173	$1,022,561
Livestock	133,210	0.33	1,959,045	84,645	739,787

Total	$890,849	2.22%

*   Average of daily Values at Risk.

As of September 30, 2019, FORT Contrarian Master’s total capitalization was $160,117,182. The Partnership owned approximately 12.8% of FORT Contrarian Master. As of September 30, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,839,695	1.15%	$2,654,007	$1,173,370	$1,828,952
Energy	335,906	0.21	653,507	242,947	451,860
Indices	5,141,416	3.21	7,059,255	4,343,618	5,494,186
Interest Rates U.S.	1,053,477	0.66	1,460,401	250,746	962,430
Interest Rates Non-U.S.	4,404,393	2.75	5,684,725	4,124,364	4,937,185
Metals	174,105	0.11	189,288	89,870	140,036

Total	$12,948,992	8.09%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	1,773.2640	$793.44	N/A	N/A	N/A	N/A
August 1, 2019 - August 31, 2019	1,502.4520	$810.30	N/A	N/A	N/A	N/A
September 1, 2019 - September 30, 2019	2,474.1380	$774.05	100.0000	$958.43	N/A	N/A
	5,749.8540	$789.50	100.0000	$958.43

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.