Form 10-K
period 2019-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2020-03-26
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes         No X

Limited Partnership Redeemable Units with an aggregate value of $113,296,245 of Class A, $7,549,551 of Class D and $255,946 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 127,388.5638 Limited Partnership Class A Redeemable Units were outstanding, 6,603.5080 Limited Partnership Class D Redeemable Units were outstanding and 222.0130 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below) and FORT Contrarian Master (as defined below), and was the Trading Manager of AE Capital Master (as defined below) and Boronia I, LLC (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

As of December 31, 2019, all trading decisions are made for the Partnership by ADG Capital Management LLP (“ADG”), Aquantum GmbH (“Aquantum”), FORT, L.P. (“FORT”) and ISAM Systematic Management (“ISAM SM”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, AE Capital, Altis, Aspect, Boronia, Cambridge, Graham, ISAM, JE Moody, Mesirow, SECOR and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), and prior to the Partnership’s full redemption effective December 31, 2017, CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”), and prior to the Partnership’s full redemption effective June 30, 2016, CMF Altis Partners Master Fund L.P. (“Altis Master”), and prior to the Partnership’s full redemption effective September 30, 2016, JEM Master Fund L.P. (“JEM Master”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) have entered into futures brokerage account agreements with MS&Co. ADG Master, Aquantum Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, AE Capital Master, Altis Master, Aspect Master, Boronia I, LLC, Cambridge Master, Graham Master, JEM Master, SECOR Master and Willowbridge Master.

Effective July 12, 2017, and prior to their respective terminations, Aspect Master, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Cambridge Master, SECOR Master and Willowbridge Master, Mesirow/Cambridge, SECOR and Willowbridge were all parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2019.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017), which were charged at the Boronia I, LLC level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

For the period January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. As of December 31, 2018, the Partnership owned approximately 79.2% of AE Capital Master, 100.0% of Cambridge Master, 11.5% of FORT Contrarian Master and 84.7% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee (the “General Partner fee”) equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership. Each Management Agreement may be terminated upon notice by either party.

The Partnership pays to ADG a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. The Partnership pays to Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT, and a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. Month-end net assets, for purposes of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital. Prior to their respective terminations on December 31, 2017, Aspect and Willowbridge each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Aspect and Willowbridge, respectively. Prior to its termination on December 31, 2017, Boronia I, LLC paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of Boronia I, LLC as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata allocation of the management fee of Boronia I, LLC. Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Graham. From January 1, 2016 until its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 1/12 of 2% (2% per year) of month-end net assets allocated to JE Moody. From August 1, 2015 until its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets allocated to Altis. Prior to August 1, 2015, Altis received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Altis.

In addition, ADG is eligible to receive an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. Aquantum is eligible to receive an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year. FORT is eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Prior to its termination effective June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to its termination effective April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter. Prior to their respective terminations on December 31, 2017, Aspect, Graham and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. Only the incentive fees paid by Boronia I, LLC to Boronia for New Trading Profits earned for the Partnership were allocated to the Partnership. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter.

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. or JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held by the Partnership for margin requirements was $9,262,539 and $10,116,332, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Boronia I, LLC) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. had agreed to pay Boronia I, LLC interest on 100% of the average daily equity maintained in cash in Boronia I, LLC’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2019 was $106,208,599.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to clearing fees, the General Partner fee, ongoing selling agent fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past and past performance does not necessarily predict future returns. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

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

Regulatory costs or changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership/Funds) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. While the Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership/Funds, the trading instructions of an Advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted these rules could have an adverse effect on an Advisor’s trading for the Partnership/Funds.

The General Partner, the Partnership and its service providers (including the Advisors) and their respective operations are potentially vulnerable to cyber-security attacks or incidents.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2020 was 5,829 for Class A Redeemable Units, 21 for Class D Redeemable Units and 9 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904. For the twelve months ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193. For the twelve months ended December 31, 2017, there were additional subscriptions of 37.2530 Class A limited partner Redeemable Units totaling $33,000.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	1,977.0420	$757.77	N/A	N/A	N/A	N/A	N/A	N/A
November 1, 2019 - November 30, 2019	3,200.2670	$753.07	922.9900	$934.41	39.0870	$948.03	N/A	N/A
December 1, 2019 - December 31, 2019	2,297.3830	$751.88	111.8420	$933.92	N/A	N/A	N/A	N/A
	7,474.6920	$753.95	1,034.8320	$934.36	39.0870	$948.03

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Redeemable Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$2,309,442	$2,560,865	$722,681	$356,863	$30,065
Total expenses	(6,766,232)	(9,309,505)	(6,494,410)	(10,533,962)	(16,165,341)
Total trading results	2,741,656	(4,467,297)	(2,481,647)	(7,490,744)	9,695,899

Net income (loss)	$(1,715,134)	$(11,215,937)	$(8,253,376)	$(17,667,843)	$(6,439,377)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(14.40)	$(59.35)	$(60.21)	$(95.61)	$(28.64)

Class D	$(5.98)	$(60.10)	$-	$-	$-

Class Z	$1.10	$(52.97)	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$751.88	$766.28	$825.63	$885.84	$981.45

Class D	$933.92	$939.90	$-	$-	$-

Class Z	$948.13	$947.03	$-	$-	$-

Total assets	$109,014,573	$139,345,703	$94,885,971	$143,536,465	$210,973,446

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

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner/Trading Manager prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership/Funds as of December 31, 2019 were: ADG — Systematic Macro Strategy, Aquantum — Aquantum Commodity Spread Program, FORT — Global Contrarian Trading Program and Global Trend Trading Program and ISAM SM — Systematic Trend Programme. The programs traded by each Advisor on behalf of the Partnership/Funds as of December 31, 2018 were: AE Capital — AE Systematic FX Fund Program, FORT — Global Contrarian Trading Program and Global Trend Trading Program, ISAM SM— Systematic Trend Programme, Mesirow — Asian Markets Alpha Programme and Emerging Markets Alpha Programme and SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P. As of December 31, 2019 and September 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2019		December 31, 2019 (percentage of Partners’ Capital)	September 30, 2019		September 30, 2019 (percentage of Partners’ Capital)
ADG	$28,958,001		27%	$24,914,153		21%
Aquantum	$20,243,474		19%	$21,526,114		19%
FORT	$37,994,426	*	36%	$41,098,079	**	35%
ISAM SM	$19,012,698		18%	$28,589,186		25%

*	Amount includes $14,258,133 allocated to FORT Contrarian Master and $23,736,293 allocated to FORT for direct trading.

**	Amount includes $20,161,331 allocated to FORT Contrarian Master and $20,936,748 allocated to FORT for direct trading.

ADG Capital Management LLP

The portion of the Partnership’s assets that are allocated to ADG for trading are not invested in commodity interests directly. ADG’s allocation of the Partnership’s assets is currently invested in ADG Master. ADG trades the Partnership’s assets allocated to it pursuant to its Systematic Macro Strategy. The Systematic Macro Strategy seeks to provide investors with positive absolute returns through taking long and short positions on a global basis in a broad range of financial instruments. The Systematic Macro Strategy will take directional and relative value positions based on systematically applied fundamental global macro analysis and ADG’s assessment of prevailing economic conditions and other relevant factors. The Systematic Macro Strategy aims for the generation of excess returns by means of tactical reallocation of the risk budget between asset classes, within asset classes and between various risk factors.

The Systematic Macro Strategy is based on a proprietary software tool which analyses macroeconomic and market information and produces recommended portfolios and trades for assessment by ADG. The methodology coded into the software makes use of theory based analysis of markets and advanced risk management techniques.

The Systematic Macro Strategy is composed of four independent models, consisting of one directional trading model and three relative value models. The Systematic Macro Strategy will take directional and relative value positions based on systematic analysis of global macro and economic data. Each of these models is built from 7-11 factors which are uncorrelated and fundamental drivers of markets. The Systematic Macro Strategy currently utilizes a total of 38 factors, which range from GDP measurements to curve analysis.

Aquantum GmbH

The portion of the Partnership’s assets that are allocated to Aquantum for trading are not invested in commodity interests directly. Aquantum’s allocation of the Partnership’s assets is currently invested in Aquantum Master. Aquantum trades the Partnership’s assets allocated to it pursuant to its Aquantum Commodity Spread Program. The Aquantum Commodity Spread Program is a systematic commodity market-neutral trading program. It is designed to benefit from seasonal price dislocations in the forward structure of numerous commodity futures markets across all sectors (energy, softs, grains, livestock, and metals) which are the result of changing market participants’ expectations and fundamental factors like weather, climate, trends in consumption, harvest cycles, feed and storage costs, which typically trigger supply and demand dislocations.

While the Aquantum Commodity Spread Program may combine multiple spread positions per market, each individual trade is implemented as an intra-market calendar spread and is placed according to a 100% systematic methodology. Due to the seasonal character of the patterns traded, the Aquantum Commodity Spread Program is a “time” based strategy.

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

AE Capital Pty Limited

AE Capital’s philosophy was that markets are driven by fundamental themes and that those fundamental themes inherently change over time. AE Capital developed a proprietary systematic strategy that dynamically adapted to the fundamental themes quantified to be driving markets. New themes were identified by AE Capital’s trading principals primarily through fundamental research. Once a new theme was scientifically tested and deemed eligible it was incorporated into the theme adapting system framework. Capital was only allocated to a theme if the theme adapting system determined that the theme carried statistically significant information and improved the overall portfolio. Risk was minimized through a proprietary portfolio construction technique that diversified the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

Altis Partners (Jersey) Limited

Altis traded its Global Futures Portfolio Program on behalf of Altis Master. It was a proprietary, systematic, automated trading system. The Altis Global Futures Portfolio trading system traded in over 100 futures markets on recognized futures exchanges globally. Altis could have added or removed markets from the trading system in response to changes in market liquidity. Under the fully automated system, changes in market prices were forecast over a number of future periods and the portfolio was optimized to take best advantage of these forecasts. Forecasts were derived from a number of quantitative market phenomena; for instance, directional movement components looked for persistent upward or downward price movements over a number of time-scales, and anti-trending components were invoked when such movements may have gone too far too fast. Other inputs were derived from changes in perceived instrument volatility and the effect of one market against another closely correlated one.

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

Aspect Capital Limited

Aspect traded its Diversified Program on behalf of Aspect Master. The Diversified Program was a proprietary, systematic global futures trading program. Its goal was the generation of significant medium-term capital growth independent of stock and bond market returns within a rigorous risk management framework.

The Diversified Program applied a systematic and broadly diversified global investment system, which deployed multiple investment strategies that, primarily through the use of listed futures and OTC foreign exchange contracts, sought to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including (but not limited to) currencies, interest rates, indices, debt securities (including bonds) and commodities (including energy, metal and agricultural commodities). By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aimed to achieve long-term diversification. Generally, the Diversified Program maintained positions in the majority of markets that had been identified as being available for investment by the program. Market concentration varied according to the strength of signals, volatility and liquidity, amongst other factors. The emphasis was upon structuring a genuinely diversified set of market risk allocations that was designed to maximize the probability of returns wherever profit opportunities appeared. Market exposures were monitored daily and the level of exposure of the Diversified Program in each market was quantifiable at all times and changed in accordance with market volatility and liquidity.

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

Boronia Capital Pty. Ltd.

Boronia traded its Boronia Diversified Program, a systematic trading program, on behalf of Boronia I, LLC. The trading systems used by Boronia were proprietary and confidential. The trading systems utilized quantitative techniques to generate returns in the financial markets. A diversified portfolio of over 60 liquid markets was traded across 4 asset classes and multiple time frames using futures on equity, bond, currency and commodity markets plus spot foreign exchange. Markets could have been added or removed from the portfolio over time.

Trades were entered into markets on a fully automated basis directly by computer to the relevant exchange with no human intervention. The trading decisions were based on a number of robust and well researched proprietary algorithms developed by Boronia.

Since the inception of the trading program, Boronia continued to research new insights and other ways to improve its risk adjusted returns.

Graham Capital Management, L.P.

Graham traded its K4D — 15V Program, a systematic, proprietary trading program on behalf of Graham Master.

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

The K4D — 15V Program utilized multiple computerized trading models and offered broad diversification in both financial and non-financial markets, trading in approximately 65-80 global markets. It was intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models on a daily basis analyzed the recent price action, the relative strength and the risk characteristics of each market and compared statistically the quantitative results of this data to years of historical data on each market.

Graham believed strongly in the importance of research and development activity and particularly in the development of new trading strategies and portfolio management techniques. Trading strategies developed by Graham research and added to Graham investment programs included not only trend systems but also other styles of systems, with varying time horizons. Such systems generally were based on computerized mathematical models and relied both on technical and fundamental information as the basis for their trading decisions. Graham intended to add new trading strategies to its investment programs as well as to modify the existing systems in place in such programs in its ongoing efforts to keep pace with changing market conditions, and it anticipated that the constellation of trading strategies comprising each investment program would continue to grow and evolve over time. The decision to add or subtract systems or strategies from any investment program was at the sole discretion of Graham.

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

When few favorable relative value trading opportunities arose in the commodity markets, or as JE Moody may have determined, JE Moody could have chosen to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities were available, JE Moody could have increased or reduced overall JEM Commodity Relative Value Program portfolio exposure.

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

Mesirow Financial International UK Limited/The Cambridge Strategy (Asset Management) Limited

Mesirow/Cambridge traded its Asian Markets Alpha Programme and Emerging Markets Alpha Programme, each a proprietary, systematic trading program, on behalf of Cambridge Master.

The Asian Markets Alpha Programme aimed to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, a largely systematic approach was employed, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator was employed as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believed that long run success was achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

The Emerging Markets Alpha Programme aimed to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, a largely systematic approach was employed, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator was employed as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believed that long run success was achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

SECOR Capital Advisors, LP

SECOR’s investment objectives were to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR sought to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets.

SECOR had a healthy respect for the general information efficiency of markets but believed that certain inefficiencies (or outsized risk premia) could exist in certain markets, and these or other inefficiencies (or risk premia) may periodically become more pronounced in particular market conditions. SECOR believed that it was feasible to construct an investment strategy that sought to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that were lowly correlated with broad stock and bond market returns (alpha).

SECOR employed statistical techniques and empirical analysis to help determine whether they believed that observed or conjectured alpha opportunities were real and, more importantly, likely to be sustained in the future. If properly employed, these techniques could have had certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over a longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

When determining whether a factor should be used in driving SECOR’s models and strategies, conclusions derived from the statistical techniques were generally not sufficient. SECOR also sought to reconcile whether the findings were consistent with some economic, theoretical or behavioral intuition, including why a factor may lead to alpha and what conditions could cause a factor to cease to work at some point in the future. Although the statistical techniques that SECOR used to conduct its empirical evaluations may have been sophisticated, SECOR strove to keep the models that drove the investment process as simple as practicable.

SECOR used its proprietary models to systematically allocate and manage risk across a wide breadth of quantitative investment strategies, geographies and asset classes – a process known as risk budgeting. SECOR employed these models to construct a portfolio and manage risk. These strategies could have included currencies, commodities, equity indices, fixed income, cross-asset class trades and opportunistic strategies.

SECOR strongly believed in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances, SECOR attempted to take positions in a large number of positions across a wide range of asset classes to enhance diversification.

SECOR also sought diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may have helped to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies would work at all times and, in fact, most strategies experienced periods of significant negative performance, SECOR sought to develop strategies in many asset classes and markets in which SECOR identified potential value. Within each strategy, it was also important to ensure that there was appropriate diversification across factors and themes and that the weightings of these themes could be controlled and easily changed dynamically as market conditions warranted, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task was to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believed may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combined data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systematic risk-budgeting approach that sought to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could have resided in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether.

The foregoing is not a comprehensive list of the methods of analysis and/or investment strategies that may have been employed by SECOR. SECOR intended to continue to review and refine its strategies and to examine new ideas and opportunities. Additional strategies may have been added from time to time.

Willowbridge Associates Inc.

Willowbridge traded its wPraxis Futures Trading Approach on behalf of Willowbridge Master. wPraxis Futures Trading Approach was a proprietary, discretionary trading system.

wPraxis Futures Trading Approach utilized a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to wPraxis Futures Trading Approach. The approach traded commodities, futures, forwards, options, swaps and spot contracts in commodities, currencies and fixed income markets. All positions were closely monitored to evaluate risk parameter status. As markets moved, positions were refined and expectations updated in response to existing market conditions.

The trading rules were systematically tested over a comprehensive database using the system’s research environment. The criteria that determined whether a trading rule was to be accepted into the system included: profitability, robustness, consistency and diversification. Once a trading rule was accepted into the system, it was integrated using the same money management and risk analytic principles and software that had been applied to the preceding trading rules.

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

For the period January 1, 2019 through December 31, 2019, the average allocation by commodity market sector for each of the Funds were as follows:

ADG Master*
Currencies	17.2%
Indices	52.7%
Interest Rates U.S.	1.1%
Interest Rates Non-U.S.	29.0%

*	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.

Aquantum Master**
Energy	54.3%
Grains	6.5%
Livestock	29.0%
Softs	10.2%

**	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

FORT Contrarian Master
Currencies	16.4%
Energy	3.2%
Indices	41.2%
Interest Rates U.S.	5.8%
Interest Rates Non-U.S.	32.5%
Metals	0.9%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.2% to 59.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Aspect Master, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2019, 31,771.0660 Class A limited partner Redeemable Units were redeemed totaling $24,543,188, 1,184.8320 Class D limited partner Redeemable Units were redeemed totaling $1,109,847, 39.0870 Class Z limited partner Redeemable Units were redeemed totaling $37,056 and 535.5720 Class Z General Partner Redeemable Units were redeemed totaling $525,000. For the year ended December 31, 2018, 32,694.5790 Class A limited partner Redeemable Units were redeemed totaling $26,160,019, 1,371.6544 Class A General Partner Redeemable Units were redeemed totaling $1,157,560, 3,667.8110 Class D limited partner Redeemable Units were redeemed totaling $3,523,403, 11.0000 Class Z limited partner Redeemable Units were redeemed totaling $10,648 and 573.7780 Class Z General Partner Redeemable Units were redeemed totaling $575,000. For the year ended December 31, 2017, 42,744.8510 Class A limited partner Redeemable Units were redeemed totaling $36,322,799 and 318.4110 Class A General Partner Redeemable Units were redeemed totaling $270,000.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904. For the year ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193. For the year ended December 31, 2017, there were subscriptions of 37.2530 Class A limited partner Redeemable Units totaling $33,000.

(c) Results of Operations.

For the year ended December 31, 2019, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.9% from $766.28 to $751.88, the Partnership’s net asset value per Class D Redeemable Unit decreased 0.6% from $939.90 to $933.92, and the Partnership’s net asset value per Class Z Redeemable Unit increased 0.1% from $947.03 to $948.13. For the year ended December 31, 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 7.2% from $825.63 to $766.28, the Partnership’s net asset value per Class D Redeemable Unit decreased 6.0% from $1,000.00 to $939.90, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 5.3% from $1,000.00 to $947.03. For the year ended December 31, 2017, the Partnership’s net asset value per Class A Redeemable Unit decreased 6.8% from $885.84 to $825.63.

The Partnership experienced a net trading gain of $2,741,656 before fees and expenses for the year ended December 31, 2019. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energies, grains, livestock, metals and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable trading gains were recorded within the global interest rate sector during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the energy sector during January from short positions in crude oil and its refined products as prices rebounded off prior lows on the announcement of additional supply cuts by the OPEC bloc. Additional losses were experienced within the currency sector primarily during February from long positions in the Australian dollar versus the U.S. dollar as the value of the Pacific nation’s currency declined amid global trade war concerns. Within the metals markets, losses were recorded during January from short positions in nickel, copper, aluminum, and zinc futures.

During the second quarter of 2019, the most significant gains were achieved within the global interest rate sector during May and June from long positions in U.S., European, and Asian fixed income futures as central banks across the globe indicated they would fight slowing economic growth with a variety of easing policies. Additional gains were recorded during April and June within the global stock index sector primarily from long positions in European equity index futures as ebbing trade concerns and supportive fiscal measures buoyed global stocks. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural sector during May and June from short positions in corn and wheat futures as prices moved higher. Within the currency sector, losses were incurred during May from positions in the Japanese yen and during June from positions in the Swiss franc and Canadian dollar. Further losses were recorded during May within the energies from long positions in crude oil and its refined products as prices declined on demand concerns. Losses in the metals sector were experienced during May from long positions in zinc futures as prices declined amid renewed trade tensions globally.

During the third quarter of 2019, the most significant losses were incurred within the agricultural markets during July and September from short positions in lean hog futures as prices surged higher on news of a growing global African Swine flu epidemic. Losses in the energy sector were experienced primarily during August from long positions in gasoline futures as prices declined on a negative outlook for future global economic growth. Further losses were recorded during August from long positions in U.S., European, and Asian equity index futures as the ongoing trade battle between the U.S. and China spurred investors away from risk assets. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the global interest rate sector during July and August from long positions in European fixed income futures as prices moved higher after the UK elected a new Prime Minister. Within the currency sector, gains were recorded during July from short positions in the euro and Swiss franc versus the U.S. dollar. Additional gains were achieved within the metals markets during August from long positions in gold and silver futures as prices rallied on growing investor demand.

During the fourth quarter of 2019, the most significant losses were incurred during each month of the quarter from long positions in global fixed income futures as demand for safe-haven assets waned. Within the currency sector, losses were recorded during October and December from short positions in the euro, New Zealand dollar, and Swiss franc versus the U.S. dollar. Additional losses were experienced within the agricultural complex during November from long positions in lean hog futures as trade tensions weighed on prices. Losses within the metals markets were incurred from positions in both industrial and precious metals. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth. Further gains were recorded within the energies primarily during November from short positions in natural gas futures as mild weather throughout much of the U.S. limited heating demand.

The Partnership experienced a net trading loss of $4,467,297 before fees and expenses for the year ended December 31, 2018. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, grains, indices, livestock and metals and were partially offset by gains in energies, U.S. and non-U.S. interest rates and softs.

During the first quarter of 2018, the most notable trading gains were recorded within the currency markets during January from long positions in the Chinese renminbi and Thai baht versus the U.S. dollar amid U.S. dollar weakness. Additional gains were recorded during January and February from positions in U.S. interest rate futures and during March from positions in European fixed income futures. Further gains were achieved from positions in coffee futures throughout the first quarter and from positions in crude oil futures during January and March. A majority of these gains were offset by trading losses recorded during February from long positions in global stock indices as prices reversed sharply lower early in the month after previously trending higher for several months. Smaller losses in global stock indices were recorded in March. In metals, losses were experienced during February from long positions in gold futures and during March from long positions in industrial metals as prices reversed lower.

During the second quarter of 2018, the most significant losses were incurred within the currency sector during April from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the relative value of the U.S. currency rallied on strong first quarter economic figures. Additional losses within the currencies during April were experienced from positions in the Canadian dollar and Indian rupee. During April, losses were also recorded within the metals markets from short positions in aluminum futures as prices surged following the announcement of potential sanctions on Russian exports. Further losses were incurred within the global fixed income sector from positions in European fixed income futures during April and U.S. bond futures during May amid growing geopolitical turmoil. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the energy sector during April and May from long positions in crude oil and its refined products as tightening global supplies pushed energy prices higher. Additional gains were recorded within the agricultural complex during April and June.

During the third quarter of 2018, the most significant losses were incurred within the currency sector during September from short positions in the British pound versus the U.S. dollar as the relative value of the dollar slipped on trade concerns. Further losses in currencies were experienced during July from long positions in the Turkish lira versus the U.S. dollar as the value of the lira dropped sharply after the U.S. threatened to enact sanctions and tariffs against Turkey. Within the global interest rate markets, losses were recorded during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the energy sector during August and September from long positions in crude oil and its refined products as shrinking global supplies boosted energy prices. During August, gains were experienced due to short positions in gold and silver futures as a strengthening U.S. dollar diminished demand for precious metals. Within the global stock index markets, gains were achieved during July from long positions in European equity index futures as prices advanced on growing positive economic sentiment in the Eurozone. Smaller gains were experienced within the agricultural complex during July from positions in lean hog, coffee, and cotton.

During the fourth quarter of 2018, the Partnership recorded losses in global stock index futures during October and December from long positions as prices dropped amid fears of stagnating global economic growth. Losses were also recorded in the currency markets primarily during December from positions in the Thai baht, Korean won, and Russian ruble as concerns over global trade and falling oil prices combined to roil emerging market economies. Losses within the agricultural complex were experienced during October from short positions in coffee and sugar futures as prices reversed sharply higher. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in European fixed income futures as bond prices trended higher. Further gains were recorded within the energies during November from long positions in natural gas futures and during December from short positions in crude oil futures. Additional gains were achieved during October and December from positions in industrial metals.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2019 decreased by $282,818 and $251,423, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 decreased by $3,163 and $57,744, respectively, as compared to the corresponding periods in 2018. The decrease in these clearing fees was due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 decreased by $140,338 and $655,495, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 decreased by $75,095 and $350,697, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees, except fees that were payable to Boronia (prior to its termination on December 31, 2017), are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC level and were affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2019 decreased by $98,060 and $389,685, respectively, as compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2019 resulted in a reversal of incentive fees of $114,541 and incentive fees of $451,171, respectively. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $762,632 and $1,209,783, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2019 and 2018 were $487,422 and $684,585, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. Prior to the Partnership’s full redemption, the Partnership carried its investment in Aspect Master, Graham Master and Willowbridge Master based on each Fund’s net asset value per redeemable unit as calculated by the respective Fund. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019 and 2018. As of December 31, 2019, the Partnership’s total capitalization was $106,208,599.

December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,947,595	5.60%
Energy	1,343,409	1.26
Grains	175,804	0.17
Indices	3,752,327	3.53
Interest Rates U.S.	278,235	0.26
Interest Rates Non-U.S.	2,267,498	2.13
Livestock	389,162	0.37
Metals	670,194	0.63
Softs	196,738	0.19

Total	$15,020,962	14.14%

As of December 31, 2018, the Partnership’s total capitalization was $134,018,220.

December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,854,972	8.85%
Energy	1,982,250	1.48
Grains	1,144,646	0.85
Indices	5,831,824	4.35
Interest Rates U.S.	325,581	0.24
Interest Rates Non-U.S.	2,993,718	2.24
Livestock	509,818	0.38
Metals	1,940,043	1.45
Softs	755,651	0.56

Total	$27,338,503	20.40%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of December 31, 2019 and 2018, the highest and lowest value at any point and the average value during the year. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2019 and 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,050,187	4.75%	$8,546,551	$3,999,802	$5,933,824
Energy	706,241	0.66	902,839	291,689	506,877
Grains	175,804	0.17	680,028	126,032	363,301
Indices	1,345,758	1.27	1,880,997	466,103	1,060,272
Interest Rates U.S.	104,550	0.10	750,531	36,055	356,168
Interest Rates Non-U.S.	735,108	0.69	2,070,441	280,569	1,416,836
Livestock	175,918	0.17	217,388	37,209	129,740
Metals	663,299	0.62	1,248,261	347,048	693,814
Softs	170,495	0.16	859,674	166,435	482,732

Total	$9,127,360	8.59%

*	Annual average of daily Values at Risk.

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,327,889	3.23%	$10,968,659	$127,556	$6,230,429
Energy	892,557	0.67	1,954,791	497,317	950,471
Grains	453,083	0.34	907,466	189,581	421,500
Indices	1,053,861	0.79	4,922,389	637,480	1,580,120
Interest Rates U.S.	220,562	0.16	394,893	70,521	243,206
Interest Rates Non-U.S.	1,413,022	1.05	1,718,201	337,661	1,251,307
Livestock	89,155	0.07	226,270	10,890	119,768
Metals	846,820	0.63	2,002,271	350,990	803,209
Softs	497,762	0.37	1,200,765	175,815	617,547

Total	$9,794,711	7.31%

*	Annual average of month-end Values at Risk.

As of December 31, 2019, ADG Master’s total capitalization was $43,900,450. The Partnership owned approximately 65.9% of ADG Master. As of December 31, 2019 ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Currencies	$1,149,631	2.62%	$1,178,519	$572,375	$926,479
Indices	2,862,976	6.52	4,251,649	463,544	2,857,687
Interest Rates U.S.	158,061	0.36	158,061	3,003	58,651
Interest Rates Non-U.S.	1,641,537	3.74	6,000,000	985,559	1,551,018

Total	$5,812,205	13.24%

*	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.
**	Annual average of daily Values at Risk.

As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342. The Partnership owned approximately 56.9% of Aquantum Master. As of December 31, 2019 Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019*
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk**
Energy	$992,506	2.79%	$1,985,763	$318,007	$1,030,946
Livestock	374,770	1.05	1,959,045	69,520	578,628
Softs	46,122	0.13	1,258,748	-	190,317

Total	$1,413,398	3.97%

*	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.
**	Annual average of daily Values at Risk.

As of December 31, 2019, FORT Contrarian Master’s total capitalization was $130,997,887. The Partnership owned approximately 10.9% of FORT Contrarian Master. As of December 31, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,282,578	0.98%	$2,722,342	$1,167,105	$2,059,679
Energy	664,515	0.51	720,189	126,587	398,717
Indices	4,769,426	3.64	7,273,188	1,484,652	5,206,475
Interest Rates U.S.	637,821	0.49	1,460,401	135,327	740,400
Interest Rates Non-U.S.	4,134,103	3.16	5,684,725	2,270,618	4,110,318
Metals	63,261	0.05	301,202	8,118	118,888

Total	$11,551,704	8.83%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2019, the Partnership’s/Funds’ primary exposures were in the IBEX 35 (Spain), Dow Jones Euro STOXX 50 (European Union), FTSE MIB (Italy), CBOE VIX Volatility Index (U.S.), FTSE 100 (United Kingdom), S&P 500 (U.S.), S&P/TSX 60 (Canada), SPI 200 (Australia), and Hang Seng (Hong Kong) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia, New Zealand and Switzerland.

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

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2019 was to fluctuations in the price of copper, nickel, aluminum, gold, palladium, zinc and silver.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains market is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2019.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities market is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2019.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2019.

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

The General Partner/Trading Manager monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/Trading Manager felt it necessary to do so, the General Partner/Trading Manager could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/Trading Manager primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL SYSTEMATIC L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Ceres Tactical Systematic L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC General Partner,	Ceres Managed Futures LLC General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Systematic L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Ceres Tactical Systematic L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets:

Investment in the Funds(1), at fair value (Note 6)	$63,459,722	$83,239,963
Redemptions receivable from the Funds	450,586	5,040,947

Equity in trading account:
Unrestricted cash (Note 3c)	35,180,793	38,672,319
Restricted cash (Note 3c)	9,262,539	10,116,332
Net unrealized appreciation on open futures contracts	608,575	1,971,870
Net unrealized appreciation on open forward contracts	-	217,139

Total equity in trading account	45,051,907	50,977,660

Interest receivable (Note 3c)	52,358	87,133

Total assets	$109,014,573	$139,345,703

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$192,138	$-
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	172,314	219,228
Management fees (Note 3b)	91,455	124,614
Incentive fees (Note 3b)	220,579	1,209,783
General Partner fees (Note 3a)	90,369	115,789
Professional fees	207,311	180,094
Redemptions payable to Limited Partners (Note 7)	1,831,808	3,477,975

Total liabilities	2,805,974	5,327,483

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 1,308.8850 and 1,844.4570 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	1,240,997	1,746,751
Limited Partners, Class A, 131,060.4968 and 162,712.3818 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	98,542,340	124,683,920
Limited Partners, Class D, 6,654.5080 and 7,839.3400 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	6,214,764	7,368,184
Limited Partners, Class Z, 222.0130 and 231.6350 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	210,498	219,365

Total partners’ capital (net asset value)	106,208,599	134,018,220

Total liabilities and partners’ capital	$109,014,573	$139,345,703

Net asset value per Redeemable Unit:
Class A	$751.88	$766.28

Class D	$933.92	$939.90

Class Z	$948.13	$947.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	81	$24,983	0.02%
Energy	108	(13,844)	(0.01)
Grains	114	93,958	0.09
Indices	335	54,837	0.05
Interest Rates U.S.	8	(9,883)	(0.01)
Interest Rates Non-U.S.	1,347	(353,315)	(0.33)
Livestock	52	31,370	0.03
Metals	157	344,012	0.32
Softs	64	44,433	0.04

Total futures contracts purchased		216,551	0.20

Futures Contracts Sold
Currencies	43	(5,134)	(0.00) *
Energy	179	426,966	0.40
Grains	125	(50,710)	(0.05)
Indices	199	25,474	0.02
Interest Rates U.S.	21	(2,078)	(0.00) *
Interest Rates Non-U.S.	212	(597)	(0.00) *
Livestock	28	(40)	(0.00) *
Softs	15	(1,857)	(0.00) *

Total futures contracts sold		392,024	0.37

Net unrealized appreciation on open futures contracts		$608,575	0.57%

Unrealized Appreciation on Open Forward Contracts
Currencies	$48,405,451	$469,914	0.45%
Metals	21	25,017	0.02

Total unrealized appreciation on open forward contracts		494,931	0.47

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,647,681	(526,456)	(0.50)
Metals	102	(160,613)	(0.15)

Total unrealized depreciation on open forward contracts		(687,069)	(0.65)

Net unrealized depreciation on open forward contracts		$(192,138)	(0.18)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF ADG Master Fund LLC		$28,958,000	27.27%
CMF Aquantum Master Fund LLC		20,243,474	19.06
CMF FORT Contrarian Master Fund LLC		14,258,248	13.42

Total investment in the Funds		$63,459,722	59.75%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$849,504	$950,831	$100,285
Interest income allocated from the Funds	1,459,938	1,610,034	622,396

Total investment income	2,309,442	2,560,865	722,681

Expenses:
Expenses allocated from the Funds	816,989	950,866	920,141
Clearing fees related to direct investments (Note 3c)	140,756	198,500	78,467
Ongoing selling agent fees (Notes 3d and 3e)	2,352,906	3,008,401	2,280,301
General Partner fees (Note 3a)	1,237,018	1,587,715	1,135,421
Management fees (Note 3b)	1,279,970	1,669,655	1,575,891
Incentive fees (Note 3b)	451,171	1,209,783	-
Professional fees	487,422	684,585	504,189

Total expenses	6,766,232	9,309,505	6,494,410

Net investment loss	(4,456,790)	(6,748,640)	(5,771,729)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	2,352,160	(6,854,605)	115,346
Net realized gains (losses) on closed contracts allocated from the Funds	1,853,103	350,555	(2,377,104)
Net change in unrealized gains (losses) on open contracts	(1,762,618)	1,438,160	371,299
Net change in unrealized gains (losses) on open contracts allocated from the Funds	299,011	598,593	(591,188)

Total trading results	2,741,656	(4,467,297)	(2,481,647)

Net income (loss)	$(1,715,134)	$(11,215,937)	$(8,253,376)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$(14.40)	$(59.35)	$(60.21)

Class D	$(5.98)	$(60.10)	$-

Class Z	$1.10	$(52.97)	$-

Weighted average Redeemable Units outstanding:
Class A	147,125.3669	180,814.6943	133,367.4640

Class D	7,695.7575	10,851.3914	-

Class Z	1,834.5138	2,133.6323	-

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2019, 2018 and 2017

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$136,664,864	154,276.8162	$-	-	$-	-	$136,664,864	154,276.8162
Subscriptions - Limited Partners	33,000	37.2530	-	-	-	-	33,000	37.2530
Redemptions - General Partner	(270,000)	(318.4110)	-	-	-	-	(270,000)	(318.4110)
Redemptions - Limited Partners	(36,322,799)	(42,744.8510)	-	-	-	-	(36,322,799)	(42,744.8510)
Net income (loss)	(8,253,376)	-	-	-	-	-	(8,253,376)	-

Partners’ Capital, December 31, 2017	91,851,689	111,250.8072	-	-	-	-	91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,614,119	85,527.8080	11,507,151	11,507.1510	242,635	242.6350	82,363,905	97,277.5940
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(26,160,019)	(32,694.5790)	(3,523,403)	(3,667.8110)	(10,648)	(11.0000)	(29,694,070)	(36,373.3900)
Net income (loss)	(10,464,309)	-	(615,564)	-	(136,064)	-	(11,215,937)	-

Partners’ Capital, December 31, 2018	124,683,920	162,712.3818	7,368,184	7,839.3400	1,966,116	2,076.0920	134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(24,543,188)	(31,771.0660)	(1,109,847)	(1,184.8320)	(37,056)	(39.0870)	(25,690,091)	(32,994.9850)
Net income (loss)	(1,691,092)	-	(43,573)	-	19,531	-	(1,715,134)	-

Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2017:	$825.63	$-	$-

2018:	$766.28	$939.90	$947.03

2019:	$751.88	$933.92	$948.13

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below) and FORT Contrarian Master (as defined below), and was the Trading Manager of AE Capital Master (as defined below) and Boronia I, LLC (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

As of December 31, 2019, all trading decisions are made for the Partnership by ADG Capital Management LLP (“ADG”), Aquantum GmbH (“Aquantum”), FORT, L.P. (“FORT”) and ISAM Systematic Management (“ISAM SM”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, AE Capital, Aspect, Boronia, Cambridge, Graham, ISAM, Mesirow, SECOR and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), and prior to the Partnership’s full redemption effective December 31, 2017, CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) have entered into a futures brokerage account agreement with MS&Co. ADG Master, Aquantum Master and FORT Contrarian Master are collectively referred to as the “Funds”. Reference herein to the “Funds” may include, as relevant, AE Capital Master, Aspect Master, Boronia I, LLC, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Effective July 12, 2017 and prior to their respective terminations, Aspect Master, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Cambridge Master, SECOR Master and Willowbridge Master, Mesirow/Cambridge, SECOR and Willowbridge were all parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement”).

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. Prior to the Partnership’s full redemption, the Partnership carried its investment in Aspect Master, Graham Master and Willowbridge Master based on each Fund’s net asset value per redeemable unit as calculated by the respective Fund.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(36,976) (proceeds of $37,204) and $(1,736,101) (proceeds of $1,726,375) as of December 31, 2019 and 2018, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

h.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 8, “Financial Highlights.”

3.     Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. The Partnership pays the General Partner a monthly fee equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

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

The Partnership pays to ADG a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. The Partnership pays to Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT, and a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. Month-end net assets, for purposes of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital. Prior to their respective terminations on December 31, 2017, Aspect and Willowbridge each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Aspect and Willowbridge, respectively. Prior to its termination on December 31, 2017, Boronia I, LLC paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of Boronia I, LLC as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata allocation of the management fee of Boronia I, LLC. Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Graham.

In addition, the Partnership is obligated to pay ADG an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. The Partnership is obligated to pay Aquantum an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year. The Partnership is obligated to pay FORT an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Prior to its termination effective June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to its termination effective April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter. Prior to their respective terminations on December 31, 2017, Aspect, Graham and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia was eligible to receive an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. Only the incentive fees paid by Boronia I, LLC to Boronia for New Trading Profits earned for the Partnership were allocated to the Partnership.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional trading advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held by the Partnership for margin requirements was $9,262,539 and $10,116,332, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a monthly ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Prior to January 1, 2018, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets. The ongoing selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered or exempted financial advisors of Morgan Stanley Wealth Management who had sold Redeemable Units in the Partnership.

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) and foreign exchange brokerage account agreements give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 were 4,685 and 5,300, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 were 232 and 262, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 were $144,939,540 and $170,689,378, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s respective percentage ownership of each Fund.

All clearing fees paid to MS&Co. for the Partnership’s direct trading are borne directly by the Partnership. In addition, clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,277,600	$(669,025)	$608,575	$-	$-	$608,575
Forwards	494,931	(494,931)	-	-	-	-

Total assets	$1,772,531	$(1,163,956)	$608,575	$-	$-	$608,575

Liabilities
Futures	$(669,025)	$669,025	$-	$-	$-	$-
Forwards	(687,069)	494,931	(192,138)	-	192,138	-

Total liabilities	$(1,356,094)	$1,163,956	$(192,138)	$-	$192,138	$-

Net fair value						$608,575	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,636,639	$(664,769)	$1,971,870	$-	$-	$1,971,870
Forwards	835,975	(618,836)	217,139	-	-	217,139

Total assets	$3,472,614	$(1,283,605)	$2,189,009	$-	$-	$2,189,009

Liabilities
Futures	$(664,769)	$664,769	$-	$-	$-	$-
Forwards	(618,836)	618,836	-	-	-	-

Total liabilities	$(1,283,605)	$1,283,605	$-	$-	$-	$-

Net fair value						$2,189,009	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31,
	2019
Assets
Futures Contracts
Currencies	$41,266
Energy	467,028
Grains	109,021
Indices	172,030
Interest Rates U.S.	3,414
Interest Rates Non-U.S.	26,967
Livestock	46,630
Metals	350,487
Softs	60,757

Total unrealized appreciation on open futures contracts	1,277,600

Liabilities
Futures Contracts
Currencies	(21,417)
Energy	(53,906)
Grains	(65,773)
Indices	(91,719)
Interest Rates U.S.	(15,375)
Interest Rates Non-U.S.	(380,879)
Livestock	(15,300)
Metals	(6,475)
Softs	(18,181)

Total unrealized depreciation on open futures contracts	(669,025)

Net unrealized appreciation on open futures contracts	$608,575	*

Assets
Forward Contracts
Currencies	$469,914
Metals	25,017

Total unrealized appreciation on open forward contracts	494,931

Liabilities
Forward Contracts
Currencies	(526,456)
Metals	(160,613)

Total unrealized depreciation on open forward contracts	(687,069)

Net unrealized depreciation on open forward contracts	$(192,138)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2019, 2018 and 2017, respectively.

Sector	2019		2018		2017
Currencies	$(1,031,337)		$(2,332,511)		$(502,493)
Energy	(1,726,062)		2,703,797		59,510
Grains	(459,979)		(825,218)		(618,535)
Indices	(122,163)		(3,649,681)		2,388,247
Interest Rates U.S.	651,819		265,234		(169,085)
Interest Rates Non-U.S.	4,768,246		(129,912)		(553,886)
Livestock	(622,434)		(203,587)		(203,797)
Metals	(164,506)		(1,151,776)		203,690
Softs	(704,042)		(92,791)		(117,006)

Total	$589,542	***	$(5,416,445)	***	$486,645	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,277,600	$1,277,600	$-	$-
Forwards	494,931	-	494,931	-

Total Assets	$1,772,531	$1,277,600	$494,931	$-

Liabilities
Futures	$669,025	$669,025	$-	$-
Forwards	687,069	-	687,069	-

Total Liabilities	$1,356,094	$669,025	$687,069	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,636,639	$2,636,639	$-	$-
Forwards	835,975	-	835,975	-

Total Assets	$3,472,614	$2,636,639	$835,975	$-

Liabilities
Futures	$664,769	$664,769	$-	$-
Forwards	618,836	-	618,836	-

Total Liabilities	$1,283,605	$664,769	$618,836	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2019.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017), which were charged at the Boronia I, LLC level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. As of December 31, 2018, the Partnership owned approximately 79.2% of AE Capital Master, 100.0% of Cambridge Master, 11.5% of FORT Contrarian Master and 84.7% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables.

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450
Aquantum Master	37,857,547	2,327,205	35,530,342
FORT Contrarian Master	135,604,970	4,607,083	130,997,887

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
AE Capital Master	$19,758,302	$99,954	$19,658,348
Cambridge Master	21,433,817	4,151,814	17,282,003
FORT Contrarian Master	180,042,210	1,648,773	178,393,437
SECOR Master	37,347,676	2,170,539	35,177,137

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the year ended December 31, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
ADG Master (a)	$465,783	$179,092	$644,875
AE Capital Master (b)	71,739	(890,810)	(819,071)
Aquantum Master (c)	(121,296)	(4,828,049)	(4,949,345)
Cambridge Master (d)	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	2,602,136	34,257,304	36,859,440
SECOR Master (e)	(84,266)	2,719,987	2,635,721

	For the year ended December 31, 2018
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
AE Capital Master (f)	$180,229	$(1,180,663)	$(1,000,434)
Cambridge Master	371,194	(3,386,331)	(3,015,137)
FORT Contrarian Master	2,172,289	(12,008,806)	(9,836,517)
SECOR Master	(184,045)	8,191,065	8,007,020

(a)	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(c)	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date Cambridge Master terminated operations.

(e)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

(f)	From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master (a)	27.27%	$28,958,000	$478,045	$39,263	$44,112	$394,670	Commodity Portfolio	Monthly
AE Capital Master (b)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (c)	19.06%	20,243,474	(2,213,977)	254,979	34,789	(2,503,745)	Commodity Portfolio	Monthly
Cambridge Master (d)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	4,848,984	60,441	8,613	4,779,930	Commodity Portfolio	Monthly
SECOR Master (e)	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$63,459,722	$3,612,052	$668,245	$148,744	$2,795,063

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
AE Capital Master (f)	11.64%	$15,603,718	$(548,257)	$102,075	$46,782	$(697,114)	Commodity Portfolio	Monthly
Cambridge Master	12.90%	17,284,725	(2,882,082)	81,191	61,444	(3,024,717)	Commodity Portfolio	Monthly
FORT Contrarian Master	15.30%	20,501,423	(1,174,034)	72,292	14,941	(1,261,267)	Commodity Portfolio	Monthly
SECOR Master	22.27%	29,850,097	7,163,555	516,774	55,367	6,591,414	Commodity Portfolio	Monthly

Total		$83,239,963	$2,559,182	$772,332	$178,534	$1,608,316

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through December 31, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through December 31, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

(e)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(f)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through December 31, 2018.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

7.	Subscriptions, Distributions and Redemptions:

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

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$14.46	$17.41	$17.50	$(24.12)	$(29.68)	$(30.29)	$(16.93)
Net investment loss	(28.86)	(23.39)	(16.40)	(35.23)	(30.42)	(22.68)	(43.28)

Increase (decrease) for the year	(14.40)	(5.98)	1.10	(59.35)	(60.10)	(52.97)	(60.21)
Net asset value per Redeemable Unit, beginning of year	766.28	939.90	947.03	825.63	1,000.00	1,000.00	885.84

Net asset value per Redeemable Unit, end of year	$751.88	$933.92	$948.13	$766.28	$939.90	$947.03	$825.63

	2019			2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.8)%	(2.5)%	(1.7)%	(4.4)%	(3.2)%	(2.4)%	(5.1)%

Operating expenses	5.3%	4.0%	3.3%	5.3%	4.1%	3.2%	5.8%
Incentive fees	0.4%	0.3%	0.3%	0.8%	0.8%	0.8%	-%

Total expenses	5.7%	4.3%	3.6%	6.1%	4.9%	4.0%	5.8%

Total return:
Total return before incentive fees	(1.5)%	(0.3)%	0.5%	(6.4)%	(5.3)%	(4.6)%	(6.8)%
Incentive fees	(0.4)%	(0.3)%	(0.4)%	(0.8)%	(0.7)%	(0.7)%	-%

Total return after incentive fees	(1.9)%	(0.6)%	0.1%	(7.2)%	(6.0)%	(5.3)%	(6.8)%

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

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.2% to 59.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Aspect Master, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager consider the risk of any future obligation relating to these indemnifications to be remote.

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

On January 1, 2020, the General Partner and the Partnership entered into a management agreement with Millburn Ridgefield Corporation (“Millburn”). The Partnership allocated a portion of its assets to Millburn on or about January 1, 2020. Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Market Program. The General Partner and Millburn have agreed that Millburn will initially trade the Partnership’s assets allocated to Millburn at a level that is 2 times the amount of such assets. This level may be changed by the General Partner from time to time with 30 days’ prior notice to Millburn, provided, however, that in no event will the leverage applied to the assets of the Partnership traded by Millburn be increased to more than 2 times.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$415,540	$560,069	$633,846	$699,987
Total expenses	(1,259,437)	(1,751,313)	(1,606,995)	(2,148,487)
Total trading results	(2,435,554)	(430,649)	2,193,807	3,414,052

Net income (loss)	$(3,279,451)	$(1,621,893)	$1,220,658	$1,965,552

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(22.17)	$(11.18)	$7.42	$11.53

Class D	$(24.51)	$(10.79)	$12.18	$17.14

Class Z	$(23.06)	$(9.07)	$14.14	$19.09

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$698,358	$674,782	$630,672	$557,053
Total expenses	(2,626,241)	(1,607,248)	(2,305,006)	(2,771,010)
Total trading results	(1,924,183)	(3,549,213)	(812,289)	1,818,388

Net income (loss)	$(3,852,066)	$(4,481,679)	$(2,486,623)	$(395,569)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(20.96)	$(23.74)	$(12.26)	$(2.39)

Class D	$(22.65)	$(25.92)	$(11.78)	$0.25

Class Z	$(20.98)	$(24.19)	$(9.93)	$2.13

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

On January 1, 2020, the General Partner and the Partnership entered into a management agreement with Millburn Ridgefield Corporation (“Millburn”). The Partnership allocated a portion of its assets to Millburn on or about January 1, 2020. Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Market Program. The General Partner and Millburn have agreed that Millburn will initially trade the Partnership’s assets allocated to Millburn at a level that is 2 times the amount of such assets. This level may be changed by the General Partner from time to time with 30 days’ prior notice to Millburn, provided, however, that in no event will the leverage applied to the assets of the Partnership traded by Millburn be increased to more than 2 times.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	1,308.8850	85.50%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490	Redeemable Units

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years ended December 31, 2019 and 2018 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$224,937
2018	$237,793

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None. (5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedules of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

3.3	Amended and Restated Limited Partnership Agreement dated November 22, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

4.1	Description of Securities (filed herewith).

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

10.7	Management Agreement among the Partnership, the General Partner and Aspect (filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 16, 2005 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

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

10.15	Management Agreement among the Partnership, the General Partner and SECOR (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2018 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and FORT (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2018 and incorporated herein by reference).

10.17	Management Agreement among the Partnership, the General Partner and AE Capital (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2018 and incorporated herein by reference).

10.18

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner, Morgan Stanley Distribution Inc., and Harbor Investment Advisory LLC (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 8, 2018 and incorporated herein by reference).

10.19

Foreign Exchange and Bullion Authorization Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.20

International Swap Dealers Association, Inc. Master Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.21

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

10.23	Institutional Account Agreement between Aspect Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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

10.25

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

10.26

Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.27

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.28	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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

10.33	Institutional Account Agreement between Graham Master and JPMorgan (filed as Exhibit 11.15 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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

10.38	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.20 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.39	Management Agreement among the Partnership, the General Partner, and ADG (filed as Exhibit 10.1 to the Current Report on Form 8- K filed on February 1, 2019 and incorporated herein by reference).

(a)	Amendment to the Management Agreement among the Partnership, the General Partner, and ADG, effective January 1, 2020 (filed herewith).

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2019 and incorporated herein by reference).

99.1	Financial Statements of CMF ADG Master Fund LLC.

99.2	Financial Statements of CMF Aquantum Master Fund LLC.

99.3	Financial Statements of CMF FORT Contrarian Master Fund LLC.

99.4	Financial Statements of Cambridge Master Fund L.P.

99.5	Financial Statements of SECOR Master Fund L.P.

99.6	Financial Statements of CMF AE Capital Master Fund LLC.

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
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.