Form 10-Q
period 2020-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2020-05-11
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes        No X

As of April 30, 2020, 118,269.6078 Limited Partnership Class A Redeemable Units were outstanding, 6,178.4300 Limited Partnership Class D Redeemable Units were outstanding, and 179.1720 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:

Investment in the Funds(1), at fair value	$42,798,299	$63,459,722
Redemptions receivable from the Funds	157,136	450,586

Equity in trading account:
Unrestricted cash	50,017,744	35,180,793
Restricted cash	4,501,844	9,262,539
Net unrealized appreciation on open futures contracts	1,148,398	608,575
Net unrealized appreciation on open forward contracts	1,354,492	-

Total equity in trading account	57,022,478	45,051,907

Interest receivable	19,346	52,358

Total assets	$99,997,259	$109,014,573

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$192,138
Accrued expenses:
Ongoing selling agent fees	158,090	172,314
Management fees	75,729	91,455
Incentive fees	-	220,579
General Partner fees	83,014	90,369
Professional fees	222,559	207,311
Redemptions payable to Limited Partners	1,833,320	1,831,808

Total liabilities	2,372,712	2,805,974

Partners’ Capital:
General Partner, Class Z, 1,308.8850 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	1,199,384	1,240,997
Limited Partners, Class A, 125,382.6068 and 131,060.4968 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	90,655,549	98,542,340
Limited Partners, Class D, 6,178.4300 and 6,654.5080 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	5,566,175	6,214,764
Limited Partners, Class Z, 222.0130 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	203,439	210,498

Total partners’ capital (net asset value)	97,624,547	106,208,599

Total liabilities and partners’ capital	$99,997,259	$109,014,573

Net asset value per Redeemable Unit:
Class A	$723.03	$751.88

Class D	$900.90	$933.92

Class Z	$916.34	$948.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	5	$(5,544)	(0.01)%
Grains	41	22,950	0.02
Indices	35	19,179	0.02
Interest Rates U.S.	95	165,117	0.17
Interest Rates Non-U.S.	983	63,722	0.07
Metals	43	(20,834)	(0.02)
Softs	4	(1,025)	(0.00) *

Total futures contracts purchased		243,565	0.25

Futures Contracts Sold
Currencies	37	1,133	0.00 *
Energy	194	494,140	0.51
Grains	169	134,517	0.14
Indices	172	(70,944)	(0.07)
Interest Rates Non-U.S.	1	(1,256)	(0.00) *
Livestock	40	213,210	0.22
Metals	14	42,153	0.04
Softs	105	91,880	0.09

Total futures contracts sold		904,833	0.93

Net unrealized appreciation on open futures contracts		$1,148,398	1.18%

Unrealized Appreciation on Open Forward Contracts
Currencies	$85,579,225	$4,025,666	4.13%
Metals	209	1,301,987	1.33

Total unrealized appreciation on open forward contracts		5,327,653	5.46

Unrealized Depreciation on Open Forward Contracts
Currencies	$83,153,280	(3,251,482)	(3.33)
Metals	120	(721,679)	(0.74)

Total unrealized depreciation on open forward contracts		(3,973,161)	(4.07)

Net unrealized appreciation on open forward contracts		$1,354,492	1.39%

		% of Partners’
Investment in the Funds	Fair Value	Capital
CMF ADG Master Fund LLC	$18,629,391	19.08%
CMF Aquantum Master Fund LLC	17,506,627	17.93
CMF FORT Contrarian Master Fund LLC	6,662,281	6.83

Total investment in the Funds	$42,798,299	43.84%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	81	$24,983	0.02%
Energy	108	(13,844)	(0.01)
Grains	114	93,958	0.09
Indices	335	54,837	0.05
Interest Rates U.S.	8	(9,883)	(0.01)
Interest Rates Non-U.S.	1,347	(353,315)	(0.33)
Livestock	52	31,370	0.03
Metals	157	344,012	0.32
Softs	64	44,433	0.04

Total futures contracts purchased		216,551	0.20

Futures Contracts Sold
Currencies	43	(5,134)	(0.00)	*
Energy	179	426,966	0.40
Grains	125	(50,710)	(0.05)
Indices	199	25,474	0.02
Interest Rates U.S.	21	(2,078)	(0.00)	*
Interest Rates Non-U.S.	212	(597)	(0.00)	*
Livestock	28	(40)	(0.00)	*
Softs	15	(1,857)	(0.00)	*

Total futures contracts sold		392,024	0.37

Net unrealized appreciation on open futures contracts		$608,575	0.57%

Unrealized Appreciation on Open Forward Contracts
Currencies	$48,405,451	$469,914	0.45%
Metals	21	25,017	0.02

Total unrealized appreciation on open forward contracts		494,931	0.47

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,647,681	(526,456)	(0.50)
Metals	102	(160,613)	(0.15)

Total unrealized depreciation on open forward contracts		(687,069)	(0.65)

Net unrealized depreciation on open forward contracts		$(192,138)	(0.18)%

		% of Partners’
Investment in the Funds	Fair Value	Capital
CMF ADG Master Fund LLC	$28,958,000	27.27%
CMF Aquantum Master Fund LLC	20,243,474	19.06
CMF FORT Contrarian Master Fund LLC	14,258,248	13.42

Total investment in the Funds	$63,459,722	59.75%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Investment Income:
Interest income	$156,318	$229,034
Interest income allocated from the Funds	115,972	470,953

Total investment income	272,290	699,987

Expenses:
Expenses allocated from the Funds	149,546	235,654
Clearing fees related to direct investments	89,561	28,327
Ongoing selling agent fees	490,744	631,799
General Partner fees	257,613	331,658
Management fees	231,151	357,274
Incentive fees	-	437,931
Professional fees	100,454	125,844

Total expenses	1,319,069	2,148,487

Net investment loss	(1,046,779)	(1,448,500)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(4,775,870)	377,042
Net realized gains (losses) on closed contracts allocated from the Funds	(2,757,403)	1,582,845
Net change in unrealized gains (losses) on open contracts	2,054,596	417,623
Net change in unrealized gains (losses) on open contracts allocated from the Funds	2,570,716	1,036,542

Total trading results	(2,907,961)	3,414,052

Net income (loss)	$(3,954,740)	$1,965,552

Net income (loss) per Redeemable Unit*:
Class A	$(28.85)	$11.53

Class D	$(33.02)	$17.14

Class Z	$(31.79)	$19.09

Weighted average Redeemable Units outstanding:
Class A	129,065.9315	159,243.8698

Class D	6,637.5080	7,822.6733

Class Z	1,530.8980	2,105.5570

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	-	-	-	-	27,904	29.4650	27,904	29.4650
Redemptions - Limited Partners	(7,235,464)	(9,409.2420)	(47,102)	(50.0000)	-	-	(7,282,566)	(9,459.2420)
Net income (loss)	1,791,702	-	133,641	-	40,209	-	1,965,552	-

Partners’ Capital, March 31, 2019	$119,240,158	153,303.1398	$7,454,723	7,789.3400	$2,034,229	2,105.5570	$128,729,110	163,198.0368

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(4,199,600)	(5,677.8900)	(429,712)	(476.0780)	-	-	(4,629,312)	(6,153.9680)
Net income (loss)	(3,687,191)	-	(218,877)	-	(48,672)	-	(3,954,740)	-

Partners’ Capital, March 31, 2020	$90,655,549	125,382.6068	$5,566,175	6,178.4300	$1,402,823	1,530.8980	$97,624,547	133,091.9348

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below) and FORT Contrarian Master (as defined below), and was the Trading Manager of AE Capital Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2020, all trading decisions are made for the Partnership by ADG Capital Management LLP (“ADG”), Aquantum GmbH (“Aquantum”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective March 31, 2019, the General Partner terminated Mesirow Financial UK Limited (“Mesirow”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, AE Capital, Mesirow and SECOR. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

ISAM SM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme. FORT directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program. Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Market Program.

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

Prior to their respective terminations, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Mesirow and SECOR were parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing selling agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

2.        Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $4,501,844 and $9,262,539, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(3,605,095) (proceeds of $3,573,466) and $(36,976) (proceeds of $37,204) as of March 31, 2020 and December 31, 2019, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services-Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.       Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(21.14)	$(26.32)	$(26.74)	$20.18	$24.70	$24.89
Net investment loss	(7.71)	(6.70)	(5.05)	(8.65)	(7.56)	(5.80)

Increase (decrease) for the period	(28.85)	(33.02)	(31.79)	11.53	17.14	19.09
Net asset value per Redeemable Unit, beginning of period	751.88	933.92	948.13	766.28	939.90	947.03

Net asset value per Redeemable Unit, end of period	$723.03	$900.90	$916.34	$777.81	$957.04	$966.12

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Class A	Class D	Class Z	Class A		Class D		Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(3.0)%	(2.2)%	(3.5)%		(2.2)%		(1.5)%

Operating expenses	5.3%	4.0%	3.2%	5.4	%	4.1	%	3.4%
Incentive fees	-%	-%	-%	0.3	%	0.3	%	0.3%

Total expenses	5.3%	4.0%	3.2%	5.7	%	4.4	%	3.7%

Total return:
Total return before incentive fees	(3.8)%	(3.5)%	(3.4)%	1.8	%	2.1	%	2.3%
Incentive fees	-%	-%	-%	(0.3)%		(0.3)%		(0.3)%

Total return after incentive fees	(3.8)%	(3.5)%	(3.4)%	1.5	%	1.8	%	2.0%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 4,452 and 4,428, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were 345 and 210, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 were $278,309,472 and $133,463,565, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,604,512	$(456,114)	$1,148,398	$-	$-	$1,148,398
Forwards	5,327,653	(3,973,161)	1,354,492	-	-	1,354,492

Total assets	$6,932,165	$(4,429,275)	$2,502,890	$-	$-	$2,502,890

Liabilities
Futures	$(456,114)	$456,114	$-	$-	$-	$-
Forwards	(3,973,161)	3,973,161	-	-	-	-

Total liabilities	$(4,429,275)	$4,429,275	$-	$-	$-	$-

Net fair value						$2,502,890	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,277,600	$(669,025)	$608,575	$-	$-	$608,575
Forwards	494,931	(494,931)	-	-	-	-

Total assets	$1,772,531	$(1,163,956)	$608,575	$-	$-	$608,575

Liabilities
Futures	$(669,025)	$669,025	$-	$-	$-	$-
Forwards	(687,069)	494,931	(192,138)	-	192,138	-

Total liabilities	$(1,356,094)	$1,163,956	$(192,138)	$-	$192,138	$-

Net fair value						$608,575	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31,
	2020
Assets
Futures Contracts
Currencies	$25,272
Energy	527,750
Grains	179,149
Indices	56,902
Interest Rates U.S.	177,062
Interest Rates Non-U.S.	230,139
Livestock	215,910
Metals	90,461
Softs	101,867

Total unrealized appreciation on open futures contracts	1,604,512

Liabilities
Futures Contracts
Currencies	(29,683)
Energy	(33,610)
Grains	(21,682)
Indices	(108,667)
Interest Rates U.S.	(11,945)
Interest Rates Non-U.S.	(167,673)
Livestock	(2,700)
Metals	(69,142)
Softs	(11,012)

Total unrealized depreciation on open futures contracts	(456,114)

Net unrealized appreciation on open futures contracts	$1,148,398	*

Assets
Forward Contracts
Currencies	$4,025,666
Metals	1,301,987

Total unrealized appreciation on open forward contracts	5,327,653

Liabilities
Forward Contracts
Currencies	(3,251,482)
Metals	(721,679)

Total unrealized depreciation on open forward contracts	(3,973,161)

Net unrealized appreciation on open forward contracts	$1,354,492	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
Sector	2020		2019
Currencies	$271,559		$(533,821)
Energy	3,636,426		(921,525)
Grains	253,231		260,067
Indices	(9,740,740)		82,617
Interest Rates U.S.	1,021,695		169,304
Interest Rates Non-U.S.	1,179,286		2,525,073
Livestock	460,513		(172,297)
Metals	757,761		(632,712)
Softs	(561,005)		17,959

Total	$(2,721,274)	***	$794,665	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,604,512	$1,604,512	$-	$-
Forwards	5,327,653	-	5,327,653	-

Total Assets	$6,932,165	$1,604,512	$5,327,653	$-

Liabilities
Futures	$456,114	$456,114	$-	$-
Forwards	3,973,161	-	3,973,161	-

Total Liabilities	$4,429,275	$456,114	$3,973,161	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,277,600	$1,277,600	$-	$-
Forwards	494,931	-	494,931	-

Total Assets	$1,772,531	$1,277,600	$494,931	$-

Liabilities
Futures	$669,025	$669,025	$-	$-
Forwards	687,069	-	687,069	-

Total Liabilities	$1,356,094	$669,025	$687,069	$-

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

The assets allocated to Mesirow for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permitted accounts managed by Mesirow using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cambridge Master on March 31, 2019.

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2020.

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

As of March 31, 2020, the Partnership owned approximately 60.1% of ADG Master, 52.2% of Aquantum Master and 5.4% of FORT Contrarian Master. As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$31,470,316	$505,567	$30,964,749
Aquantum Master	33,666,550	144,881	33,521,669
FORT Contrarian Master	124,920,459	469,327	124,451,132

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450
Aquantum Master	37,857,547	2,327,205	35,530,342
FORT Contrarian Master	135,604,970	4,607,083	130,997,887

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2020
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
ADG Master	$43,488	$(2,207,105)	$(2,163,617)
Aquantum Master	(136,229)	2,944,697	2,808,468
FORT Contrarian Master	168,677	(5,653,909)	(5,485,232)

	For the three months ended March 31, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
ADG Master (a)	$68,144	$(249,709)	$(181,565)
AE Capital Master	86,493	(895,582)	(809,089)
Cambridge Master	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	803,870	19,700,082	20,503,952
SECOR Master	(47,181)	3,326,837	3,279,656

(a)	From February 1, 2019, commencement of operations for ADG Master, through March 31, 2019.

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2020		For the three months ended March 31, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master	19.08%	$18,629,391	$(1,337,317)	$13,667	$10,358	$(1,361,342)	Commodity Portfolio	Monthly
Aquantum Master	17.93%	17,506,627	1,570,524	106,884	8,788	1,454,852	Commodity Portfolio	Monthly
FORT Contrarian Master	6.83%	6,662,281	(303,922)	8,888	961	(313,771)	Commodity Portfolio	Monthly

Total		$42,798,299	$(70,715)	$129,439	$20,107	$(220,261)

	December 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
ADG Master (a)	27.27%	$28,958,000	$(96,507)	$8,061	$7,714	$(112,282)	Commodity Portfolio	Monthly
Aquantum Master (b)	19.06%	20,243,474	-	-	-	-	Commodity Portfolio	Monthly
AE Capital Master	0.00%	-	(531,229)	11,306	10,761	(553,296)	Commodity Portfolio	Monthly
Cambridge Master	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	2,437,928	13,872	1,996	2,422,060	Commodity Portfolio	Monthly
SECOR Master	0.00%	-	2,349,716	143,150	10,259	2,196,307	Commodity Portfolio	Monthly

Total		$63,459,722	$3,090,340	$190,171	$45,483	$2,854,686

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through March 31, 2019.

(b)	On June 1, 2019, the Partnership invested into Aquantum Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.4% to 40.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, the Partnership’s capital decreased 8.1% from $106,208,599 to $97,624,547. This decrease was attributable to redemptions of 5,677.8900 Class A limited partner Redeemable Units totaling $4,199,600, redemptions of 476.0780 Class D limited partner Redeemable Units totaling $429,712 and a net loss of $3,954,740. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.8% from $751.88 to $723.03 as compared to an increase of 1.5% in the same period of 2019. During the Partnership’s first quarter of 2020, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.5% from $933.92 to $900.90 as compared to an increase of 1.8% in the same period of 2019. During the Partnership’s first quarter of 2020, the Partnership’s net asset value per Class Z Redeemable Unit decreased 3.4% from $948.13 to $916.34 as compared to an increase of 2.0% in the same period of 2019. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $2,907,961. Losses were primarily attributable to the Partnership’s/Funds’ trading in indices, non-U.S. interest rates and softs and were partially offset by gains in currencies, energy, grains, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2019 of $3,414,052. Gains were primarily attributable to the Partnership’s/Funds’ trading in grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in currencies, energy, livestock and metals.

During the first quarter, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as global stock prices plunged as the fight against the spread of the COVID-19 coronavirus shuttered businesses and industries across the globe. Overall, the global interest rate sector experienced small net trading losses during the quarter as gains from long positions in U.S., European, and Asian bond futures during January and February were more than offset by losses from long positions in European fixed income futures during March as the spread of the coronavirus roiled bond markets. A portion of the Partnership’s losses for the first quarter was offset by gains achieved within the energy sector from short positions in crude oil, gasoil and heating oil futures during March as the global quarantine to fight the spread of the coronavirus decimated energy demand, pushing prices sharply lower. Within the metals markets, gains were experienced during January and February from long positions in gold and palladium futures as priced surged on safe-haven demand. Additional gains were recorded within the agricultural complex during March from short positions in live cattle and lean hog futures as prices fell amid concerns of a potential slowdown in global meat demand. In currencies, gains during the quarter from positions in the New Zealand dollar and Brazilian real more than offset losses in the Australian dollar and Japanese yen.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership/Funds expect to increase capital through operations.

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2020 decreased by $427,697 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower average daily equity as well as lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 increased by $61,234 as compared to the corresponding period in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $141,055 as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $74,045 as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $126,123 as compared to the corresponding period in 2019. The decrease was primarily due to a decrease in average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2020 and 2019 resulted in incentive fees of $0 and $437,931, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2020 and December 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

			March 31, 2020			December 31, 2019
			(percentage of			(percentage of
Advisor	March 31, 2020		Partners’ Capital)	December 31, 2019		Partners’ Capital)
ADG	$18,629,398		19%	$28,958,001		27%
Aquantum	$17,506,636		18%	$20,243,474		19%
FORT	$29,913,167	*	30%	$37,994,426	**	36%
ISAM SM	$21,159,179		22%	$19,012,698		18%
Millburn	$10,416,167		11%	$-		0%

*	Amount includes $6,662,170 allocated to FORT Contrarian Master and $23,250,997 allocated to FORT for direct trading.

**	Amount includes $14,258,133 allocated to FORT Contrarian Master and $23,736,293 allocated to FORT for direct trading.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors, with the exception of ISAM SM, Millburn and with respect to a portion of the assets allocated to FORT, currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. ISAM SM, Millburn and FORT directly trade managed accounts in the name of the Partnership. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by ISAM SM, Millburn and FORT) and indirectly by each Fund separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the Partnership’s total capitalization was $97,624,547.

March 31, 2020

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,025,077	2.07%
Energy	1,529,858	1.57
Grains	404,303	0.41
Indices	2,927,215	3.00
Interest Rates U.S.	399,013	0.41
Interest Rates Non-U.S.	958,633	0.98
Livestock	145,233	0.15
Metals	549,685	0.56
Softs	288,791	0.30

Total	$9,227,808	9.45%

As of December 31, 2019, the Partnership’s total capitalization was $106,208,599.

December 31, 2019

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$5,947,595	5.60%
Energy	1,343,409	1.26
Grains	175,804	0.17
Indices	3,752,327	3.53
Interest Rates U.S.	278,235	0.26
Interest Rates Non-U.S.	2,267,498	2.13
Livestock	389,162	0.37
Metals	670,194	0.63
Softs	196,738	0.19

Total	$15,020,962	14.14%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,167,723	1.20%	$9,404,341	$853,157	$5,589,992
Energy	665,403	0.68	1,559,358	561,592	935,886
Grains	209,506	0.21	424,894	155,660	300,854
Indices	445,409	0.46	3,255,908	402,431	2,010,760
Interest Rates U.S.	287,099	0.29	995,963	47,630	383,951
Interest Rates Non-U.S.	534,845	0.55	1,786,072	534,845	1,187,331
Livestock	111,815	0.11	183,425	94,490	138,499
Metals	548,103	0.56	1,134,364	479,059	815,484
Softs	143,456	0.15	519,555	136,136	302,417

Total	$4,113,359	4.21%

*   Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,050,187	4.75%	$8,546,551	$3,999,802	$5,933,824
Energy	706,241	0.66	902,839	291,689	506,877
Grains	175,804	0.17	680,028	126,032	363,301
Indices	1,345,758	1.27	1,880,997	466,103	1,060,272
Interest Rates U.S.	104,550	0.10	750,531	36,055	356,168
Interest Rates Non-U.S.	735,108	0.69	2,070,441	280,569	1,416,836
Livestock	175,918	0.17	217,388	37,209	129,740
Metals	663,299	0.62	1,248,261	347,048	693,814
Softs	170,495	0.16	859,674	166,435	482,732

Total	$9,127,360	8.59%

*   Annual average of daily Values at Risk.

As of March 31, 2020, ADG Master’s total capitalization was $30,964,749. The Partnership owned approximately 60.1% of ADG Master. As of March 31, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,384,038	4.47%	$1,981,928	$866,260	$1,444,412
Indices	4,069,035	13.14	4,207,133	2,478,934	3,484,341
Interest Rates U.S.	146,520	0.47	215,366	814	148,029
Interest Rates Non-U.S.	657,705	2.12	2,177,641	628,764	1,632,204

Total	$6,257,298	20.20%

*	Average of daily Values at Risk.

As of December 31, 2019, ADG Master’s total capitalization was $43,900,450. The Partnership owned approximately 65.9% of ADG Master. As of December 31, 2019, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

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

As of March 31, 2020, Aquantum Master’s total capitalization was $33,521,669. The Partnership owned approximately 52.2% of Aquantum Master. As of March 31, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$1,626,077	4.85%	$2,680,749	$339,438	$1,126,390
Grains	373,175	1.11	381,134	-	110,779
Livestock	64,020	0.19	864,160	64,020	529,266
Softs	278,420	0.83	299,586	-	181,564

Total	$2,341,692	6.98%

*	Average of daily Values at Risk.

As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342. The Partnership owned approximately 56.9% of Aquantum Master. As of December 31, 2019, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019*
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk**
Energy	$992,506	2.79%	$1,985,763	$318,007	$1,030,946
Livestock	374,770	1.05	1,959,045	69,520	578,628
Softs	46,122	0.13	1,258,748	-	190,317

Total	$1,413,398	3.97%

*	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

**	Annual average of daily Values at Risk.

As of March 31, 2020, FORT Contrarian Master’s total capitalization was $124,451,132. The Partnership owned approximately 5.4% of FORT Contrarian Master. As of March 31, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

March 31, 2020
			Three Months Ended March 31, 2020
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$473,101	0.38%	$1,988,707	$202,069	$1,130,891
Energy	289,676	0.23	1,165,186	176,252	663,564
Indices	672,519	0.54	5,798,597	672,519	3,856,535
Interest Rates U.S.	441,777	0.35	1,702,197	145,815	601,868
Interest Rates Non-U.S.	527,912	0.42	4,211,112	495,790	2,662,226
Metals	29,293	0.02	257,510	22,902	97,293

Total	$2,434,278	1.94%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

(d) Maximum
					(c) Total	Number (or
					Number of	Approximate
					Redeemable	Dollar Value)
					Units	of Redeemable
	Class A	Class A	Class D	Class D	Purchased	Units that
	(a) Total	(b) Average	(a) Total	(b) Average	as Part of	May Yet Be
	Number of	Price Paid	Number of	Price Paid	Publicly	Purchased
	Redeemable	per	Redeemable	per	Announced	Under the
	Units	Redeemable	Units	Redeemable	Plans or	Plans or
Period	Purchased*	Unit**	Purchased*	Unit**	Programs	Programs
January 1, 2020 - January 31, 2020	2,311.7630	$755.85	N/A	N/A	N/A	N/A
February 1, 2020 - February 29, 2020	1,360.1700	$736.59	51.0000	$916.84	N/A	N/A
March 1, 2020 - March 31, 2020	2,005.9570	$723.03	425.0780	$900.90	N/A	N/A
	5,677.8900	$739.64	476.0780	$902.61

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.