Form 10-Q
period 2020-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2020-08-11
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes       No X

As of July 31, 2020, 109,714.1668 Limited Partnership Class A Redeemable Units were outstanding, 5,884.8820 Limited Partnership Class D Redeemable Units were outstanding, and 179.1720 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:

Investment in the Funds(1) , at fair value	$28,494,267	$63,459,722
Redemptions receivable from the Funds	813,558	450,586

Equity in trading account:
Unrestricted cash	48,944,342	35,180,793
Restricted cash	7,095,775	9,262,539
Net unrealized appreciation on open futures contracts	997,639	608,575

Total equity in trading account	57,037,756	45,051,907

Interest receivable	5,426	52,358

Total assets	$86,351,007	$109,014,573

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$151,676	$192,138
Accrued expenses:
Ongoing selling agent fees	135,924	172,314
Management fees	64,273	91,455
Incentive fees	-	220,579
General Partner fees	71,558	90,369
Professional fees	193,450	207,311
Redemptions payable to Limited Partners	2,103,510	1,831,808

Total liabilities	2,720,391	2,805,974

Partners’ Capital:
General Partner, Class Z, 1,308.8850 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	1,147,137	1,240,997
Limited Partners, Class A, 111,925.7248 and 131,060.4968 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	77,012,756	98,542,340
Limited Partners, Class D, 6,178.4300 and 6,654.5080 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	5,313,693	6,214,764
Limited Partners, Class Z, 179.1720 and 222.0130 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	157,030	210,498

Total partners’ capital (net asset value)	83,630,616	106,208,599

Total liabilities and partners’ capital	$86,351,007	$109,014,573

Net asset value per Redeemable Unit:
Class A	$688.07	$751.88

Class D	$860.04	$933.92

Class Z	$876.42	$948.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	31	$(6,990)	(0.01)%
Energy	27	4,043	0.00 *
Grains	69	14,686	0.02
Indices	259	93,038	0.11
Interest Rates U.S.	253	93,008	0.11
Interest Rates Non-U.S.	2,596	561,601	0.68
Livestock	1	310	0.00 *
Metals	136	200,989	0.24
Softs	23	(7,397)	(0.01)

Total futures contracts purchased		953,288	1.14

Futures Contracts Sold
Currencies	36	17,559	0.02
Energy	168	(77,292)	(0.09)
Grains	283	(320)	(0.00) *
Indices	45	17,541	0.02
Interest Rates Non-U.S.	8	(199)	(0.00) *
Livestock	55	39,055	0.05
Metals	9	(14,625)	(0.02)
Softs	136	62,632	0.07

Total futures contracts sold		44,351	0.05

Net unrealized appreciation on open futures contracts		$997,639	1.19%

Unrealized Appreciation on Open Forward Contracts
Currencies	$55,759,829	$547,447	0.65%
Metals	104	246,675	0.30

Total unrealized appreciation on open forward contracts		794,122	0.95

Unrealized Depreciation on Open Forward Contracts
Currencies	$59,372,483	(500,672)	(0.60)
Metals	141	(445,126)	(0.53)

Total unrealized depreciation on open forward contracts		(945,798)	(1.13)

Net unrealized depreciation on open forward contracts		$(151,676)	(0.18)%

			% of Partners’
Investment in the Funds		Fair Value	Capital
CMF ADG Master Fund LLC		$10,806,635	12.92%
CMF Aquantum Master Fund LLC		8,939,862	10.69
CMF FORT Contrarian Master Fund LLC		8,747,770	10.46

Total investment in the Funds		$28,494,267	34.07%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$14,249	$216,943	$170,567	$445,977
Interest income allocated from the Funds	7,507	416,903	123,479	887,856

Total investment income	21,756	633,846	294,046	1,333,833

Expenses:
Expenses allocated from the Funds	98,166	265,633	247,712	501,287
Clearing fees related to direct investments	27,838	33,669	117,399	61,996
Ongoing selling agent fees	429,155	607,246	919,899	1,239,045
General Partner fees	225,489	319,610	483,102	651,268
Management fees	203,763	323,372	434,914	680,646
Incentive fees	-	(66,820)	-	371,111
Professional fees	106,850	124,285	207,304	250,129

Total expenses	1,091,261	1,606,995	2,410,330	3,755,482

Net investment loss	(1,069,505)	(973,149)	(2,116,284)	(2,421,649)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	951,578	1,530,732	(3,824,292)	1,907,774
Net realized gains (losses) on closed contracts allocated from the Funds	(237,567)	1,106,256	(2,994,970)	2,689,101
Net change in unrealized gains (losses) on open contracts	(1,624,907)	661,333	429,689	1,078,956
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(2,559,362)	(1,104,514)	11,354	(67,972)

Total trading results	(3,470,258)	2,193,807	(6,378,219)	5,607,859

Net income (loss)	$(4,539,763)	$1,220,658	$(8,494,503)	$3,186,210

Net income (loss) per Redeemable Unit*:
Class A	$(34.96)	$7.42	$(63.81)	$18.95

Class D	$(40.86)	$12.18	$(73.88)	$29.32

Class Z	$(39.92)	$14.14	$(71.71)	$33.23

Weighted average Redeemable Units outstanding:
Class A	119,545.0188	150,505.1431	124,305.4751	154,874.5065

Class D	6,178.4300	7,789.3400	6,407.9690	7,806.0067

Class Z	1,502.3373	2,105.5570	1,516.6177	2,105.5570

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(14,368,141)	(18,546.5200)	(47,102)	(50.0000)	-	-	(14,415,243)	(18,596.5200)
Net income (loss)	2,887,766	-	228,469	-	69,975	-	3,186,210	-

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678

Partners’ Capital, March 31, 2019	$119,240,158	153,303.1398	$7,454,723	7,789.3400	$2,034,229	2,105.5570	$128,729,110	163,198.0368
Subscriptions - Limited Partners	92,700	119.1810	-	-	-	-	92,700	119.1810
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(7,132,677)	(9,137.2780)	-	-	-	-	(7,132,677)	(9,137.2780)
Net income (loss)	1,096,064	-	94,828	-	29,766	-	1,220,658	-

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(13,615,362)	(19,134.7720)	(429,712)	(476.0780)	(38,406)	(42.8410)	(14,083,480)	(19,653.6910)
Net income (loss)	(7,914,222)	-	(471,359)	-	(108,922)	-	(8,494,503)	-

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118

Partners’ Capital, March 31, 2020	$90,655,549	125,382.6068	$5,566,175	6,178.4300	$1,402,823	1,530.8980	$97,624,547	133,091.9348
Redemptions - Limited Partners	(9,415,762)	(13,456.8820)	-	-	(38,406)	(42.8410)	(9,454,168)	(13,499.7230)
Net income (loss)	(4,227,031)	-	(252,482)	-	(60,250)	-	(4,539,763)	-

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118

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

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). As of June 30, 2020, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units were identical, except that Class D Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month, which differed from the Class A Redeemable Units’ monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units were not subject to a monthly ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of June 30, 2020, all trading decisions are made for the Partnership by ADG Capital Management LLP (“ADG”), Aquantum GmbH (“Aquantum”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective March 31, 2019, the General Partner terminated Mesirow Financial UK Limited (“Mesirow”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, AE Capital, Mesirow and SECOR. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

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

The Partnership has entered into a selling agreement (the “Selling Agreement”) with Morgan Stanley Wealth Management. As of June 30, 2020 and pursuant to the Selling Agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2020 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. As of June 30, 2020 and pursuant to the Harbor Selling Agreement, the Partnership paid Harbor an ongoing selling agent fee equal to (i) 1/12 of 2.0% (a 2.0% annual rate) of the net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership, and (ii) 1/12 of 0.75% (a 0.75% annual rate) of the net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $7,095,775 and $9,262,539, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $525,401 (cost of $525,010) and $(36,976) (proceeds of $37,204) as of June 30, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Three Months Ended					Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019					June 30, 2020			June 30, 2019
	Class A	Class D	Class Z	Class A	Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(26.50)	$(33.04)	$(33.63)	$13.61	$16.81		$16.98		$(47.67)	$(59.40)	$(60.38)	$33.85	$41.52	$41.87
Net investment loss	(8.46)	(7.82)	(6.29)	(6.19)	(4.63)		(2.84)		(16.14)	(14.48)	(11.33)	(14.90)	(12.20)	(8.64)

Increase (decrease) for the period	(34.96)	(40.86)	(39.92)	7.42	12.18		14.14		(63.81)	(73.88)	(71.71)	18.95	29.32	33.23
Net asset value per Redeemable Unit, beginning of period	723.03	900.90	916.34	777.81	957.04		966.12		751.88	933.92	948.13	766.28	939.90	947.03

Net asset value per Redeemable Unit, end of period	$688.07	$860.04	$876.42	$785.23	$969.22		$980.26		$688.07	$860.04	$876.42	$785.23	$969.22	$980.26

	Three Months Ended			Three Months Ended					Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019					June 30, 2020			June 30, 2019
	Class A	Class D	Class Z	Class A	Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(3.6)%	(2.9)%	(3.3)%	(2.1)%		(1.4)%		(4.5)%	(3.2)%	(2.5)%	(3.6)%	(2.3)%	(1.6)%

Operating expenses	5.0%	3.7%	3.0%	5.4%	4.1%		3.4%		5.2%	3.9%	3.2%	5.4%	4.1%	3.4%
Incentive fees	-%	-%	-%	(0.1)%	(0.0)	%****	(0.0)	%****	-%	-%	-%	0.3%	0.3%	0.3%

Total expenses	5.0%	3.7%	3.0%	5.3%	4.1%		3.4%		5.2%	3.9%	3.2%	5.7%	4.4%	3.7%

Total return:
Total return before incentive fees	(4.8)%	(4.5)%	(4.4)%	0.9%	1.2%		1.4%		(8.5)%	(7.9)%	(7.6)%	2.8%	3.4%	3.8%
Incentive fees	-%	-%	-%	0.1%	0.1%		0.1%		-%	-%	-%	(0.3)%	(0.3)%	(0.3)%

Total return after incentive fees	(4.8)%	(4.5)%	(4.4)%	1.0%	1.3%		1.5%		(8.5)%	(7.9)%	(7.6)%	2.5%	3.1%	3.5%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were 3,419 and 5,297, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were 3,936 and 4,863, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were 385 and 187, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were 365 and 199, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 were $145,852,872 and $130,932,850, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 were $212,081,172 and $132,198,208, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,442,057	$(444,418)	$997,639	$-	$-	$997,639
Forwards	794,122	(794,122)	-	-	-	-

Total assets	$2,236,179	$(1,238,540)	$997,639	$-	$-	$997,639

Liabilities
Futures	$(444,418)	$444,418	$-	$-	$-	$-
Forwards	(945,798)	794,122	(151,676)	-	151,676	-

Total liabilities	$(1,390,216)	$1,238,540	$(151,676)	$-	$151,676	$-

Net fair value						$997,639	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,277,600	$(669,025)	$608,575	$-	$-	$608,575
Forwards	494,931	(494,931)	-	-	-	-

Total assets	$1,772,531	$(1,163,956)	$608,575	$-	$-	$608,575

Liabilities
Futures	$(669,025)	$669,025	$-	$-	$-	$-
Forwards	(687,069)	494,931	(192,138)	-	192,138	-

Total liabilities	$(1,356,094)	$1,163,956	$(192,138)	$-	$192,138	$-

Net fair value						$608,575	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020

Assets
Futures Contracts
Currencies	$21,195
Energy	124,030
Grains	105,010
Indices	143,863
Interest Rates U.S.	93,680
Interest Rates Non-U.S.	578,240
Livestock	80,440
Metals	201,474
Softs	94,125

Total unrealized appreciation on open futures contracts	1,442,057

Liabilities
Futures Contracts
Currencies	(10,626)
Energy	(197,279)
Grains	(90,644)
Indices	(33,284)
Interest Rates U.S.	(672)
Interest Rates Non-U.S.	(16,838)
Livestock	(41,075)
Metals	(15,110)
Softs	(38,890)

Total unrealized depreciation on open futures contracts	(444,418)

Net unrealized appreciation on open futures contracts	$997,639	*

Assets
Forward Contracts
Currencies	$547,447
Metals	246,675

Total unrealized appreciation on open forward contracts	794,122

Liabilities
Forward Contracts
Currencies	(500,672)
Metals	(445,126)

Total unrealized depreciation on open forward contracts	(945,798)

Net unrealized depreciation on open forward contracts	$(151,676)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2020		2019		2020		2019
Currencies	$(635,186)		$(328,735)		$(363,627)		$(862,556)
Energy	(664,777)		(173,443)		2,971,649		(1,094,968)
Grains	71,464		(448,608)		323,284		(188,541)
Indices	458,650		(351,482)		(9,282,090)		(268,865)
Interest Rates U.S.	127,352		588,531		1,149,047		757,835
Interest Rates Non-U.S.	471,051		3,055,360		1,650,337		5,580,433
Livestock	45,675		(246,515)		506,188		(418,812)
Metals	(287,443)		368,050		470,318		(264,662)
Softs	(260,115)		(271,093)		(819,709)		(253,134)

Total	$(673,329)	***	$2,192,065	***	$(3,394,603)	***	$2,986,730	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,442,057	$1,442,057	$-	$-
Forwards	794,122	-	794,122	-

Total Assets	$2,236,179	$1,442,057	$794,122	$-

Liabilities
Futures	$444,418	$444,418	$-	$-
Forwards	945,798	-	945,798	-

Total Liabilities	$1,390,216	$444,418	$945,798	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,277,600	$1,277,600	$-	$-
Forwards	494,931	-	494,931	-

Total Assets	$1,772,531	$1,277,600	$494,931	$-

Liabilities
Futures	$669,025	$669,025	$-	$-
Forwards	687,069	-	687,069	-

Total Liabilities	$1,356,094	$669,025	$687,069	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2020.

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

As of June 30, 2020, the Partnership owned approximately 56.7% of ADG Master, 51.0% of Aquantum Master and 9.0% of FORT Contrarian Master. As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	June 30, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$19,996,728	$930,507	$19,066,221
Aquantum Master	17,796,063	276,927	17,519,136
FORT Contrarian Master	97,693,606	321,307	97,372,299

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450
Aquantum Master	37,857,547	2,327,205	35,530,342
FORT Contrarian Master	135,604,970	4,607,083	130,997,887

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(23,060)	$(2,839,669)	$(2,862,729)
Aquantum Master	(144,298)	(2,484,374)	(2,628,672)
FORT Contrarian Master	(29,653)	2,359,829	2,330,176

	For the six months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$20,428	$(5,046,774)	$(5,026,346)
Aquantum Master	(280,527)	460,323	179,796
FORT Contrarian Master	139,024	(3,294,080)	(3,155,056)

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$143,731	$(528,384)	$(384,653)
AE Capital Master (a)	(14,754)	4,772	(9,982)
Aquantum Master (b)	(55,069)	(1,108,871)	(1,163,940)
FORT Contrarian Master	765,106	9,385,122	10,150,228
SECOR Master	(37,085)	(606,850)	(643,935)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master (c)	$211,875	$(778,093)	$(566,218)
AE Capital Master (d)	71,739	(890,810)	(819,071)
Aquantum Master (b)	(55,069)	(1,108,871)	(1,163,940)
Cambridge Master (e)	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	1,568,976	29,085,204	30,654,180
SECOR Master	(84,266)	2,719,987	2,635,721

(a)	From April 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(b)	From June 1, 2019, commencement of operations for Aquantum Master, through June 30, 2019.

(c)	From February 1, 2019, commencement of operations for ADG Master, through June 30, 2019.

(d)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(e)	From January 1, 2019 through March 31, 2019, the date Cambridge Master terminated operations.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2020		For the three months ended June 30, 2020
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master	12.92%	$10,806,635	$(1,672,958)	$6,332	$9,990	$(1,689,280)	Commodity Portfolio	Monthly
Aquantum Master	10.69%	8,939,862	(1,297,264)	68,577	8,742	(1,374,583)	Commodity Portfolio	Monthly
FORT Contrarian Master	10.46%	8,747,770	180,800	3,154	1,371	176,275	Commodity Portfolio	Monthly

Total		$28,494,267	$(2,789,422)	$78,063	$20,103	$(2,887,588)

	June 30, 2020		For the six months ended June 30, 2020
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master	12.92%	$10,806,635	$(3,010,275)	$19,999	$20,348	$(3,050,622)	Commodity Portfolio	Monthly
Aquantum Master	10.69%	8,939,862	273,260	175,461	17,530	80,269	Commodity Portfolio	Monthly
FORT Contrarian Master	10.46%	8,747,770	(123,122)	12,042	2,332	(137,496)	Commodity Portfolio	Monthly

Total		$28,494,267	$(2,860,137)	$207,502	$40,210	$(3,107,849)

	December 31, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master	27.27%	$28,958,000	$(246,103)	$8,684	$12,701	$(267,488)	Commodity Portfolio	Monthly
AE Capital Master (a)	0.00%	-	28,094	19,088	15,620	(6,614)	Commodity Portfolio	Monthly
Aquantum Master (b)	19.06%	20,243,474	(462,742)	48,282	7,090	(518,114)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	1,377,409	15,665	2,430	1,359,314	Commodity Portfolio	Monthly
SECOR Master	0.00%	-	(278,013)	126,236	9,837	(414,086)	Commodity Portfolio	Monthly

Total		$63,459,722	$418,645	$217,955	$47,678	$153,012

	December 31, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master (c)	27.27%	$28,958,000	$(342,610)	$16,745	$20,415	$(379,770)	Commodity Portfolio	Monthly
AE Capital Master (d)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (b)	19.06%	20,243,474	(462,742)	48,282	7,090	(518,114)	Commodity Portfolio	Monthly
Cambridge Master (e)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	3,815,337	29,537	4,426	3,781,374	Commodity Portfolio	Monthly
SECOR Master	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$63,459,722	$3,508,985	$408,126	$93,161	$3,007,698

(a)	From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through June 30, 2019.

(c)	From February 1, 2019, the date the Partnership invested into ADG Master, through June 30, 2019.

(d)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(e)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 9.9% to 17.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager considers the risk of any future obligation relating to these indemnifications to be remote.

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

Effective July 1, 2020, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Effective July 1, 2020, the ongoing selling agent fee paid by the Partnership to Harbor was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Unit to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Additionally, effective July 1, 2020, the General Partner fees paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12th of 1.00% of month-end adjusted net assets per class to a monthly rate of 1/12th of 0.875% of month-end adjusted net assets per class.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, the Partnership’s capital decreased 21.3% from $106,208,599 to $83,630,616. This decrease was attributable to redemptions of 19,134.7720 Class A limited partner Redeemable Units totaling $13,615,362, redemptions of 476.0780 Class D limited partner Redeemable Units totaling $429,712, redemptions of 42.8410 Class Z limited partner Redeemable Units totaling $38,406 and a net loss of $8,494,503. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 4.8% from $723.03 to $688.07 as compared to an increase of 1.0% in the same period of 2019. During the Partnership’s second quarter of 2020, the Partnership’s net asset value per Class D Redeemable Unit decreased 4.5% from $900.90 to $860.04 as compared to an increase of 1.3% in the same period of 2019. During the Partnership’s second quarter of 2020, the Partnership’s net asset value per Class Z Redeemable Unit decreased 4.4% from $916.34 to $876.42 as compared to an increase of 1.5% in the same period of 2019. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $3,470,258. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, livestock, metals and softs and were partially offset by gains in indices and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $2,193,807. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals and softs.

The most significant losses were incurred within the energy sector during April from long positions in crude oil and its refined products as prices plunged amid a dismal outlook for COVID-related demand. Within the currencies, losses were experienced during April, May, and June primarily from positions in the New Zealand dollar and Canadian dollar as the value of these “commodity currencies” fluctuated with commodity prices. Further losses were incurred within the agricultural sector during May and June from short positions in sugar futures after prices strengthened as demand remained stronger-than-expected through the global quarantine. Within the metals markets, gains from long positions in gold futures during April and June were more than offset by losses experienced from short positions in industrial metals during May and June. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global interest rate sector during April and June from long positions in European fixed income futures as bond prices advanced as the European Central Bank pledged massive stimulus measures to strengthen the Eurozone economy. Additional gains were recorded within the global stock index markets during May and June primarily from long positions in U.S. and European equity index futures as investor demand for risk assets buoyed global stock prices.

During the Partnership’s six months ended June 30, 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 8.5% from $751.88 to $688.07 as compared to an increase of 2.5% in the same period of 2019. During the Partnership’s six months ended June 30, 2020, the Partnership’s net asset value per Class D Redeemable Unit decreased 7.9% from $933.92 to $860.04 as compared to an increase of 3.1% in the same period of 2019. During the Partnership’s six months ended June 30, 2020, the Partnership’s net asset value per Class Z Redeemable Unit decreased 7.6% from $948.13 to $876.42 as compared to an increase of 3.5% in the same period of 2019. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $6,378,219. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices, non-U.S. interest rates and softs and were partially offset by gains in energy, grains, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $5,607,859. Gains were primarily attributable to the Partnership’s/Funds’ trading in indices and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals and softs.

During the first six months of the year, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as global stock prices plunged as the fight against the spread of the COVID-19 coronavirus shuttered businesses and industries across the globe. Losses within the currency sector were experienced during April, May, and June from short positions in the New Zealand dollar as the value of the Pacific nation’s currency strengthened as it remained relatively untouched by the COVID-19 coronavirus. In the agricultural sector, smaller losses were incurred throughout much of the first and second quarters from positions in soft commodity futures. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the energy sector from short positions in crude oil, gasoil and heating oil futures during March as the global quarantine to fight the spread of the coronavirus decimated energy demand, pushing prices sharply lower. Within the metals markets, gains were experienced during January and February from long positions in gold and palladium futures as priced surged on safe-haven demand. Gains in the global interest rate sector were recorded during February from long positions in European and U.S. fixed income futures as investors sought out the relatively safety of government debt as the coronavirus pandemic spread. Additional gains in the fixed income sector were achieved during April and June from long positions in European fixed income futures as bond prices advanced as the European Central Bank pledged massive stimulus measures to strengthen the Eurozone economy.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2020 decreased by $612,090 and $1,039,787, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity as well as lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $5,831 and increased by $55,403, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended June 30, 2020 as compared to the corresponding period in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the six months ended June 30, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $178,091 and $319,146, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $94,121 and $168,166, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $119,609 and $245,732, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2020 did not result in any incentive fees. Trading performance for the three and six months ended June 30, 2019 resulted in a reversal of incentive fees of $66,820 and incentive fees of $371,111, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2020 and March 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

			June 30, 2020			March 31, 2020
			(percentage of			(percentage of
Advisor	June 30, 2020		Partners’ Capital)	March 31, 2020		Partners’ Capital)
ADG	$10,806,635		13%	$18,629,398		19%
Aquantum	$8,938,968		11%	$17,506,636		18%
FORT	$32,909,897	*	39%	$29,913,167	**	30%
ISAM SM	$21,274,457		25%	$21,159,179		22%
Millburn	$9,700,659		12%	$10,416,167		11%

*	Amount includes $8,744,941 allocated to FORT Contrarian Master and $24,164,956 allocated to FORT for direct trading.

**	Amount includes $6,662,170 allocated to FORT Contrarian Master and $23,250,997 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2020 and December 31, 2019. As of June 30, 2020, the Partnership’s total capitalization was $83,630,616.

June 30, 2020
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,385,433	2.85%
Energy	769,600	0.92
Grains	373,622	0.45
Indices	2,660,410	3.18
Interest Rates U.S.	839,815	1.01
Interest Rates Non-U.S.	2,603,391	3.11
Livestock	383,526	0.46
Metals	694,980	0.83
Softs	320,395	0.38

Total	$11,031,172	13.19%

As of December 31, 2019, the Partnership’s total capitalization was $106,208,599.

December 31, 2019
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$5,947,595	5.60%
Energy	1,343,409	1.26
Grains	175,804	0.17
Indices	3,752,327	3.53
Interest Rates U.S.	278,235	0.26
Interest Rates Non-U.S.	2,267,498	2.13
Livestock	389,162	0.37
Metals	670,194	0.63
Softs	196,738	0.19

Total	$15,020,962	14.14%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,662,920	1.99%	$1,874,945	$1,012,718	$1,524,700
Energy	527,613	0.63	964,018	464,259	672,519
Grains	354,598	0.42	409,272	231,808	333,393
Indices	1,037,018	1.24	1,121,070	387,162	642,883
Interest Rates U.S.	665,121	0.80	665,121	266,281	413,597
Interest Rates Non-U.S.	1,457,356	1.74	1,498,948	486,831	785,904
Livestock	174,834	0.21	174,834	116,545	156,691
Metals	690,474	0.83	859,656	603,154	731,817
Softs	320,395	0.38	345,639	170,733	293,710

Total	$6,890,329	8.24%

*	Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,050,187	4.75%	$8,546,551	$3,999,802	$5,933,824
Energy	706,241	0.66	902,839	291,689	506,877
Grains	175,804	0.17	680,028	126,032	363,301
Indices	1,345,758	1.27	1,880,997	466,103	1,060,272
Interest Rates U.S.	104,550	0.10	750,531	36,055	356,168
Interest Rates Non-U.S.	735,108	0.69	2,070,441	280,569	1,416,836
Livestock	175,918	0.17	217,388	37,209	129,740
Metals	663,299	0.62	1,248,261	347,048	693,814
Softs	170,495	0.16	859,674	166,435	482,732

Total	$9,127,360	8.59%

*	Annual average of daily Values at Risk.

As of June 30, 2020, ADG Master’s total capitalization was $19,066,221. The Partnership owned approximately 56.7% of ADG Master. As of June 30, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,113,637	5.84%	$1,537,760	$1,083,550	$1,271,562
Indices	2,455,836	12.88	4,960,896	2,413,393	3,463,876
Interest Rates U.S.	75,081	0.39	378,400	1,089	180,136
Interest Rates Non-U.S.	1,598,526	8.38	1,598,526	521,785	914,592

Total	$5,243,080	27.49%

*	Average of daily Values at Risk.

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

As of June 30, 2020, Aquantum Master’s total capitalization was $17,519,136. The Partnership owned approximately 51.0% of Aquantum Master. As of June 30, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$299,714	1.71%	$4,595,642	$218,679	$1,304,216
Grains	37,301	0.21	338,922	-	158,037
Livestock	409,200	2.34	528,165	27,060	326,812

Total	$746,215	4.26%

*	Average of daily Values at Risk.

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

As of June 30, 2020, FORT Contrarian Master’s total capitalization was $97,372,299. The Partnership owned approximately 9.0% of FORT Contrarian Master. As of June 30, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,012,014	1.04%	$1,232,303	$314,744	$671,749
Energy	990,363	1.02	1,100,913	142,190	561,832
Indices	2,565,920	2.64	2,608,545	449,691	1,145,916
Interest Rates U.S.	1,468,038	1.51	1,688,016	224,134	785,249
Interest Rates Non-U.S.	2,663,013	2.73	2,663,013	507,963	1,254,077
Metals	50,072	0.05	52,899	15,972	32,522

Total	$8,749,420	8.99%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	7,112.9990	$706.17	42.8410	$896.47	N/A	N/A
May 1, 2020 - May 31, 2020	3,286.7660	$696.51	N/A	N/A	N/A	N/A
June 1, 2020 - June 30, 2020	3,057.1170	$688.07	N/A	N/A	N/A	N/A
	13,456.8820	$699.70	42.8410	$896.47

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.