Form 10-Q
period 2020-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2020-11-12
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes      No X

As of October 31, 2020, 101,696.8838 Limited Partnership Class A Redeemable Units were outstanding, 5,884.8820 Limited Partnership Class D Redeemable Units were outstanding, and 179.1720 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Investment in the Funds(1) , at fair value	$24,865,392	$63,459,722
Redemptions receivable from the Funds	2,016,349	450,586

Equity in trading account:
Unrestricted cash	43,603,981	35,180,793
Restricted cash	10,391,502	9,262,539
Net unrealized appreciation on open futures contracts	620,025	608,575

Total equity in trading account	54,615,508	45,051,907

Interest receivable	3,314	52,358

Total assets	$81,500,563	$109,014,573

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$275,673	$192,138
Accrued expenses:
Ongoing selling agent fees	65,525	172,314
Management fees	60,514	91,455
Incentive fees	-	220,579
General Partner fees	59,002	90,369
Professional fees	242,939	207,311
Redemptions payable to Limited Partners	1,936,378	1,831,808

Total liabilities	2,640,031	2,805,974

Partners’ Capital:
General Partner, Class Z, 1,308.8850 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	1,153,786	1,240,997
Limited Partners, Class A, 104,976.8038 and 131,060.4968 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	72,467,820	98,542,340
Limited Partners, Class D, 5,884.8820 and 6,654.5080 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	5,080,985	6,214,764
Limited Partners, Class Z, 179.1720 and 222.0130 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	157,941	210,498

Total partners’ capital (net asset value)	78,860,532	106,208,599

Total liabilities and partners’ capital	$81,500,563	$109,014,573

Net asset value per Redeemable Unit:
Class A	$690.32	$751.88

Class D	$863.40	$933.92

Class Z	$881.50	$948.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	44	$(24,144)	(0.03)%
Energy	63	15,814	0.02
Grains	296	179,774	0.23
Indices	338	47,828	0.06
Interest Rates U.S.	401	14,180	0.02
Interest Rates Non-U.S.	3,255	489,735	0.62
Metals	180	(30,109)	(0.04)
Softs	117	(39,422)	(0.05)

Total futures contracts purchased		653,656	0.83

Futures Contracts Sold
Currencies	32	(3,723)	(0.00)*
Energy	114	42,878	0.05
Grains	41	(46,997)	(0.06)
Indices	153	9,950	0.01
Interest Rates Non-U.S.	13	134	0.00 *
Livestock	16	(34,553)	(0.04)
Softs	8	(1,320)	(0.00)*

Total futures contracts sold		(33,631)	(0.04)

Net unrealized appreciation on open futures contracts		$620,025	0.79%

Unrealized Appreciation on Open Forward Contracts
Currencies	$84,133,515	$950,056	1.20%
Metals	63	141,586	0.18

Total unrealized appreciation on open forward contracts		1,091,642	1.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$100,107,468	(1,105,934)	(1.40)
Metals	122	(261,381)	(0.33)

Total unrealized depreciation on open forward contracts		(1,367,315)	(1.73)

Net unrealized depreciation on open forward contracts		$(275,673)	(0.35)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF ADG Master Fund LLC		$10,730,488	13.61%
CMF Aquantum Master Fund LLC		9,297,798	11.79
CMF FORT Contrarian Master Fund LLC		4,837,106	6.13

Total investment in the Funds		$24,865,392	31.53%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	81	$24,983	0.02%
Energy	108	(13,844)	(0.01)
Grains	114	93,958	0.09
Indices	335	54,837	0.05
Interest Rates U.S.	8	(9,883)	(0.01)
Interest Rates Non-U.S.	1,347	(353,315)	(0.33)
Livestock	52	31,370	0.03
Metals	157	344,012	0.32
Softs	64	44,433	0.04

Total futures contracts purchased		216,551	0.20

Futures Contracts Sold
Currencies	43	(5,134)	(0.00)*
Energy	179	426,966	0.40
Grains	125	(50,710)	(0.05)
Indices	199	25,474	0.02
Interest Rates U.S.	21	(2,078)	(0.00)*
Interest Rates Non-U.S.	212	(597)	(0.00)*
Livestock	28	(40)	(0.00)*
Softs	15	(1,857)	(0.00)*

Total futures contracts sold		392,024	0.37

Net unrealized appreciation on open futures contracts		$608,575	0.57%

Unrealized Appreciation on Open Forward Contracts
Currencies	$48,405,451	$469,914	0.45%
Metals	21	25,017	0.02

Total unrealized appreciation on open forward contracts		494,931	0.47

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,647,681	(526,456)	(0.50)
Metals	102	(160,613)	(0.15)

Total unrealized depreciation on open forward contracts		(687,069)	(0.65)

Net unrealized depreciation on open forward contracts		$(192,138)	(0.18)%

Investment in the Funds		Fair Value	% of Partners’ Capital
CMF ADG Master Fund LLC		$28,958,000	27.27%
CMF Aquantum Master Fund LLC		20,243,474	19.06
CMF FORT Contrarian Master Fund LLC		14,258,248	13.42

Total investment in the Funds		$63,459,722	59.75%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$11,905	$224,051	$182,472	$670,028
Interest income allocated from the Funds	5,469	336,018	128,948	1,223,874

Total investment income	17,374	560,069	311,420	1,893,902

Expenses:
Expenses allocated from the Funds	59,606	177,570	307,318	678,857
Clearing fees related to direct investments	46,041	44,423	163,440	106,419
Ongoing selling agent fees	202,612	583,757	1,122,511	1,822,802
General Partner fees	182,426	306,985	665,528	958,253
Management fees	186,527	317,113	621,441	997,759
Incentive fees	-	194,601	-	565,712
Professional fees	123,879	126,864	331,183	376,993

Total expenses	801,091	1,751,313	3,211,421	5,506,795

Net investment loss	(783,717)	(1,191,244)	(2,900,001)	(3,612,893)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	1,062,470	3,886,101	(2,761,822)	5,793,875
Net realized gains (losses) on closed contracts allocated from the Funds	484,690	(1,991,964)	(2,510,280)	697,137
Net change in unrealized gains (losses) on open contracts	(499,030)	(3,337,291)	(69,341)	(2,258,335)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	73,632	1,012,505	84,986	944,533

Total trading results	1,121,762	(430,649)	(5,256,457)	5,177,210

Net income (loss)	$338,045	$(1,621,893)	$(8,156,458)	$1,564,317

Net income (loss) per Redeemable Unit*:
Class A	$2.25	$(11.18)	$(61.56)	$7.77

Class D	$3.36	$(10.79)	$(70.52)	$18.53

Class Z	$5.08	$(9.07)	$(66.63)	$24.16

Weighted average Redeemable Units outstanding:
Class A	109,800.7345	142,602.0495	119,470.5616	150,783.6875

Class D	5,982.7313	7,789.3400	6,266.2231	7,800.4511

Class Z	1,488.0570	1,569.9850	1,507.0974	1,927.0330

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	$134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(18,907,664)	(24,296.3740)	(142,945)	(150.0000)	-	-	(19,050,609)	(24,446.3740)
Net income (loss)	1,364,128	-	144,462	-	55,727	-	1,564,317	-

Partners’ Capital, September 30, 2019	$107,233,084	138,535.1888	$7,369,701	7,689.3400	$1,524,747	1,569.9850	$116,127,532	147,794.5138

Partners’ Capital, June 30, 2019	$113,296,245	144,285.0428	$7,549,551	7,789.3400	$1,538,995	1,569.9850	$122,384,791	153,644.3678
Redemptions - Limited Partners	(4,539,523)	(5,749.8540)	(95,843)	(100.0000)	-	-	(4,635,366)	(5,849.8540)
Net income (loss)	(1,523,638)	-	(84,007)	-	(14,248)	-	(1,621,893)	-

Partners’ Capital, September 30, 2019	$107,233,084	138,535.1888	$7,369,701	7,689.3400	$1,524,747	1,569.9850	$116,127,532	147,794.5138

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(18,464,667)	(26,083.6930)	(688,536)	(769.6260)	(38,406)	(42.8410)	(19,191,609)	(26,896.1600)
Net income (loss)	(7,609,853)	-	(445,243)	-	(101,362)	-	(8,156,458)	-

Partners’ Capital, September 30, 2020	$72,467,820	104,976.8038	$5,080,985	5,884.8820	$1,311,727	1,488.0570	$78,860,532	112,349.7428

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118
Redemptions - Limited Partners	(4,849,305)	(6,948.9210)	(258,824)	(293.5480)	-	-	(5,108,129)	(7,242.4690)
Net income (loss)	304,369	-	26,116	-	7,560	-	338,045	-

Partners’ Capital, September 30, 2020	$72,467,820	104,976.8038	$5,080,985	5,884.8820	$1,311,727	1,488.0570	$78,860,532	112,349.7428

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

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month, which differs from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of September 30, 2020, all trading decisions are made for the Partnership by ADG Capital Management LLP (“ADG”), Aquantum GmbH (“Aquantum”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective March 31, 2019, the General Partner terminated Mesirow Financial UK Limited (“Mesirow”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, AE Capital, Mesirow and SECOR. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

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

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement and effective July 1, 2020, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1.00% per year of adjusted month-end net assets for Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of adjusted month-end net assets for Class A Redeemable Units. The Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the adjusted net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. The Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership.

The General Partner fees, management fees, incentive fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Effective July 1, 2020, the General Partner fees paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12 of 1.00% of the adjusted month-end net assets per class to a monthly rate of 1/12 of 0.875% of the adjusted month-end net assets per class.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $10,391,502 and $9,262,539, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,715,933 (cost of $1,712,961) and $(36,976) (proceeds of $37,204) as of September 30, 2020 and December 31, 2019, respectively.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$8.88	$11.10	$11.30	$(3.25)	$(4.09)	$(4.17)	$(38.67)	$(48.32)	$(49.09)	$30.58	$37.43	$37.60
Net investment loss	(6.63)	(7.74)	(6.22)	(7.93)	(6.70)	(4.90)	(22.89)	(22.20)	(17.54)	(22.81)	(18.90)	(13.44)

Increase (decrease) for the period	2.25	3.36	5.08	(11.18)	(10.79)	(9.07)	(61.56)	(70.52)	(66.63)	7.77	18.53	24.16
Net asset value per Redeemable Unit, beginning of period	688.07	860.04	876.42	785.23	969.22	980.26	751.88	933.92	948.13	766.28	939.90	947.03

Net asset value per Redeemable Unit, end of period	$690.32	$863.40	$881.50	$774.05	$958.43	$971.19	$690.32	$863.40	$881.50	$774.05	$958.43	$971.19

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.8)%	(3.6)%	(2.8)%	(3.6)%	(2.3)%	(1.5)%	(4.3)%	(3.3)%	(2.6)%	(3.8)%	(2.5)%	(1.7)%

Operating expenses	3.9%	3.6%	2.9%	5.2%	3.9%	3.2%	4.8%	3.8%	3.0%	5.4%	4.0%	3.3%
Incentive fees	-%	-%	-%	0.2%	0.2%	0.2%	-%	-%	-%	0.5%	0.4%	0.4%

Total expenses	3.9%	3.6%	2.9%	5.4%	4.1%	3.4%	4.8%	3.8%	3.0%	5.9%	4.4%	3.7%

Total return:
Total return before incentive fees	0.3%	0.4%	0.6%	(1.3)%	(1.0)%	(0.8)%	(8.2)%	(7.6)%	(7.0)%	1.5%	2.4%	3.0%
Incentive fees	-%	-%	-%	(0.1)%	(0.1)%	(0.1)%	-%	-%	-%	(0.5)%	(0.4)%	(0.4)%

Total return after incentive fees	0.3%	0.4%	0.6%	(1.4)%	(1.1)%	(0.9)%	(8.2)%	(7.6)%	(7.0)%	1.0%	2.0%	2.6%

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were 4,625 and 5,582, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were 4,165 and 5,103, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were 295 and 282, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were 341 and 227, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 were $177,320,894 and $149,590,574, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 were $200,494,413 and $137,995,663, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,248,488	$(628,463)	$620,025	$-	$-	$620,025
Forwards	1,091,642	(1,091,642)	-	-	-	-

Total assets	$2,340,130	$(1,720,105)	$620,025	$-	$-	$620,025

Liabilities
Futures	$(628,463)	$628,463	$-	$-	$-	$-
Forwards	(1,367,315)	1,091,642	(275,673)	-	275,673	-

Total liabilities	$(1,995,778)	$1,720,105	$(275,673)	$-	$275,673	$-

Net fair value						$620,025	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,277,600	$(669,025)	$608,575	$-	$-	$608,575
Forwards	494,931	(494,931)	-	-	-	-

Total assets	$1,772,531	$(1,163,956)	$608,575	$-	$-	$608,575

Liabilities
Futures	$(669,025)	$669,025	$-	$-	$-	$-
Forwards	(687,069)	494,931	(192,138)	-	192,138	-

Total liabilities	$(1,356,094)	$1,163,956	$(192,138)	$-	$192,138	$-

Net fair value						$608,575	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
Assets
Futures Contracts
Currencies	$7,041
Energy	111,569
Grains	227,602
Indices	148,830
Interest Rates U.S.	41,352
Interest Rates Non-U.S.	566,547
Livestock	870
Metals	115,620
Softs	29,057

Total unrealized appreciation on open futures contracts	1,248,488

Liabilities
Futures Contracts
Currencies	(34,908)
Energy	(52,877)
Grains	(94,825)
Indices	(91,052)
Interest Rates U.S.	(27,172)
Interest Rates Non-U.S.	(76,678)
Livestock	(35,423)
Metals	(145,729)
Softs	(69,799)

Total unrealized depreciation on open futures contracts	(628,463)

Net unrealized appreciation on open futures contracts	$620,025	*

Assets
Forward Contracts
Currencies	$950,056
Metals	141,586

Total unrealized appreciation on open forward contracts	1,091,642

Liabilities
Forward Contracts
Currencies	(1,105,934)
Metals	(261,381)

Total unrealized depreciation on open forward contracts	(1,367,315)

Net unrealized depreciation on open forward contracts	$(275,673	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2019
Assets
Futures Contracts
Currencies	$41,266
Energy	467,028
Grains	109,021
Indices	172,030
Interest Rates U.S.	3,414
Interest Rates Non-U.S.	26,967
Livestock	46,630
Metals	350,487
Softs	60,757

Total unrealized appreciation on open futures contracts	1,277,600

Liabilities
Futures Contracts
Currencies	(21,417)
Energy	(53,906)
Grains	(65,773)
Indices	(91,719)
Interest Rates U.S.	(15,375)
Interest Rates Non-U.S.	(380,879)
Livestock	(15,300)
Metals	(6,475)
Softs	(18,181)

Total unrealized depreciation on open futures contracts	(669,025)

Net unrealized appreciation on open futures contracts	$608,575	*

Assets
Forward Contracts
Currencies	$469,914
Metals	25,017

Total unrealized appreciation on open forward contracts	494,931

Liabilities
Forward Contracts
Currencies	(526,456)
Metals	(160,613)

Total unrealized depreciation on open forward contracts	(687,069)

Net unrealized depreciation on open forward contracts	$(192,138	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2020	2019	2020		2019
Currencies	$85,424	$586,043	$(278,203)		$(276,513)
Energy	(217,329)	(1,034,534)	2,754,320		(2,129,502)
Grains	(160,979)	(128,237)	162,305		(316,778)
Indices	978,006	(838,712)	(8,304,084)		(1,107,577)
Interest Rates U.S.	(87,117)	299,914	1,061,930		1,057,749
Interest Rates Non-U.S.	(8,469)	1,742,466	1,641,868		7,322,899
Livestock	(323,422)	(262,587)	182,766		(681,399)
Metals	794,694	342,312	1,265,012		77,650
Softs	(497,368)	(157,855)	(1,317,077)		(410,989)

Total	$563,440 ***	$548,810 ***	$(2,831,163	) ***	$3,535,540 ***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,248,488	$1,248,488	$-	$-
Forwards	1,091,642	-	1,091,642	-

Total Assets	$2,340,130	$1,248,488	$1,091,642	$-

Liabilities
Futures	$628,463	$628,463	$-	$-
Forwards	1,367,315	-	1,367,315	-

Total Liabilities	$1,995,778	$628,463	$1,367,315	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,277,600	$1,277,600	$-	$-
Forwards	494,931	-	494,931	-

Total Assets	$1,772,531	$1,277,600	$494,931	$-

Liabilities
Futures	$669,025	$669,025	$-	$-
Forwards	687,069	-	687,069	-

Total Liabilities	$1,356,094	$669,025	$687,069	$-

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2020.

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

As of September 30, 2020, the Partnership owned approximately 57.7% of ADG Master, 50.7% of Aquantum Master and 5.4% of FORT Contrarian Master. As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following tables:

	September 30, 2020
	Total Assets	Total Liabilities	Total Capital
ADG Master	$18,975,815	$384,117	$18,591,698
Aquantum Master	18,400,197	80,292	18,319,905
FORT Contrarian Master	92,444,999	2,215,131	90,229,868

	December 31, 2019
	Total Assets	Total Liabilities	Total Capital
ADG Master	$44,209,233	$308,783	$43,900,450
Aquantum Master	37,857,547	2,327,205	35,530,342
FORT Contrarian Master	135,604,970	4,607,083	130,997,887

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(23,141)	$61,340	$38,199
Aquantum Master	(72,581)	945,402	872,821
FORT Contrarian Master	(50,744)	479,535	428,791

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(2,713)	$(4,985,434)	$(4,988,147)
Aquantum Master	(353,108)	1,405,725	1,052,617
FORT Contrarian Master	88,280	(2,814,545)	(2,726,265)

	For the three months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$139,759	$526,901	$666,660
Aquantum Master	(29,826)	(4,900,506)	(4,930,332)
FORT Contrarian Master	622,968	8,921,691	9,544,659

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master (a)	$351,634	$(251,192)	$100,442
AE Capital Master (b)	71,739	(890,810)	(819,071)
Aquantum Master (c)	(84,895)	(6,009,377)	(6,094,272)
Cambridge Master (d)	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	2,191,944	38,006,895	40,198,839
SECOR Master (e)	(84,266)	2,719,987	2,635,721

(a)	From February 1, 2019, commencement of operations for ADG Master, through September 30, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(c)	From June 1, 2019, commencement of operations for Aquantum Master, through September 30, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date Cambridge Master terminated operations.

(e)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2020		For the three months ended September 30, 2020
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	13.61%	$10,730,488	$33,087	$5,411	$9,752	$17,924	Commodity Portfolio	Monthly
Aquantum Master	11.79%	9,297,798	481,810	30,174	8,629	443,007	Commodity Portfolio	Monthly
FORT Contrarian Master	6.13%	4,837,106	48,894	4,273	1,367	43,254	Commodity Portfolio	Monthly

Total		$24,865,392	$563,791	$39,858	$19,748	$504,185

	September 30, 2020		For the nine months ended September 30, 2020
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	13.61%	$10,730,488	$(2,977,188)	$25,410	$30,100	$(3,032,698)	Commodity Portfolio	Monthly
Aquantum Master	11.79%	9,297,798	755,070	205,635	26,159	523,276	Commodity Portfolio	Monthly
FORT Contrarian Master	6.13%	4,837,106	(74,228)	16,315	3,699	(94,242)	Commodity Portfolio	Monthly

Total		$24,865,392	$(2,296,346)	$247,360	$59,958	$(2,603,664)

	December 31, 2019		For the three months ended September 30, 2019
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	27.27%	$28,958,000	$447,496	$10,573	$11,506	$425,417	Commodity Portfolio	Monthly
Aquantum Master	19.06%	20,243,474	(2,466,946)	115,089	17,122	(2,599,157)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	1,376,009	20,896	2,384	1,352,729	Commodity Portfolio	Monthly

Total		$63,459,722	$(643,441)	$146,558	$31,012	$(821,011)

	December 31, 2019		For the nine months ended September 30, 2019
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master (a)	27.27%	$28,958,000	$104,886	$27,318	$31,921	$45,647	Commodity Portfolio	Monthly
AE Capital Master (b)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (c)	19.06%	20,243,474	(2,929,688)	163,371	24,212	(3,117,271)	Commodity Portfolio	Monthly
Cambridge Master (d)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	5,191,346	50,433	6,810	5,134,103	Commodity Portfolio	Monthly
SECOR Master (e)	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$63,459,722	$2,865,544	$554,684	$124,173	$2,186,687

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through September 30, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through September 30, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

(e)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Capital Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 13.4% to 22.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

Effective November 1, 2020, Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”) directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Funds and direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, the Partnership’s capital decreased 25.7% from $106,208,599 to $78,860,532. This decrease was attributable to redemptions of 26,083.6930 Class A limited partner Redeemable Units totaling $18,464,667, redemptions of 769.6260 Class D limited partner Redeemable Units totaling $688,536, redemptions of 42.8410 Class Z limited partner Redeemable Units totaling $38,406 and a net loss of $8,156,458. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the Partnership’s net asset value per Class A Redeemable Unit increased 0.3% from $688.07 to $690.32 as compared to a decrease of 1.4% in the same period of 2019. During the Partnership’s third quarter of 2020, the Partnership’s net asset value per Class D Redeemable Unit increased 0.4% from $860.04 to $863.40 as compared to a decrease of 1.1% in the same period of 2019. During the Partnership’s third quarter of 2020, the Partnership’s net asset value per Class Z Redeemable Unit increased 0.6% from $876.42 to $881.50 as compared to a decrease of 0.9% in the same period of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $1,121,762. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices, non-U.S. interest rates, livestock and metals and were partially offset by losses in energy, grains, U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2019 of $430,649. Losses were primarily attributable to the Partnership’s/Funds’ trading in energy, grains, indices, U.S. interest rates, livestock and softs and were partially offset by gains in currencies, non-U.S. interest rates and metals.

The most significant gains were achieved during July and August from long positions in U.S. and Asian equity index futures as stock prices bucked COVID-related concerns and rallied higher. Within the metals sector, gains were recorded during July and August from long positions in gold, silver, and iron futures as prices advanced. Additional gains were achieved within the currency sector during July and August from positions in the British pound and euro. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural markets during July from short positions in coffee and cocoa futures as prices advanced on an outlook for increased consumer demand. Further losses were experienced within the grains markets during August from short positions in corn and wheat futures as prices moved higher amid concerns adverse weather in the U.S. Midwest would threaten crops. Within the energy sector, losses were recorded during July and August from short positions in natural gas futures as prices surged on increased power production demand due to a heatwave encompassing much of the Western U.S. Additional losses were incurred within the global interest rate markets primarily during August from long positions in European, U.S., and Japanese fixed income futures as bond prices faltered.

During the Partnership’s nine months ended September 30, 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 8.2% from $751.88 to $690.32 as compared to an increase of 1.0% in the same period of 2019. During the Partnership’s nine months ended September 30, 2020, the Partnership’s net asset value per Class D Redeemable Unit decreased 7.6% from $933.92 to $863.40 as compared to an increase of 2.0% in the same period of 2019. During the Partnership’s nine months ended September 30, 2020, the Partnership’s net asset value per Class Z Redeemable Unit decreased 7.0% from $948.13 to $881.50 as compared to an increase of 2.6% in the same period of 2019. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $5,256,457. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices, non-U.S. interest rates and softs and were partially offset by gains in energy, grains, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $5,177,210. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices and U.S. and non-U.S. interest rates and were partially offset by losses in energy, grains, livestock, metals and softs.

During the first nine months of the year, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as global stock prices plunged as the fight against the spread of the COVID-19 coronavirus shuttered businesses and industries across the globe. Losses within the currency sector were experienced during the first quarter from positions in the Australian dollar, Japanese yen, and British pound. Further losses in the currencies were recorded during September from long positions in the British pound as the value of the U.K. currency fell amid a resurgence of the coronavirus in Britain. In the agricultural sector, smaller losses were incurred throughout much of the first, second, and third quarters from positions in soft commodity futures which more than offset gains recorded from livestock futures in the first quarter. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the energy sector from short positions in crude oil, gasoil and heating oil futures during March as the global quarantine to fight the spread of the coronavirus decimated energy demand, pushing prices sharply lower. Within the metals markets, gains were experienced during July and August from long positions in gold, silver, and iron futures as metals prices advanced. Additional gains in the metals were achieved during January and February from long positions in gold and palladium futures as priced surged on safe-haven demand. Gains in the global interest rate sector were recorded during February from long positions in European and U.S. fixed income futures as investors sought out the relatively safety of government debt as the coronavirus pandemic spread. Further gains in the fixed income sector were achieved during April and June from long positions in European fixed income futures as bond prices advanced as the European Central Bank pledged massive stimulus measures to strengthen the Eurozone economy.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2020 decreased by $542,695 and $1,582,482, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower average daily equity as well as lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 increased by $1,618 and $57,021, respectively, as compared to the corresponding periods in 2019. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $381,145 and $700,291, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% for Class A Redeemable Units effective July 1, 2020.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $124,559 and $292,725, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $130,586 and $376,318, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2020 did not result in any incentive fees. Trading performance for the three and nine months ended September 30, 2019 resulted in incentive fees of $194,601 and $565,712, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2020 and June 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2020		September 30, 2020 (percentage of Partners’ Capital)	June 30, 2020		June 30, 2020 (percentage of Partners’ Capital)
ADG	$10,730,488		14%	$10,806,635		13%
Aquantum	$9,297,798		12%	$8,938,968		11%
FORT	$28,247,730	*	36%	$32,909,897	**	39%
ISAM SM	$20,233,874		25%	$21,274,457		25%
Millburn	$10,350,642		13%	$9,700,659		12%

*	Amount includes $4,837,047 allocated to FORT Contrarian Master and $23,410,683 allocated to FORT for direct trading.

**	Amount includes $8,744,941 allocated to FORT Contrarian Master and $24,164,956 allocated to FORT for direct trading.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2020 and December 31, 2019. As of September 30, 2020, the Partnership’s total capitalization was $78,860,532.

September 30, 2020

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,083,426	5.18%
Energy	1,039,264	1.32
Grains	298,238	0.38
Indices	3,620,362	4.59
Interest Rates U.S.	832,929	1.06
Interest Rates Non-U.S.	3,122,880	3.96
Livestock	106,290	0.13
Metals	916,056	1.16
Softs	239,426	0.30

Total	$14,258,871	18.08%

As of December 31, 2019, the Partnership’s total capitalization was $106,208,599.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,947,595	5.60%
Energy	1,343,409	1.26
Grains	175,804	0.17
Indices	3,752,327	3.53
Interest Rates U.S.	278,235	0.26
Interest Rates Non-U.S.	2,267,498	2.13
Livestock	389,162	0.37
Metals	670,194	0.63
Softs	196,738	0.19

Total	$15,020,962	14.14%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investment in the Funds by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2020 and December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,396,768	4.31%	$3,401,062	$1,628,631	$2,314,081
Energy	535,018	0.68	677,350	285,278	447,137
Grains	298,238	0.38	382,719	205,471	280,245
Indices	1,983,506	2.52	1,983,506	942,751	1,265,749
Interest Rates U.S.	686,535	0.87	855,895	299,308	639,945
Interest Rates Non-U.S.	2,178,799	2.76	2,178,799	1,165,022	1,517,515
Livestock	44,385	0.06	174,834	44,385	121,456
Metals	909,041	1.15	1,071,024	659,009	880,524
Softs	239,426	0.30	323,608	161,059	241,786

Total	$10,271,716	13.03%

* Average of daily Values at Risk.

December 31, 2019
			Twelve Months Ended December 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,050,187	4.75%	$8,546,551	$3,999,802	$5,933,824
Energy	706,241	0.66	902,839	291,689	506,877
Grains	175,804	0.17	680,028	126,032	363,301
Indices	1,345,758	1.27	1,880,997	466,103	1,060,272
Interest Rates U.S.	104,550	0.10	750,531	36,055	356,168
Interest Rates Non-U.S.	735,108	0.69	2,070,441	280,569	1,416,836
Livestock	175,918	0.17	217,388	37,209	129,740
Metals	663,299	0.62	1,248,261	347,048	693,814
Softs	170,495	0.16	859,674	166,435	482,732

Total	$9,127,360	8.59%

* Annual average of daily Values at Risk.

As of September 30, 2020, ADG Master’s total capitalization was $18,591,698. The Partnership owned approximately 57.7% of ADG Master. As of September 30, 2020, ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,146,652	6.17%	$1,146,652	$968,853	$1,017,439
Indices	2,533,989	13.63	3,439,453	2,301,266	2,661,285
Interest Rates U.S.	201,786	1.09	201,786	75,081	156,052
Interest Rates Non-U.S.	1,421,309	7.64	1,674,665	1,352,432	1,482,843

Total	$5,303,736	28.53%

*	Average of daily Values at Risk.

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

As of September 30, 2020, Aquantum Master’s total capitalization was $18,319,905. The Partnership owned approximately 50.7% of Aquantum Master. As of September 30, 2020, Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$964,608	5.27%	$1,596,074	$198,389	$802,028
Livestock	122,100	0.67	471,570	122,100	310,872

Total	$1,086,708	5.94%

*	Average of daily Values at Risk.

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

As of September 30, 2020, FORT Contrarian Master’s total capitalization was $90,229,868. The Partnership owned approximately 5.4% of FORT Contrarian Master. As of September 30, 2020, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

September 30, 2020
			Three Months Ended September 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$463,695	0.51%	$1,324,914	$463,695	$997,318
Energy	281,287	0.31	1,091,343	196,867	637,461
Indices	3,236,006	3.59	5,006,409	1,962,110	3,335,859
Interest Rates U.S.	554,887	0.61	1,581,646	554,887	954,783
Interest Rates Non-U.S.	2,296,027	2.54	3,411,856	2,206,318	2,949,155
Metals	129,910	0.14	220,935	22,396	92,174

Total	$6,961,812	7.70%

*	Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	2,231.0940	$705.26	293.5480	$881.71	N/A	N/A
August 1, 2020 -August 31, 2020	1,912.7830	$700.25	N/A	N/A	N/A	N/A
September 1, 2020 - September 30, 2020	2,805.0440	$690.32	N/A	N/A	N/A	N/A
	6,948.9210	$697.85	293.5480	$881.71

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.