Form 10-K
period 2020-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2021-03-25
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

Limited Partnership Redeemable Units with an aggregate value of $82,483,479 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 88,235.5198 Limited Partnership Class A Redeemable Units were outstanding, 5,824.8820 Limited Partnership Class D Redeemable Units were outstanding and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2020, 2019 and 2018 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below), FORT Contrarian Master (as defined below), AE Capital Master (as defined below) and Boronia I, LLC (as defined below). As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC.

During the years ended December 31, 2020, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.

As of December 31, 2020, all trading decisions are made for the Partnership by Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (Aquantum”) as Advisors to the Partnership. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Effective September 30, 2016, JE Moody & Company LLC (“JE Moody”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2016, Altis Partners (Jersey) Limited (“Altis”) ceased to act as a commodity trading advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, AE Capital, Altis, Aspect, Boronia, Cambridge, Graham, ISAM, JE Moody, Mesirow, SECOR and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

ISAM SM directly trades, and ISAM directly traded, the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. Effective January 19, 2018 and through December 31, 2020, FORT directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program. The General Partner and FORT had agreed that FORT would trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the assets allocated. Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. Effective November 1, 2020, Episteme directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program.

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), and prior to the Partnership’s full redemption effective December 31, 2017, CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”), and prior to the Partnership’s full redemption effective June 30, 2016, CMF Altis Partners Master Fund L.P. (“Altis Master”), and prior to the Partnership’s full redemption effective September 30, 2016, JEM Master Fund L.P. (“JEM Master”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to the Partnership’s respective full redemptions effective December 31, 2020, CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) had each entered into futures brokerage account agreements with MS&Co. Reference herein to the “Funds” may include, as relevant, ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Altis Master, Aspect Master, Boronia I, LLC, Cambridge Master, Graham Master, JEM Master, SECOR Master and Willowbridge Master.

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

The Partnership, directly and indirectly through its investment in the Funds, pays (or paid with respect to the Funds) MS&Co. trading fees for clearing and, where applicable, execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2022; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

On January 12, 2018, a portion of the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permitted accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FORT Contrarian Master on December 31, 2020.

On February 1, 2019, the assets allocated to ADG for trading were invested in ADG Master, a limited liability company organized under the limited liability company laws of the State of Delaware. ADG Master permitted accounts managed by ADG using its Systematic Macro Strategy, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in ADG Master on December 31, 2020.

On June 1, 2019, the assets allocated to Aquantum for trading were invested in Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Aquantum Master permitted accounts managed by Aquantum using its Aquantum Commodity Spread (ACS) Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Aquantum Master on December 31, 2020.

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

On February 1, 2018, the assets allocated to AE Capital for trading were invested in AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. Effective April 3, 2019, the General Partner terminated AE Capital as an Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and were credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership fully redeemed its investment in AE Capital Master on April 30, 2019.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2020.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 and through December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month, which differed from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds’ trading of futures, forward and option contracts, as applicable, on commodities was also done primarily on U.S. and foreign commodity exchanges. The Partnership engages, and the Funds engaged, in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdrew all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner/member elected to redeem and informed the Funds. However, a limited partner/member had the right to request a withdrawal as of the end of any day if such request was received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level, except for management and incentive fees payable to Boronia (prior to its termination on December 31, 2017), which were charged at the Boronia I, LLC level. Clearing fees were borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees were borne by the Funds and allocated to the Partnership, and are also charged directly at the Partnership level.

For the period January 1, 2020 through December 31, 2020, the approximate average market sector distribution for the Partnership was as follows:

There were no investments in the Funds as of the close of business on December 31, 2020. As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds were approximately the same as they would have been had the Partnership traded directly and the redemption rights were not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective July 1, 2020, the Partnership pays the General Partner a monthly fee equal to 1/12 of 0.875% (0.875% per year) of month-end net assets of the Partnership. Prior to July 1, 2020, the Partnership paid the General Partner a monthly fee equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating the General Partner fee, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionately to each Class based on the net asset value of the respective Class.

The General Partner, on behalf of the Partnership, has entered into management agreements (each a “Management Agreement”) with the Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership. Each Management Agreement may be terminated upon notice by either party.

Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets of the Partnership allocated to Episteme. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT’s Global Trend Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to ISAM. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on account leverage, of month-end net assets of the Partnership allocated to Millburn. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to ADG’s termination on December 31, 2020, the Partnership paid to ADG a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. Prior to Aquantum’s termination on December 31, 2020, the Partnership paid to Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital. Prior to their respective terminations on December 31, 2017, Aspect and Willowbridge each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Aspect and Willowbridge, respectively. Prior to its termination on December 31, 2017, Boronia I, LLC paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of Boronia I, LLC as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata allocation of the management fee of Boronia I, LLC. Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end net assets allocated to Graham. From January 1, 2016 until its termination on September 30, 2016, JE Moody received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to JE Moody. Prior to its termination on June 30, 2016, Altis received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets allocated to Altis.

In addition, effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to the Partnership’s full redemption out of FORT Contrarian Master effective December 31, 2020, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Prior to its termination effective December 31, 2020, ADG was eligible to receive an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. Prior to its termination effective December 31, 2020, Aquantum was eligible to receive an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Prior to its termination effective June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to its termination effective April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter. Prior to their respective terminations on December 31, 2017, Aspect, Graham and Willowbridge were each eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each such Advisor for the Partnership during each calendar quarter. Prior to its termination on December 31, 2017, Boronia received an incentive fee equal to 20% of the New Trading Profits earned by Boronia I, LLC. Only the incentive fees paid by Boronia I, LLC to Boronia for New Trading Profits earned for the Partnership were allocated to the Partnership. Prior to its termination on September 30, 2016, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on June 30, 2016, Altis was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement, earned by Altis for the Partnership during each calendar quarter.

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests previously not held in the Funds’ accounts at MS&Co. or JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2020 and 2019, the amount of cash held by the Partnership for margin requirements was $13,791,629 and $9,262,539, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Boronia I, LLC) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. had agreed to pay Boronia I, LLC interest on 100% of the average daily equity maintained in cash in Boronia I, LLC’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement and effective July 1, 2020 through December 31, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1.00% per year of adjusted month-end net assets for Class A Redeemable Units. Effective January 1, 2018 and until June 30, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of adjusted month-end net assets for Class A Redeemable Units. Effective January 1, 2018, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, for the Class, prior to the reduction of the current month’s ongoing selling agent fee, incentive fee accrual, management fee, General Partner fee and other expenses and any redemptions or distributions as of the end of such month. Prior to January 1, 2018, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to 2.0% per year of the Partnership’s adjusted month-end net assets.

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership, who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020 through December 31, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. The Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2020 was $73,685,134.

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

Risks Relating to our Business

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries, changing interest rates, pandemics, epidemics and other public health crises.

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

An investor’s ability to redeem or transfer Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.	The General Partner and the Partnership’s commodity brokers are affiliates;

2.	Each of the Advisors, the Partnership’s commodity brokers, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account; and

4.	The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

Regulatory costs or changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have adopted rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. In January 2021, the CFTC finalized new rules that impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. In addition to speculative position limits, most commodity exchanges also limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Such regulations could have an adverse effect on an Advisor’s trading for the Partnership. The trading instructions of an Advisor may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

The General Partner, the Partnership and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and their respective service providers and operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control whether a cyber event will adversely affect the cyber systems of the Advisors or other third-party service providers.

Tax laws are subject to change at any time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

Prospective investors are urged to consult with their tax advisors with respect to regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million CDS referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, pre- and post-judgment interest, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief sought by CDIB in its January 18, 2019 motion. On May 21, 2020, the Appellate Division, First Department (“First Department”), modified the Supreme Court of NY’s order to deny MS&Co.’s motion for sanctions relating to spoliation of evidence and otherwise affirmed the denial of MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals (“Court of Appeals”), which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s order denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the remaining mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2021 was 4,346 for Class A Redeemable Units, 18 for Class D Redeemable Units and 6 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2020 or 2019. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2020, there were no subscriptions. For the twelve months ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904. For the twelve months ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	3,279.9200	$683.67	N/A	N/A	N/A	N/A	N/A	N/A
November 1, 2020 - November 30, 2020	3,505.8480	$699.82	60.0000	$875.64	N/A	N/A	N/A	N/A
December 1, 2020 - December 31, 2020	4,604.1680	$720.19	N/A	N/A	40.5360	$921.96	N/A	N/A
	11,389.9360	$703.40	60.0000	$875.64	40.5360	$921.96

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership engages in such trading directly, and previously also engaged indirectly in such trading through investment in the Funds. The Funds could have employed futures, options on futures, forward, spot and swaps contracts in those markets.

The General Partner/Trading Manager manages all business of the Partnership, as well as all business of the Funds prior to the Partnership’s respective full redemptions. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

Responsibilities of the General Partner/Trading Manager include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner/Trading Manager prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership, as well as the operation of Funds prior to the Partnership’s respective full redemptions.

While the Partnership has, and the Funds had, the right to seek lower commission rates from other commodity brokers at any time, the General Partner/Trading Manager believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2020 were: Episteme — Systematic Quest Program, FORT — Global Trend Trading Program, ISAM SM — Systematic Trend Programme and Millburn — Multi-Markets Program. The programs traded by each Advisor on behalf of the Partnership/Funds as of December 31, 2019 were: ADG — Systematic Macro Strategy, Aquantum — Aquantum Commodity Spread Program, FORT — Global Contrarian Trading Program and Global Trend Trading Program and ISAM SM — Systematic Trend Programme. As of December 31, 2020 and September 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2020		December 31, 2020 (percentage of Partners’ Capital)	September 30, 2020		September 30, 2020 (percentage of Partners’ Capital)
ADG	$-		0%	$10,730,488		14%
Aquantum	$-		0%	$9,297,798		12%
Episteme	$18,344,062		25%	$-		0%
FORT	$18,484,707	*	25%	$28,247,730	**	36%
ISAM SM	$15,166,982		20%	$20,233,874		25%
Millburn	$8,693,650		12%	$10,350,642		13%
Unallocated	$12,995,733		18%	$-		0%

*	Entire amount is allocated to FORT for direct trading.

**	Amount includes $4,837,047 allocated to FORT Contrarian Master and $23,410,683 allocated to FORT for direct trading.

Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD

Episteme trades a portion of the Partnership’s assets in accordance with their Systematic Quest Program. The Systematic Quest Program is a diversified systematic global macro program that seeks to maximize returns by pursuing a diversified portfolio of systematic strategies subject to the constraints of its risk management framework. The trading strategies are generally medium-term and aim to exploit a number of sources of alpha based upon fundamental, technical, and liquidity effects. This managed futures strategy consists of seven different model styles, which include carry, cross-market, idiosyncratic, liquidity, mean reversion, momentum, and value models. By applying each of these trading styles, across multiple time horizons, the strategy blends multiple alpha drivers seeking consistent returns, uncorrelated to traditional asset classes and the managed futures asset class.

FORT, L.P. (Global Trend Trading Program)

FORT currently trades a portion of the Partnership’s assets in accordance with its Global Trend Trading Program.

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

Millburn Ridgefield Corporation

Millburn trades a portion of the Partnership’s assets in accordance with its Multi-Markets Program. The Multi-Markets Program implements a group of quantitative models that collectively trade futures, forward and spot contracts on currencies, interest rate instruments, stock indices, metals, energy and agricultural commodities. The aim of the Multi-Markets Program is to target opportunities in a wide range of global markets under a variety of conditions. The Multi-Markets Program’s trading strategies are based on the implementation of a multi-data input, statistical/machine learning framework, and are 100% systematic and quantitative in nature. This framework utilizes price, price-derivative, and non-price data sources or “features,” in an attempt to provide an informed, context-specific and continuous view of portfolio positioning (long or short, and to what extent) in a particular market. Millburn’s investment approach centers on the development of process-driven, measurable and risk-controlled methods to trade a universe of approximately 105 (which number may change from time to time) global currency spot and forward markets, and exchange-traded equity, fixed income and commodity futures markets.

ADG Capital Management LLP

The portion of the Partnership’s assets that was allocated to ADG for trading were not invested in commodity interests directly. ADG’s allocation of the Partnership’s assets was invested in ADG Master. ADG traded the Partnership’s assets allocated to it pursuant to its Systematic Macro Strategy. The Systematic Macro Strategy sought to provide investors with positive absolute returns through taking long and short positions on a global basis in a broad range of financial instruments. The Systematic Macro Strategy would take directional and relative value positions based on systematically applied fundamental global macro analysis and ADG’s assessment of prevailing economic conditions and other relevant factors. The Systematic Macro Strategy aimed for the generation of excess returns by means of tactical reallocation of the risk budget between asset classes, within asset classes and between various risk factors.

The Systematic Macro Strategy was based on a proprietary software tool which analyzed macroeconomic and market information and produced recommended portfolios and trades for assessment by ADG. The methodology coded into the software made use of theory based analysis of markets and advanced risk management techniques.

The Systematic Macro Strategy was composed of four independent models, consisting of one directional trading model and three relative value models. The Systematic Macro Strategy would take directional and relative value positions based on systematic analysis of global macro and economic data. Each of these models was built from 7-11 factors which were uncorrelated and fundamental drivers of markets. The Systematic Macro Strategy utilized a total of 38 factors, which ranged from GDP measurements to curve analysis.

Aquantum GmbH

The portion of the Partnership’s assets that was allocated to Aquantum for trading were not invested in commodity interests directly. Aquantum’s allocation of the Partnership’s assets was invested in Aquantum Master. Aquantum traded the Partnership’s assets allocated to it pursuant to its Aquantum Commodity Spread Program. The Aquantum Commodity Spread Program was a systematic commodity market-neutral trading program. It was designed to benefit from seasonal price dislocations in the forward structure of numerous commodity futures markets across all sectors (energy, softs, grains, livestock, and metals) which are the result of changing market participants’ expectations and fundamental factors like weather, climate, trends in consumption, harvest cycles, feed and storage costs, which typically trigger supply and demand dislocations.

While the Aquantum Commodity Spread Program may have combined multiple spread positions per market, each individual trade was implemented as an intra-market calendar spread and was placed according to a 100% systematic methodology. Due to the seasonal character of the patterns traded, the Aquantum Commodity Spread Program was a “time” based strategy.

FORT, L.P. (Global Contrarian Trading Program)

FORT also previously traded a portion of the Partnership’s assets through FORT Contrarian Master in accordance with its Global Contrarian Trading Program.

FORT’s Global Contrarian Trading Program was a systematic, technical, trend-anticipating futures trading strategy that attempted to profit from emerging trends by identifying price behaviors that signaled possible turning points. Rather than attempting to identify existing trends, the Global Contrarian Trading Program attempted to anticipate trends before they occurred. Trading decisions were based primarily on an analysis of market prices, volume and volatility; factors external to the trading markets were incorporated only in rare cases. The Global Contrarian Trading Program generally operated on the theory that market prices reflect all known factors affecting supply and demand of a particular financial instrument.

The Global Contrarian Trading Program was designed to incorporate concepts akin to “channels,” which FORT defined using systematic, mathematical tools. The Global Contrarian Trading Program estimated a large number of channels and identified a confluence of channels to find resistance and support points. FORT believed that this style is markedly different from most trend-following strategies, which are generally late to enter and exit a trend. In contrast, the Global Contrarian Trading Program was designed to enter and exit a trend early. The Global Contrarian Trading Program generally sought to anticipate and capitalize on short to intermediate-term trends. Because the Global Contrarian Trading Program sought to anticipate trends in market prices, it had the potential to perform well even in what standard trend-following systems perceived as directionless periods.

The Global Contrarian Trading Program took positions while a market was moving against one of its signals. As a result, its performance could have been much more volatile than traditional trend-following models, but the potential for diversification was much greater. In an attempt to reduce the volatility of returns, the allocation of the Global Contrarian Trading Program’s capital was geographically diversified across Asia, Europe, Australia and North America. This diversification also provided the Global Contrarian Trading Program with opportunities to seek profits in a variety of market environments.

Total risk was measured primarily by using the margin-to-equity ratio, which was targeted not to exceed 14% for a fully funded account. The margin-to-equity ratio was monitored systematically as well as by FORT’s trading principals.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2020.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

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

(iii)

The Partnership may occasionally accept physical delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position will be fully hedged.

(iv)

The Partnership does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings except if the Partnership purchases or takes delivery of commodities.

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

(viii)	The Partnership will not purchase, sell, or trade securities (except securities approved by the CFTC for investment of customer funds).

(ix)	The Advisors will trade only in those futures interests that have been approved by the General Partner.

(x)

The Partnership will, except under extraordinary circumstances, maintain positions in futures interests in at least two market segments (i.e., agricultural items, industrial items (including energies), metals, currencies, and financial instruments (including stock, financial and economic indexes)) at any one time.

(xi)	The Advisors will not generally take a position after the first notice day in any futures interest during the delivery month of the futures interest, except to match.

The Funds previously followed the same trading polices above prior to the Partnership’s respective full redemptions.

From January 1, 2020 through December 31, 2020, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.1%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership are, and the Funds were, parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.4% to 40.9% of the Partnership’s/Funds’ contracts are traded OTC.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is, and the Funds were, exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is (or was with respect to the Funds) typically limited to the amounts recognized in the Statements of Financial Condition and is (was) not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is (or was with respect to the Funds) reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Funds, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has, and the Funds had, credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are (or were with respect to the Funds) counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Aspect Master, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is (or was with respect to the Funds) reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is or was an exchange or clearing organization.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

The General Partner/Trading Manager monitors and attempts (or with respect to the Funds, monitored and attempted) to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes (or with respect to the Funds, believed) that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may or may have been be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be or have been held to maturity.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forward, option and swap contracts, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any trading day.

(b)	Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, pandemics, epidemics and other public health crises, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership/Funds was dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, JPMorgan or MS&Co. had control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and may have also previously been funded out of redemptions from the Funds. For the year ended December 31, 2020, 37,473.6290 Class A limited partner Redeemable Units were redeemed totaling $26,476,389, 829.6260 Class D limited partner Redeemable Units were redeemed totaling $741,074, 83.3770 Class Z limited partner Redeemable Units were redeemed totaling $75,779 and 325.3940 Class Z General Partner Redeemable Units were redeemed totaling $300,000. For the year ended December 31, 2019, 31,771.0660 Class A limited partner Redeemable Units were redeemed totaling $24,543,188, 1,184.8320 Class D limited partner Redeemable Units were redeemed totaling $1,109,847, 39.0870 Class Z limited partner Redeemable Units were redeemed totaling $37,056 and 535.5720 Class Z General Partner Redeemable Units were redeemed totaling $525,000. For the year ended December 31, 2018, 32,694.5790 Class A limited partner Redeemable Units were redeemed totaling $26,160,019, 1,371.6544 Class A General Partner Redeemable Units were redeemed totaling $1,157,560, 3,667.8110 Class D limited partner Redeemable Units were redeemed totaling $3,523,403, 11.0000 Class Z limited partner Redeemable Units were redeemed totaling $10,648 and 573.7780 Class Z General Partner Redeemable Units were redeemed totaling $575,000.

For the year ended December 31, 2020, there were no subscriptions. For the year ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904. For the year ended December 31, 2018, there were subscriptions of 85,527.8080 Class A limited partner Redeemable Units totaling $70,614,119, subscriptions of 11,507.1510 Class D limited partner Redeemable Units totaling $11,507,151, subscriptions of 242.6350 Class Z limited partner Redeemable Units totaling $242,635 and subscriptions of 2,418.2350 Class Z General Partner Redeemable Units totaling $2,445,193.

(c) Results of Operations.

For the year ended December 31, 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 4.2% from $751.88 to $720.19, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.5% from $933.92 to $901.32, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.8% from $948.13 to $921.96. For the year ended December 31, 2019, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.9% from $766.28 to $751.88, the Partnership’s net asset value per Class D Redeemable Unit decreased 0.6% from $939.90 to $933.92, and the Partnership’s net asset value per Class Z Redeemable Unit increased 0.1% from $947.03 to $948.13. For the year ended December 31, 2018, the Partnership’s net asset value per Class A Redeemable Unit decreased 7.2% from $825.63 to $766.28, the Partnership’s net asset value per Class D Redeemable Unit decreased 6.0% from $1,000.00 to $939.90, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 5.3% from $1,000.00 to $947.03.

The Partnership experienced a net trading loss of $1,210,796 before fees and expenses for the year ended December 31, 2020. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices, non-U.S. interest rates and softs and were partially offset by gains in energy, grains, U.S. interest rates, livestock and metals. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2020, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as global stock prices plunged as the fight against the spread of the COVID-19 coronavirus shuttered businesses and industries across the globe. Overall, the global interest rate sector experienced small net trading losses during the quarter from long positions in European fixed income futures during March as the spread of the coronavirus roiled bond markets. A portion of the Partnership’s losses for the first quarter was offset by gains achieved within the energy sector from short positions in crude oil, gasoil and heating oil futures during March as the global quarantine to fight the spread of the coronavirus decimated energy demand. Within the metals markets, gains were experienced during January and February from long positions in gold and palladium futures as prices surged on safe-haven demand. Additional gains were recorded within the agricultural complex during March from short positions in live cattle and lean hog futures as prices fell. In currencies, gains during the quarter from positions in the New Zealand dollar and Brazilian real more than offset losses in the Australian dollar and Japanese yen.

During the second quarter of 2020, the most significant losses were incurred within the energy sector during April from long positions in crude oil and its refined products as prices plunged amid a dismal outlook for COVID-related demand. Within the currencies, losses were experienced during April, May, and June primarily from positions in the New Zealand dollar and Canadian dollar. Further losses were incurred within the agricultural sector during May and June from short positions in sugar futures after prices strengthened as demand remained stronger-than-expected through the global quarantine. Within the metals markets, gains from long positions in gold futures during April and June were more than offset by losses experienced from short positions in industrial metals during May and June. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global interest rate sector during April and June from long positions in European fixed income futures as bond prices advanced as the European Central Bank pledged massive stimulus measures. Additional gains were recorded within the global stock index markets during May and June primarily from long positions in U.S. and European equity index futures as investor demand for risk assets buoyed global stock prices.

During the third quarter of 2020, the most significant gains were achieved during July and August from long positions in U.S. and Asian equity index futures as stock prices bucked COVID-related concerns and rallied higher. Within the metals sector, gains were recorded during July and August from long positions in gold, silver, and iron futures as prices advanced. Additional gains were achieved within the currency sector during July and August from positions in the British pound and euro. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the agricultural markets during July from short positions in coffee and cocoa futures as prices advanced on an outlook for increased consumer demand. Further losses were experienced within the grains markets during August from short positions in corn and wheat futures as prices moved higher amid concerns adverse weather in the U.S. Midwest would threaten crops. Within the energy sector, losses were recorded during July and August from short positions in natural gas futures as prices surged on increased power production demand. Additional losses were incurred within the global interest rate markets primarily during August from long positions in European, U.S., and Japanese fixed income futures as bond prices faltered.

During the fourth quarter of 2020, the most significant gains were achieved from long positions in U.S., European, and Asian equity index futures during November and December as the emergence of a potential COVID-19 vaccine spurred stock prices higher. Gains were also recorded within the agricultural sector during November and December from long positions in soybean futures as prices rallied on increased buying demand from China. Within the metal markets, gains were also recorded during November and December from long positions in copper and iron futures. Smaller gains were achieved from within the energy sector during December. The Partnership’s gains for the fourth quarter were partially offset by losses incurred within the currencies during November and December from positions in the euro and Canadian dollar. Additional losses were experienced during November and December from long positions in European fixed income futures as interest rates in the Eurozone ticked higher.

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

The results of operations for the twelve months ended 2018 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

For the years ended December 31, 2020, 2019 and 2018, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2020 decreased by $402,410 and $1,984,892, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2020 increased by $27,991 and $85,012, respectively, as compared to the corresponding periods in 2019. The increase in these clearing fees was due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2020 decreased by $341,227 and $1,041,518, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% for Class A Redeemable Units effective July 1, 2020.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2020 decreased by $108,393 and $401,118, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.

Management fees, except fees that were payable to Boronia (prior to its termination on December 31, 2017), are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC level and were affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2020 decreased by $104,515 and $480,833, respectively, as compared to the corresponding periods in 2019. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2020 as compared to the corresponding periods in 2019.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2020 resulted in incentive fees of $99,425. Trading performance for the three and twelve months ended December 31, 2019 resulted in a reversal of incentive fees of $114,541 and incentive fees of $451,171, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2020 and 2019 were $415,288 and $487,422, respectively.

In the General Partner’s opinion, the Partnership’s Advisors continue to employ trading methods consistent with the objectives of the Partnership. The General Partner monitors the Advisors’ performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, changes in interest rates, pandemics, epidemics and other public health crises. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

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

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership is exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market instruments, where clearance, settlement, and/or custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Partnership participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. Prior to the Funds’ respective full redemptions, the Partnership carried (i) its investments in ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Boronia I, LLC, Cambridge Master and SECOR Master based on the Partnership’ s (1) net contribution to the applicable Fund and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the applicable Fund and (ii) its investments in Aspect Master, Graham Master, Altis Master, JEM Master and Willowbridge Master based on each Fund’ s net asset value per redeemable unit as calculated by the applicable Fund. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Episteme, ISAM SM, Millburn and FORT each directly trade managed accounts in the name of the Partnership. Prior to their respective terminations on December 31, 2020, ADG and Aquantum each traded the Partnership’ s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Also prior to December 31, 2020, Fort had also traded a portion of the Partnership’s assets allocated to it indirectly in a master fund managed account established in the name of the master fund over which it had been granted limited authority to make trading decisions. The Partnership held no investment in Funds as of December 31, 2020. As a result, the first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investment in the Funds as of December 31, 2019. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by Episteme, ISAM SM, Millburn and FORT, respectively) as of December 31, 2020 and 2019, and indirectly by each Fund separately as of December 31, 2019.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2020 and 2019 and indirect investments in the Funds by market category as of December 31, 2019, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2020, the Partnership’s total capitalization was $73,685,134.

As of December 31, 2020, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2020
			Twelve Months Ended December 31, 2020
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,041,939	4.13%	$9,404,341	$853,157	$3,095,632
Energy	1,835,859	2.49	2,011,876	285,278	835,218
Grains	495,617	0.67	679,437	155,660	340,335
Indices	2,735,563	3.71	3,255,908	387,162	1,574,058
Interest Rates U.S.	655,356	0.89	995,963	47,630	451,257
Interest Rates Non-U.S.	2,568,180	3.49	2,731,962	486,831	1,445,262
Livestock	13,365	0.02	183,425	13,365	116,623
Metals	1,674,575	2.27	1,674,575	479,059	921,183
Softs	509,656	0.69	584,300	136,136	322,885

Total	$13,530,110	18.36%

*	Annual average of daily Values at Risk.

As of December 31, 2019, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2019
			Twelve Months Ended December 31, 2019
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,050,187	4.75%	$8,546,551	$3,999,802	$5,933,824
Energy	706,241	0.66	902,839	291,689	506,877
Grains	175,804	0.17	680,028	126,032	363,301
Indices	1,345,758	1.27	1,880,997	466,103	1,060,272
Interest Rates U.S.	104,550	0.10	750,531	36,055	356,168
Interest Rates Non-U.S.	735,108	0.69	2,070,441	280,569	1,416,836
Livestock	175,918	0.17	217,388	37,209	129,740
Metals	663,299	0.62	1,248,261	347,048	693,814
Softs	170,495	0.16	859,674	166,435	482,732

Total	$9,127,360	8.59%

*	Annual average of daily Values at Risk.

As of December 31, 2020, the Partnership fully redeemed its investment in ADG Master. As of December 31, 2019, ADG Master’s total capitalization was $43,900,450. The Partnership owned approximately 65.9% of ADG Master. As of December 31, 2019 ADG Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to ADG Master for trading) was as follows:

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

As of December 31, 2020, the Partnership fully redeemed its investment in Aquantum Master. As of December 31, 2019, Aquantum Master’s total capitalization was $35,530,342. The Partnership owned approximately 56.9% of Aquantum Master. As of December 31, 2019 Aquantum Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aquantum Master for trading) was as follows:

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

As of December 31, 2020, the Partnership fully redeemed its investment in FORT Contrarian Master. As of December 31, 2019, FORT Contrarian Master’s total capitalization was $130,997,887. The Partnership owned approximately 10.9% of FORT Contrarian Master. As of December 31, 2019, FORT Contrarian Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to FORT Contrarian Master for trading) was as follows:

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, pandemics, epidemics, and other public health crises, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2020 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2020, the Partnership’s primary exposures were in the S&P/TSX 60 (Canada), S&P 500 (U.S.), CBOE VIX Volatility Index (U.S.), Hang Seng (Hong Kong), and Dow Jones Euro STOXX 50 (European Union) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia, New Zealand, and Switzerland.

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2020 was to fluctuations in the prices of gold, silver, copper, nickel, aluminum, and zinc.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2020.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, sugar, and coffee accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2020.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2020.

Foreign Currency Balances. The Partnership may hold various foreign balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The General Partner monitors the Partnership’s performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL SYSTEMATIC L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2020, 2019 and 2018; Statements of Financial Condition at December 31, 2020 and 2019; Condensed Schedules of Investments at December 31, 2020 and 2019; Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018; Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Systematic L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2021

Ceres Tactical Systematic L.P.

Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets:
Investment in the Funds(1), at fair value (Note 6)	$-	$63,459,722
Redemptions receivable from the Funds	16,694,562	450,586

Equity in trading account:
Unrestricted cash (Note 3c)	44,736,879	35,180,793
Restricted cash (Note 3c)	13,791,629	9,262,539
Net unrealized appreciation on open futures contracts	2,318,834	608,575
Net unrealized appreciation on open forward contracts	308,695	-

Total equity in trading account	61,156,037	45,051,907

Interest receivable (Note 3c)	3,963	52,358

Total assets	$77,854,562	$109,014,573

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$192,138
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	62,628	172,314
Management fees (Note 3b)	58,925	91,455
Incentive fees (Note 3b)	99,425	220,579
General Partner fees (Note 3a)	56,549	90,369
Professional fees	238,652	207,311
Redemptions payable to General Partner (Note 7)	300,000	-
Redemptions payable to Limited Partners (Note 7)	3,353,249	1,831,808

Total liabilities	4,169,428	2,805,974

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 983.4910 and 1,308.8850 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	906,740	1,240,997
Limited Partners, Class A, 93,586.8678 and 131,060.4968 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	67,400,489	98,542,340
Limited Partners, Class D, 5,824.8820 and 6,654.5080 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	5,250,088	6,214,764
Limited Partners, Class Z, 138.6360 and 222.0130 Redeemable Units outstanding at December 31, 2020 and 2019, respectively	127,817	210,498

Total partners’ capital (net asset value)	73,685,134	106,208,599

Total liabilities and partners’ capital	$77,854,562	$109,014,573

Net asset value per Redeemable Unit:
Class A	$720.19	$751.88

Class D	$901.32	$933.92

Class Z	$921.96	$948.13

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

December 31, 2020

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	123	$31,953	0.04%
Energy	298	942,748	1.28
Grains	357	963,921	1.31
Indices	665	285,626	0.39
Interest Rates U.S.	374	52,992	0.07
Interest Rates Non-U.S.	2,462	132,274	0.18
Livestock	1	(100)	(0.00) *
Metals	170	427,621	0.58
Softs	244	349,722	0.47

Total futures contracts purchased		3,186,757	4.32

Futures Contracts Sold
Currencies	179	(195,645)	(0.27)
Energy	225	(222,699)	(0.30)
Grains	45	(16,375)	(0.02)
Indices	86	(56,841)	(0.08)
Interest Rates Non-U.S.	333	(276,043)	(0.36)
Livestock	4	(4,860)	(0.01)
Metals	13	(88,545)	(0.12)
Softs	7	(6,915)	(0.01)

Total futures contracts sold		(867,923)	(1.17)

Net unrealized appreciation on open futures contracts		$2,318,834	3.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$71,155,471	$774,221	1.05%
Metals	122	400,403	0.54

Total unrealized appreciation on open forward contracts		1,174,624	1.59

Unrealized Depreciation on Open Forward Contracts
Currencies	$61,053,423	(727,131)	(0.98)
Metals	56	(138,798)	(0.19)

Total unrealized depreciation on open forward contracts		(865,929)	(1.17)

Net unrealized appreciation on open forward contracts		$308,695	0.42%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

For the Years Ended

December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment Income:
Interest income	$192,095	$849,504	$950,831
Interest income allocated from the Funds	132,455	1,459,938	1,610,034

Total investment income	324,550	2,309,442	2,560,865

Expenses:
Expenses allocated from the Funds	357,071	816,989	950,866
Clearing fees related to direct investments (Note 3c)	225,768	140,756	198,500
Ongoing selling agent fees (Notes 3d and 3e)	1,311,388	2,352,906	3,008,401
General Partner fees (Note 3a)	835,900	1,237,018	1,587,715
Management fees (Note 3b)	799,137	1,279,970	1,669,655
Incentive fees (Note 3b)	99,425	451,171	1,209,783
Professional fees	415,288	487,422	684,585

Total expenses	4,043,977	6,766,232	9,309,505

Net investment loss	(3,719,427)	(4,456,790)	(6,748,640)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,749,965)	2,352,160	(6,854,605)
Net realized gains (losses) on closed contracts allocated from the Funds	(1,713,607)	1,853,103	350,555
Net change in unrealized gains (losses) on open contracts	2,213,664	(1,762,618)	1,438,160
Net change in unrealized gains (losses) on open contracts allocated from the Funds	39,112	299,011	598,593

Total trading results	(1,210,796)	2,741,656	(4,467,297)

Net income (loss)	$(4,930,223)	$(1,715,134)	$(11,215,937)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$(31.69)	$(14.40)	$(59.35)

Class D	$(32.60)	$(5.98)	$(60.10)

Class Z	$(26.17)	$1.10	$(52.97)

Weighted average Redeemable Units outstanding:
Class A	115,008.3148	147,125.3669	180,814.6943

Class D	6,165.8878	7,695.7575	10,851.3914

Class Z	1,502.3373	1,834.5138	2,133.6323

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Years Ended

December 31, 2020, 2019 and 2018

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$91,851,689	111,250.8072	$-	-	$-	-	$91,851,689	111,250.8072
Subscriptions - General Partner	-	-	-	-	2,445,193	2,418.2350	2,445,193	2,418.2350
Subscriptions - Limited Partners	70,614,119	85,527.8080	11,507,151	11,507.1510	242,635	242.6350	82,363,905	97,277.5940
Redemptions - General Partner	(1,157,560)	(1,371.6544)	-	-	(575,000)	(573.7780)	(1,732,560)	(1,945.4324)
Redemptions - Limited Partners	(26,160,019)	(32,694.5790)	(3,523,403)	(3,667.8110)	(10,648)	(11.0000)	(29,694,070)	(36,373.3900)
Net income (loss)	(10,464,309)	-	(615,564)	-	(136,064)	-	(11,215,937)	-

Partners’ Capital, December 31, 2018	124,683,920	162,712.3818	7,368,184	7,839.3400	1,966,116	2,076.0920	134,018,220	172,627.8138
Subscriptions - Limited Partners	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(24,543,188)	(31,771.0660)	(1,109,847)	(1,184.8320)	(37,056)	(39.0870)	(25,690,091)	(32,994.9850)
Net income (loss)	(1,691,092)	-	(43,573)	-	19,531	-	(1,715,134)	-

Partners’ Capital, December 31, 2019	98,542,340	131,060.4968	6,214,764	6,654.5080	1,451,495	1,530.8980	106,208,599	139,245.9028
Redemptions - General Partner	-	-	-	-	(300,000)	(325.3940)	(300,000)	(325.3940)
Redemptions - Limited Partners	(26,476,389)	(37,473.6290)	(741,074)	(829.6260)	(75,779)	(83.3770)	(27,293,242)	(38,386.6320)
Net income (loss)	(4,665,462)	-	(223,602)	-	(41,159)	-	(4,930,223)	-

Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768

Net asset value per Redeemable Unit:

	Class A	Class D	Class Z
2018:	$766.28	$939.90	$947.03

2019:	$751.88	$933.92	$948.13

2020:	$720.19	$901.32	$921.96

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

1.	Organization:

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

  Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below), FORT Contrarian Master (as defined below) and AE Capital Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

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

  As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that effective July 1, 2020 and through December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month, which differed from the Class D Redeemable Units monthly ongoing selling agent fee of 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

  As of December 31, 2020, all trading decisions are made for the Partnership by Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, AE Capital, Cambridge, ISAM, Mesirow and SECOR. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

  ISAM SM directly trades, and ISAM directly traded, the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. Effective January 19, 2018 and through December 31, 2020, FORT directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program. The General Partner and FORT had agreed that FORT would trade the Partnership’s assets allocated to FORT at a level that is up to 1.25 times the assets allocated. Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. Effective November 1, 2020, Episteme directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program.

  The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. Prior to the Partnership’s respective full redemptions effective December 31, 2020, CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) had each entered into futures brokerage account agreements with MS&Co. Reference herein to the “Funds” may include, as relevant, ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Cambridge Master and SECOR Master.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

  Prior to their respective terminations, Cambridge Master and SECOR Master had each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Cambridge Master and SECOR Master, Mesirow/Cambridge and SECOR were all parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2020, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

d.

Partnership’s Investment in the Funds. Prior the Partnership’s full redemptions, the Partnership carried its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

e.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are (or in the case of the Funds, were) held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership does not, and the Funds did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $975,389 (cost of $972,589) and $(36,976) (proceeds of $37,204) as of December 31, 2020 and 2019, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) 1% of the partners’ contributions to the Partnership or (ii) $25,000. Effective July 1, 2020, the Partnership pays the General Partner a monthly fee equal to 1/12 of 0.875% (0.875% per year) of month-end net assets of the Partnership. Prior to July 1, 2020, the Partnership paid the General Partner a monthly fee equal to 1/12 of 1% (1% per year) of month-end net assets of the Partnership. Month-end net assets, for purposes of calculating the General Partner fee, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month. The General Partner fee is allocated proportionately to each Class based on the net asset value of the respective Class.

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

Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets of the Partnership allocated to Episteme. The Partnership pays to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT’s Global Trend Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM/ ISAM. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on the account leverage, of month-end net assets of the Partnership allocated to Millburn. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to its termination effective December 31, 2020, ADG received a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. Prior to its termination effective December 31, 2020, Aquantum received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital.

In addition, effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. The Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to the Partnership’s full redemption out of FORT Contrarian Master effective December 31, 2020, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Prior to its termination effective December 31, 2020, ADG was eligible to receive an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. Prior to its termination effective December 31, 2020, Aquantum was eligible to receive an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to its termination effective June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to its termination effective April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional trading advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets previously not held in the Funds’ accounts at MS&Co. and JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2020 and 2019, the amount of cash held by the Partnership for margin requirements was $13,791,629 and $9,262,539, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

d.	Selling Agreement:

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement and effective July 1, 2020 through December 31, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1.00% per year of adjusted month-end net assets for Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of adjusted month-end net assets for Class A Redeemable Units. The Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, for the Class, prior to the reduction of the current month’s ongoing selling agent fee, incentive fee accrual, management fee, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

e.	Harbor Selling Agreement:

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective July 1, 2020 through December 31, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. The Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership.

4.	Trading Activities:

  The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership had also invested certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

  The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) and foreign exchange brokerage account agreements give the Partnership, and gave the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership nets, and the Funds netted, for financial

Ceres Tactical Systematic L.P.

Notes to Financial Statements

reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

  All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were 4,379 and 4,685, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were 326 and 232, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2020 and 2019 were $196,255,522 and $144,939,540, respectively.

  Trading and transaction fees are based on the number of trades executed by the Advisors and were also based on the Partnership’s respective percentage ownership of each Fund.

  All clearing fees paid to MS&Co. for the Partnership’s direct trading are borne directly by the Partnership. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership.

  The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2020 and 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,551,366	$(1,232,532)	$2,318,834	$-	$-	$2,318,834
Forwards	1,174,624	(865,929)	308,695	-	-	308,695

Total assets	$4,725,990	$(2,098,461)	$2,627,529	$-	$-	$2,627,529

Liabilities
Futures	$(1,232,532)	$1,232,532	$-	$-	$-	$-
Forwards	(865,929)	865,929	-	-	-	-

Total liabilities	$(2,098,461)	$2,098,461	$-	$-	$-	$-

Net fair value						$2,627,529	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,277,600	$(669,025)	$608,575	$-	$-	$608,575
Forwards	494,931	(494,931)	-	-	-	-

Total assets	$1,772,531	$(1,163,956)	$608,575	$-	$-	$608,575

Liabilities
Futures	$(669,025)	$669,025	$-	$-	$-	$-
Forwards	(687,069)	494,931	(192,138)	-	192,138	-

Total liabilities	$(1,356,094)	$1,163,956	$(192,138)	$-	$192,138	$-

Net fair value						$608,575	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2020 and 2019, respectively.

	December 31,
	2020
Assets
Futures Contracts
Currencies	$41,593
Energy	1,055,787
Grains	967,653
Indices	371,999
Interest Rates U.S.	59,289
Interest Rates Non-U.S.	234,407
Metals	446,812
Softs	373,826

Total unrealized appreciation on open futures contracts	3,551,366

Liabilities
Futures Contracts
Currencies	(205,285)
Energy	(335,738)
Grains	(20,107)
Indices	(143,214)
Interest Rates U.S.	(6,297)
Interest Rates Non-U.S.	(378,176)
Livestock	(4,960)
Metals	(107,736)
Softs	(31,019)

Total unrealized depreciation on open futures contracts	(1,232,532)

Net unrealized appreciation on open futures contracts	$2,318,834	*

Assets
Forward Contracts
Currencies	$774,221
Metals	400,403

Total unrealized appreciation on open forward contracts	1,174,624

Liabilities
Forward Contracts
Currencies	(727,131)
Metals	(138,798)

Total unrealized depreciation on open forward contracts	(865,929)

Net unrealized appreciation on open forward contracts	$308,695	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

    The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2020, 2019 and 2018, respectively.

Sector	2020		2019		2018
Currencies	$(882,066)		$(1,031,337)		$(2,332,511)
Energy	1,918,213		(1,726,062)		2,703,797
Grains	2,475,299		(459,979)		(825,218)
Indices	(6,408,863)		(122,163)		(3,649,681)
Interest Rates U.S.	821,085		651,819		265,234
Interest Rates Non-U.S.	1,546,319		4,768,246		(129,912)
Livestock	63,833		(622,434)		(203,587)
Metals	1,946,232		(164,506)		(1,151,776)
Softs	(1,016,353)		(704,042)		(92,791)

Total	$463,699	***	$589,542	***	$(5,416,445)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

    The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2020 and 2019, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,551,366	$3,551,366	$-	$-
Forwards	1,174,624	-	1,174,624	-

Total Assets	$4,725,990	$3,551,366	$1,174,624	$-

Liabilities
Futures	$1,232,532	$1,232,532	$-	$-
Forwards	865,929	-	865,929	-

Total Liabilities	$2,098,461	$1,232,532	$865,929	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,277,600	$1,277,600	$-	$-
Forwards	494,931	-	494,931	-

Total Assets	$1,772,531	$1,277,600	$494,931	$-

Liabilities
Futures	$669,025	$669,025	$-	$-
Forwards	687,069	-	687,069	-

Total Liabilities	$1,356,094	$669,025	$687,069	$-

6.	Investment in the Funds:

On January 12, 2018, a portion of the assets allocated to FORT for trading were invested in FORT Contrarian Master, a limited liability company organized under the limited liability company laws of the State of Delaware. FORT Contrarian Master permitted accounts managed by FORT using its Global Contrarian Trading Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FORT Contrarian Master on December 31, 2020.

On February 1, 2019, the assets allocated to ADG for trading were invested in ADG Master, a limited liability company organized under the limited liability company laws of the State of Delaware. ADG Master permitted accounts managed by ADG using its Systematic Macro Strategy, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in ADG Master on December 31, 2020.

On June 1, 2019, the assets allocated to Aquantum for trading were invested in Aquantum Master, a limited liability company organized under the limited liability company laws of the State of Delaware. Aquantum Master permitted accounts managed by Aquantum using its Aquantum Commodity Spread (ACS) Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Aquantum Master on December 31, 2020.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

On February 1, 2018, the assets allocated to AE Capital for trading were invested in AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware. AE Capital Master permitted accounts managed by AE Capital using its AE Systematic FX Fund Program, a proprietary, systematic trading system, to invest together in one trading vehicle. Effective April 3, 2019, the General Partner terminated AE Capital as an Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and were credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership fully redeemed its investment in AE Capital Master on April 30, 2019.

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2020.

The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds’ trading of futures, forward and option contracts, as applicable, on commodities was also done primarily on U.S. and foreign commodity exchanges. The Partnership engages, and the Funds engaged, in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdrew all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner/member elected to redeem and informed the Funds. However, a limited partner/member had the right to request a withdrawal as of the end of any day if such request was received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. Clearing fees were borne by the Funds and allocated to the Funds’ limited partners/non-managing members, including the Partnership. Clearing fees are also borne by the Partnership directly. Professional fees were borne by the Funds and allocated to the Partnership, and are also charged directly at the Partnership level.

As of December 31, 2019, the Partnership owned approximately 65.9% of ADG Master, 56.9% of Aquantum Master and 10.9% of FORT Contrarian Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds were approximately the same as they would have been had the Partnership traded directly and the redemption rights were not affected.

Summarized information reflecting the total assets, liabilities and members’ capital of the Funds is shown in the following table.

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

	For the year ended December 31, 2020
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
ADG Master	$(25,378)	$(3,901,352)	$(3,926,730)
Aquantum Master	(404,975)	1,636,543	1,231,568
FORT Contrarian Master	49,319	(1,394,605)	(1,345,286)

	For the year ended December 31, 2019
	Net Investment	Total Trading
	Income (Loss)	Results	Net Income (Loss)
ADG Master (a)	$465,783	$179,092	$644,875
AE Capital Master (b)	71,739	(890,810)	(819,071)
Aquantum Master (c)	(121,296)	(4,828,049)	(4,949,345)
Cambridge Master (d)	71,028	(1,169,131)	(1,098,103)
FORT Contrarian Master	2,602,136	34,257,304	36,859,440
SECOR Master (e)	(84,266)	2,719,987	2,635,721

(a)	From February 1, 2019, commencement of operations for ADG Master, through December 31, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(c)	From June 1, 2019, commencement of operations for Aquantum Master, through December 31, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date Cambridge Master terminated operations.

(e)	From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables.

	December 31, 2020		For the year ended December 31, 2020
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master	0.00%	$-	$(2,394,371)	$30,433	$38,290	$(2,463,094)	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	935,609	230,114	36,116	669,379	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	(83,278)	17,713	4,405	(105,396)	Commodity Portfolio	Monthly

Total		$-	$(1,542,040)	$278,260	$78,811	$(1,899,111)

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
ADG Master (a)	27.27%	$28,958,000	$478,045	$39,263	$44,112	$394,670	Commodity Portfolio	Monthly
AE Capital Master (b)	0.00%	-	(503,135)	30,394	26,381	(559,910)	Commodity Portfolio	Monthly
Aquantum Master (c)	19.06%	20,243,474	(2,213,977)	254,979	34,789	(2,503,745)	Commodity Portfolio	Monthly
Cambridge Master (d)	0.00%	-	(1,069,568)	13,782	14,753	(1,098,103)	Commodity Portfolio	Monthly
FORT Contrarian Master	13.42%	14,258,248	4,848,984	60,441	8,613	4,779,930	Commodity Portfolio	Monthly
SECOR Master (e)	0.00%	-	2,071,703	269,386	20,096	1,782,221	Commodity Portfolio	Monthly

Total		$63,459,722	$3,612,052	$668,245	$148,744	$2,795,063

(a)	From February 1, 2019, the date the Partnership invested into ADG Master, through December 31, 2019.

(b)	From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(c)	From June 1, 2019, the date the Partnership invested into Aquantum Master, through December 31, 2019.

(d)	From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Cambridge Master.

(e)	From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

8.    Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020			2019			2018
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z

Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(1.33)	$(1.70)	$(1.38)	$14.46	$17.41	$17.50	$(24.12)	$(29.68)	$(30.29)
Net investment loss	(30.36)	(30.90)	(24.79)	(28.86)	(23.39)	(16.40)	(35.23)	(30.42)	(22.68)

Increase (decrease) for the year	(31.69)	(32.60)	(26.17)	(14.40)	(5.98)	1.10	(59.35)	(60.10)	(52.97)
Net asset value per Redeemable Unit, beginning of year	751.88	933.92	948.13	766.28	939.90	947.03	825.63	1,000.00	1,000.00

Net asset value per Redeemable Unit, end of year	$720.19	$901.32	$921.96	$751.88	$933.92	$948.13	$766.28	$939.90	$947.03

	2020			2019			2018
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.3)%	(3.5)%	(2.8)%	(3.8)%	(2.5)%	(1.7)%	(4.4)%	(3.2)%	(2.4)%

Operating expenses	4.6%	3.7%	3.0%	5.3%	4.0%	3.3%	5.3%	4.1%	3.2%
Incentive fees	0.1%	0.1%	0.1%	0.4%	0.3%	0.3%	0.8%	0.8%	0.8%

Total expenses	4.7%	3.8%	3.1%	5.7%	4.3%	3.6%	6.1%	4.9%	4.0%

Total return:
Total return before incentive fees	(4.1)%	(3.4)%	(2.6)%	(1.5)%	(0.3)%	0.5%	(6.4)%	(5.3)%	(4.6)%
Incentive fees	(0.1)%	(0.1)%	(0.2)%	(0.4)%	(0.3)%	(0.4)%	(0.8)%	(0.7)%	(0.7)%

Total return after incentive fees	(4.2)%	(3.5)%	(2.8)%	(1.9)%	(0.6)%	0.1%	(7.2)%	(6.0)%	(5.3)%

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

9.    Financial Instrument Risks:

In the normal course of business, the Partnership is, and the Funds were, parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.4% to 40.9% of the Partnership’s/Funds’ contracts are traded OTC.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

Futures Contracts. The Partnership trades, and the Funds traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and (prior to the Partnership’s redemptions from the Funds) the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership records, and the Funds recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership and the Funds are (or were with respect to the Funds) cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership (and may have been made or received by the Funds) each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Funds recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is, and the Funds were, exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is (or was with respect to the Funds) typically limited to the amounts recognized in the Statements of Financial Condition and is (was) not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is (or was with respect to the Funds) reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership, and permitted the Funds, to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has, and the Funds had, credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are (or were with respect to the Funds) counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Cambridge Master and SECOR Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is (or was with respect to the Funds) reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is or was an exchange or clearing organization.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

The General Partner/Trading Manager monitors and attempts (or with respect to the Funds, monitored and attempted) to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes (or with respect to the Funds, believed) that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may or may have been subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be or have been held to maturity.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

In the ordinary course of business, the Partnership/Funds enter (or with respect to the Funds, entered) into contracts and agreements that contain various representations and warranties and which provide or provided general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager consider the risk of any future obligation relating to these indemnifications to be remote.

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

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents (or presented with respect to the Funds) material uncertainty and risk with respect to the Partnership’s/Funds’ investments and operations.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

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

Effective January 1, 2021, DCM Systematic Advisors SA (“DCM”) directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM agreed that DCM would trade the initial allocation as though 2 times the amount of assets had been allocated to DCM.

Also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Harbor was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2020 and 2019 are summarized below:

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Total investment income	$13,130	$17,374	$21,756	$272,290
Total expenses	(832,556)	(801,091)	(1,091,261)	(1,319,069)
Total trading results	4,045,661	1,121,762	(3,470,258)	(2,907,961)

Net income (loss)	$3,226,235	$338,045	$(4,539,763)	$(3,954,740)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$29.87	$2.25	$(34.96)	$(28.85)

Class D	$37.92	$3.36	$(40.86)	$(33.02)

Class Z	$40.46	$5.08	$(39.92)	$(31.79)

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$415,540	$560,069	$633,846	$699,987
Total expenses	(1,259,437)	(1,751,313)	(1,606,995)	(2,148,487)
Total trading results	(2,435,554)	(430,649)	2,193,807	3,414,052

Net income (loss)	$(3,279,451)	$(1,621,893)	$1,220,658	$1,965,552

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(22.17)	$(11.18)	$7.42	$11.53

Class D	$(24.51)	$(10.79)	$12.18	$17.14

Class Z	$(23.06)	$(9.07)	$14.14	$19.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership’s investments. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Effective January 1, 2021, DCM Systematic Advisors SA (“DCM”) directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM agreed that DCM would trade the initial allocation as though 2 times the amount of assets had been allocated to DCM.

Also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

And also effective January 1, 2021, the ongoing selling agent fee paid by the Partnership to Harbor was reduced for Class A Redeemable Unit holders from an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 0.75% of the adjusted net assets of Class A Redeemable Units.

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

Patrick T. Egan, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 49, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 53, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 62, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. Effective July 1, 2020, the General Partner fees paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12 of 1.00% of the adjusted month-end net assets to a monthly rate of 1/12 of 0.875% of the adjusted month-end net assets.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2021, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2020:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	983.4910	87.65%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490 Redeemable Units

* No one principal owns more than 1% of the Redeemable Units.

(c) Changes in control. None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years ended December 31, 2020 and 2019 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020    $158,739

2019    $224,937

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2020 and 2019 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2020 and 2019.

Condensed Schedules of Investments at December 31, 2020 and 2019.

Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018.

Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018.

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

(a)

Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner, and Morgan Stanley Wealth Management (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

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

(a)

Amendment to the Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. and Harbor Investment Advisory LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 8, 2020 and incorporated herein by reference).

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

10.38	Institutional Account Agreement between Willowbridge Master and JPMorgan (filed as Exhibit 11.20 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.39	Management Agreement among the Partnership, the General Partner, and ADG (filed as Exhibit 10.1 to the Current Report on Form 8- K filed on February 6, 2019 and incorporated herein by reference).

(a)

Amendment to the Management Agreement among the Partnership, the General Partner, and ADG, effective January 1, 2020 (filed as Exhibit 10.39(a) to the Annual Report on Form 10-K filed on March 26, 2020 and incorporated herein by reference).

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.41	Management Agreement among the Partnership, the General Partner, and Millburn (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2020 and incorporated herein by reference).

10.42	Management Agreement among the Partnership, the General Partner, and Episteme (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2020 and incorporated herein by reference).

99.1	Financial Statements of CMF ADG Master Fund LLC.

99.2	Financial Statements of CMF Aquantum Master Fund LLC.

99.3	Financial Statements of CMF FORT Contrarian Master Fund LLC.

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

CERES TACTICAL SYSTEMATIC L.P.
By:	Ceres Managed Futures LLC (General Partner)
By:	/s/ Patrick T. Egan Patrick T. Egan President and Director Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 25, 2021	Date: March 25, 2021

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 25, 2021
Date: March 25, 2021

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities

Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.