Form 10-Q
period 2021-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2021-05-12
CIK 1209709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes       No  X

As of April 30, 2021, 84,536.1718 Limited Partnership Class A Redeemable Units were outstanding, 5,764.8820 Limited Partnership Class D Redeemable Units were outstanding, and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Systematic L.P.

Statements of Financial Condition

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Redemptions receivable from the Funds (1)	$-	$16,694,562

Equity in trading account:
Unrestricted cash	54,896,844	44,736,879
Restricted cash	16,710,416	13,791,629
Net unrealized appreciation on open futures contracts	1,897,488	2,318,834
Net unrealized appreciation on open forward contracts	455,008	308,695

Total equity in trading account	73,959,756	61,156,037

Interest receivable	975	3,963

Total assets	$73,960,731	$77,854,562

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$45,540	$62,628
Management fees	49,839	58,925
Incentive fees	570,288	99,425
General Partner fees	53,749	56,549
Professional fees	202,212	238,652
Redemptions payable to General Partner	175,000	300,000
Redemptions payable to Limited Partners	2,038,440	3,353,249

Total liabilities	3,135,068	4,169,428

Partners’ Capital:
General Partner, Class Z, 802.3520 and 983.4910 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	775,165	906,740
Limited Partners, Class A, 85,604.4518 and 93,586.8678 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	64,482,005	67,400,489
Limited Partners, Class D, 5,764.8820 and 5,824.8820 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively	5,434,555	5,250,088
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at March 31, 2021 and December 31, 2020	133,938	127,817

Total partners’ capital (net asset value)	70,825,663	73,685,134

Total liabilities and partners’ capital	$73,960,731	$77,854,562

Net asset value per Redeemable Unit:

Class A	$753.26	$720.19

Class D	$942.70	$901.32

Class Z	$966.11	$921.96

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	59	$(38,046)	(0.05)%
Energy	439	741,483	1.05
Grains	407	229,913	0.32
Indices	379	(614,483)	(0.87)
Interest Rates U.S.	548	(438,161)	(0.62)
Interest Rates Non-U.S.	1,895	(79,703)	(0.11)
Livestock	38	61,998	0.09
Metals	133	(143,990)	(0.21)
Softs	158	(311,283)	(0.44)

Total futures contracts purchased		(592,272)	(0.84)

Futures Contracts Sold
Currencies	183	81,707	0.12
Energy	439	1,088,527	1.54
Grains	80	(46,293)	(0.07)
Indices	297	1,173,425	1.66
Interest Rates U.S.	3	2,945	0.00 *
Interest Rates Non-U.S.	1,064	(41,176)	(0.06)
Livestock	3	(1,540)	(0.00) *
Metals	55	198,455	0.28
Softs	36	33,710	0.05

Total futures contracts sold		2,489,760	3.52

Net unrealized appreciation on open futures contracts		$1,897,488	2.68%

Unrealized Appreciation on Open Forward Contracts
Currencies	$136,794,088	$2,403,633	3.39%
Metals	135	372,873	0.53

Total unrealized appreciation on open forward contracts		2,776,506	3.92

Unrealized Depreciation on Open Forward Contracts
Currencies	$126,472,262	(2,005,565)	(2.83)
Metals	120	(315,933)	(0.45)

Total unrealized depreciation on open forward contracts		(2,321,498)	(3.28)

Net unrealized appreciation on open forward contracts		$455,008	0.64%

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

Ceres Tactical Systematic L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income	$6,329	$156,318
Interest income allocated from the Funds	-	115,972

Total investment income	6,329	272,290

Expenses:
Expenses allocated from the Funds	-	149,546
Clearing fees related to direct investments	105,319	89,561
Ongoing selling agent fees	136,031	490,744
General Partner fees	160,462	257,613
Management fees	150,308	231,151
Incentive fees	570,288	-
Professional fees	98,047	100,454

Total expenses	1,220,455	1,319,069

Net investment loss	(1,214,126)	(1,046,779)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	4,726,641	(4,775,870)
Net realized gains (losses) on closed contracts allocated from the Funds	-	(2,757,403)
Net change in unrealized gains (losses) on open contracts	(293,698)	2,054,596
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	2,570,716

Total trading results	4,432,943	(2,907,961)

Net income (loss)	$3,218,817	$(3,954,740)

Net income (loss) per Redeemable Unit*:
Class A	$33.07	$(28.85)

Class D	$41.38	$(33.02)

Class Z	$44.15	$(31.79)

Weighted average Redeemable Units outstanding:
Class A	91,004.7778	129,065.9315

Class D	5,824.8820	6,637.5080

Class Z	1,122.1270	1,530.8980

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(4,199,600)	(5,677.8900)	(429,712)	(476.0780)	-	-	(4,629,312)	(6,153.9680)
Net income (loss)	(3,687,191)	-	(218,877)	-	(48,672)	-	(3,954,740)	-

Partners’ Capital, March 31, 2020	$90,655,549	125,382.6068	$5,566,175	6,178.4300	$1,402,823	1,530.8980	$97,624,547	133,091.9348

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$ 73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(5,846,726)	(7,982.4160)	(56,562)	(60.0000)	-	-	(5,903,288)	(8,042.4160)
Net income (loss)	2,928,242	-	241,029	-	49,546	-	3,218,817	-

Partners’ Capital, March 31, 2021	$64,482,005	85,604.4518	$5,434,555	5,764.8820	$909,103	940.9880	$ 70,825,663	92,310.3218

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. During the periods covered by this report and prior to the Partnership’s redemption from the Funds (as defined below), the General Partner also acted as the trading manager (the “Trading Manager”) of ADG Master (as defined below), Aquantum Master (as defined below) and FORT Contrarian Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that they are subject to different monthly ongoing selling agent fees. Effective January 1, 2021, Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. From July 1, 2020 through December 31, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 1.00% (a 1.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

As of March 31, 2021, all trading decisions are made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG and Aquantum. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.

ISAM SM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme. FORT directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program. The General Partner and FORT have agreed that FORT will trade the Partnership’s assets allocated to FORT at a level that is 1.25 times the amount of assets allocated. Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 2 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.5 times the amount of assets allocated.

The Partnership entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. Prior to the Partnership’s respective full redemptions effective December 31, 2020, CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) had each entered into futures brokerage account agreements with MS&Co. Reference herein to the “Funds” may include, as relevant, ADG Master, Aquantum Master and FORT Contrarian Master. The Partnership pays (or paid with respect to the Funds) MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds.

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement and effective January 1, 2021, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of adjusted month-end net assets for Class A Redeemable Units. From July 1, 2020 through December 31, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 1.00% per year of adjusted month-end net assets for Class A Redeemable Units. Prior to July 1, 2020, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of adjusted month-end net assets for Class A Redeemable Units. The Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The Partnership has entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”) and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2021 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year periods. Pursuant to the Harbor Selling Agreement and effective January 1, 2021, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. From July 1, 2020 through December 31, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. The Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2021 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2021 and 2020. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2021 and 2020, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment in the Funds. Prior the Partnership’s full redemptions, the Partnership carried its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Partnership’s/Funds’ Derivative Investments. All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are (or in the case of the Funds, were) held for trading purposes. The commodity interests are recorded on the trade date, and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are (or in the case of the Funds, were) included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are (or in the case of the Funds, were) included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership does not, and the Funds did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are (or in the case of the Funds, were) included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2021 and December 31, 2020, the amount of cash held for margin requirements was $16,710,416 and $13,791,629, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $724,192 (cost of $740,057) and $975,389 (cost of $972,589) as of March 31, 2021 and December 31, 2020, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$45.26	$56.65	$58.01	$(21.14)	$(26.32)	$(26.74)
Net investment loss	(12.19)	(15.27)	(13.86)	(7.71)	(6.70)	(5.05)

Increase (decrease) for the period	33.07	41.38	44.15	(28.85)	(33.02)	(31.79)
Net asset value per Redeemable Unit, beginning of period	720.19	901.32	921.96	751.88	933.92	948.13

Net asset value per Redeemable Unit, end of period	$753.26	$942.70	$966.11	$723.03	$900.90	$916.34

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.5)%	(4.4)%	(3.6)%	(4.2)%	(3.0)%	(2.2)%

Operating expenses	3.7%	3.7%	2.9%	5.3%	4.0%	3.2%
Incentive fees	0.8%	0.8%	0.8%	-%	-%	-%

Total expenses	4.5%	4.5%	3.7%	5.3%	4.0%	3.2%

Total return:
Total return before incentive fees	5.4%	5.4%	5.6%	(3.8)%	(3.5)%	(3.4)%
Incentive fees	(0.8)%	(0.8)%	(0.8)%	-%	-%	-%

Total return after incentive fees	4.6%	4.6%	4.8%	(3.8)%	(3.5)%	(3.4)%

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

The Partnership’s customer agreement with MS&Co. and the Funds’ futures brokerage account agreements with MS&Co. and foreign exchange brokerage account agreements give the Partnership, and gave the Funds, respectively, the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition. The Partnership nets, and the Funds netted, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in their respective Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were 6,864 and 4,452, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were 323 and 345, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2021 and 2020 were $268,357,647 and $278,309,472, respectively.

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

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020, respectively.

March 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,662,116	$(2,764,628)	$1,897,488	$-	$-	$1,897,488
Forwards	2,776,506	(2,321,498)	455,008	-	-	455,008

Total assets	$7,438,622	$(5,086,126)	$2,352,496	$-	$-	$2,352,496

Liabilities
Futures	$(2,764,628)	$2,764,628	$-	$-	$-	$-
Forwards	(2,321,498)	2,321,498	-	-	-	-

Total liabilities	$(5,086,126)	$5,086,126	$-	$-	$-	$-

Net fair value						$2,352,496	*

December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,551,366	$(1,232,532)	$2,318,834	$-	$-	$2,318,834
Forwards	1,174,624	(865,929)	308,695	-	-	308,695

Total assets	$4,725,990	$(2,098,461)	$2,627,529	$-	$-	$2,627,529

Liabilities
Futures	$(1,232,532)	$1,232,532	$-	$-	$-	$-
Forwards	(865,929)	865,929	-	-	-	-

Total liabilities	$(2,098,461)	$2,098,461	$-	$-	$-	$-

Net fair value						$2,627,529	*

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
Assets
Futures Contracts
Currencies	$104,374
Energy	2,175,090
Grains	439,827
Indices	1,358,206
Interest Rates U.S.	2,945
Interest Rates Non-U.S.	224,567
Livestock	62,783
Metals	257,992
Softs	36,332

Total unrealized appreciation on open futures contracts	4,662,116

Liabilities
Futures Contracts
Currencies	(60,713)
Energy	(345,080)
Grains	(256,207)
Indices	(799,264)
Interest Rates U.S.	(438,161)
Interest Rates Non-U.S.	(345,446)
Livestock	(2,325)
Metals	(203,527)
Softs	(313,905)

Total unrealized depreciation on open futures contracts	(2,764,628)

Net unrealized appreciation on open futures contracts	$1,897,488	*

Assets
Forward Contracts
Currencies	$2,403,633
Metals	372,873

Total unrealized depreciation on open futures contracts	2,776,506

Liabilities
Forward Contracts
Currencies	(2,005,565)
Metals	(315,933)

Total unrealized depreciation on open forward contracts	(2,321,498)

Net unrealized appreciation on open forward contracts	$455,008	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
Sector	2021		2020
Currencies	$237,955		$271,559
Energy	4,805,562		3,636,426
Grains	885,086		253,231
Indices	3,253,130		(9,740,740)
Interest Rates U.S.	(2,958,126)		1,021,695
Interest Rates Non-U.S.	(1,558,125)		1,179,286
Livestock	105,430		460,513
Metals	(311,410)		757,761
Softs	(26,559)		(561,005)

Total	$4,432,943	***	$(2,721,274)	***

***  This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2021 and December 31, 2020 and for the periods ended March 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,662,116	$4,662,116	$-	$-
Forwards	2,776,506	-	2,776,506	-

Total Assets	$7,438,622	$4,662,116	$2,776,506	$-

Liabilities
Futures	$2,764,628	$2,764,628	$-	$-
Forwards	2,321,498	-	2,321,498	-

Total Liabilities	$5,086,126	$2,764,628	$2,321,498	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,551,366	$3,551,366	$-	$-
Forwards	1,174,624	-	1,174,624	-

Total Assets	$4,725,990	$3,551,366	$1,174,624	$-

Liabilities
Futures	$1,232,532	$1,232,532	$-	$-
Forwards	865,929	-	865,929	-

Total Liabilities	$2,098,461	$1,232,532	$865,929	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2021.

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

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

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

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the three months ended March 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$43,488	$(2,207,105)	$(2,163,617)
Aquantum Master	(136,229)	2,944,697	2,808,468
FORT Contrarian Master	168,677	(5,653,909)	(5,485,232)

Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following table:

	December 31, 2020		For the three months ended March 31, 2020
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted

ADG Master	0.00%	$-	$(1,337,317)	$13,667	$10,358	$(1,361,342)	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	1,570,524	106,884	8,788	1,454,852	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	(303,922)	8,888	961	(313,771)	Commodity Portfolio	Monthly

Total		$-	$(70,715)	$129,439	$20,107	$(220,261)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership is, and the Funds were, parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.0% to 28.7% of the Partnership’s contracts are traded OTC.

Ceres Tactical Systematic L.P.

Notes to Financial Statements

(Unaudited)

Futures Contracts. The Partnership trades, and the Funds traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and (prior to the Partnership’s redemptions from the Funds) the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership records, and the Funds recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are (or were with respect to the Funds) included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership agrees, and the Funds agreed to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and previously the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is (or were with respect to the Funds) included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are (or were with respect to the Funds) included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership and the Funds are (or were with respect to the Funds) cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership (and may have been made or received by the Funds) each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records, and the Funds recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are (or were with respect to the Funds) included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) redemptions receivable from the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2021.

The Partnership’s/Funds’ investment in futures, forwards and options may or could have been, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or prevented the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership and/or prevented the Funds from trading in potentially profitable markets or prevent the Partnership and/or prevented the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

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

For the three months ended March 31, 2021, the Partnership’s capital decreased 3.9% from $73,685,134 to $70,825,663. This decrease was attributable to redemptions of 7,982.4160 Class A limited partner Redeemable Units totaling $5,846,726, redemptions of 60.0000 Class D limited partner Redeemable Units totaling $56,562 and redemptions of 181.1390 Class Z General Partner Redeemable Units totaling $175,000, which was partially offset by a net income of $3,218,817. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records, and the Funds recorded, all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 4.6% from $720.19 to $753.26 as compared to a decrease of 3.8% in the same period of 2020. During the Partnership’s first quarter of 2021, the Partnership’s net asset value per Class D Redeemable Unit increased 4.6% from $901.32 to $942.70 as compared to a decrease of 3.5% in the same period of 2020. During the Partnership’s first quarter of 2021, the Partnership’s net asset value per Class Z Redeemable Unit increased 4.8% from $921.96 to $966.11 as compared to a decrease of 3.4% in the same period of 2020. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $4,432,943. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices and livestock and were partially offset by losses in U.S. interest rates, non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $2,907,961. Losses were primarily attributable to the Partnership’s/Funds’ trading in indices, non-U.S. interest rates and softs and were partially offset by gains in currencies, energy, grains, U.S. interest rates, livestock and metals.

During the first quarter, the most significant gains were achieved within the energy markets during February and March from long positions in Brent crude oil futures as prices rallied amid an outlook for growing global energy demand. Within the global stock index sector, gains were recorded during February and March from long positions in U.S., Asian and European equity index futures as continued investor appetites for risk assets boosted global stock prices. Further gains were achieved within the agricultural complex during January and February from long positions in grains futures as adverse weather in key growing regions in South America threatened crops, pushing prices higher. Additional gains in the commodity sector were recorded during February from long positions in cotton and coffee futures as prices advanced on strong consumer demand. Within the currencies, gains were experienced primarily during March from short positions in the euro as the value of the European currency declined amid growing COVID-19 cases in the region. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the global interest rate sector during February and March from long positions in U.S. and Canadian fixed income futures as a growing expectation of inflationary pressures pushed bond yields higher. Losses were also recorded during January and March in the metals markets primarily due to long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase not only the risks involved in commodity trading, but also the possibility of profit. The profitability of the Partnership depends, and the profitability of the Funds depended, on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, changes in interest rates, pandemics, epidemics and other public health crises. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended March 31, 2021 decreased by $265,961 as compared to the corresponding period in 2020. The decrease in interest income was primarily due to lower average daily equity as well as lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2021 as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2021 increased by $15,758 as compared to the corresponding period in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2021 decreased by $354,713 as compared to the corresponding period in 2020. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2021 as compared to the corresponding period in 2020, as well as a reduction in the ongoing selling agent fee rate for Class A Redeemable Units from 1/12 of 2.00% to 1/12 of 1.00% effective July 1, 2020 and from 1/12 of 1.00% to 1/12 of 0.75% effective January 1, 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2021 decreased by $97,151 as compared to the corresponding period in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2021 decreased by $80,843 as compared to the corresponding period in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2021 and 2020 resulted in incentive fees of $570,288 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2021 and December 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2021		March 31, 2021 (percentage of Partners’ Capital)	December 31, 2020		December 31, 2020 (percentage of Partners’ Capital)
DCM	$15,767,700		22%	$-		0%
Episteme	$20,235,982		29%	$18,344,062		25%
FORT	$12,366,466	*	17%	$18,484,707	*	25%
ISAM SM	$12,557,194		18%	$15,166,982		20%
Millburn	$9,898,321		14%	$8,693,650		12%
Unallocated	$-		0%	$12,995,733		18%

*	Entire amount is allocated to FORT for direct trading.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is a speculative commodity pool. The market sensitive instruments held by the Partnership are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which they trade.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of their future results.

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

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Values at Risk or by the Partnership’s attempt to manage its market risk.

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. DCM, Episteme, ISAM SM, Millburn and FORT each directly trade managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of March 31, 2021 and December 31, 2020. The Partnership held no investment in Funds as of December 31, 2020. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of March 31, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended March 31, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2021, the Partnership’s total capitalization was $70,825,663.

	March 31, 2021
			Three Months Ended March 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,862,905	6.87%	$5,179,440	$3,041,950	$4,251,709
Energy	3,049,697	4.31	3,477,833	1,731,294	2,938,978
Grains	738,263	1.04	850,121	378,075	564,764
Indices	2,597,513	3.67	6,329,410	2,180,668	4,108,709
Interest Rates U.S.	867,818	1.23	1,507,882	362,708	924,452
Interest Rates Non-U.S.	2,520,299	3.56	3,504,496	1,498,801	2,755,401
Livestock	81,180	0.11	81,180	8,250	45,008
Metals	1,518,229	2.14	1,940,875	641,078	1,470,566
Softs	415,335	0.59	563,179	415,335	502,418

Total	$16,651,239	23.52%

*	Average of daily Values at Risk.

As of December 31, 2020, the Partnership’s total capitalization was $73,685,134.

	December 31, 2020
			Twelve Months Ended December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,041,939	4.13%	$9,404,341	$853,157	$3,095,632
Energy	1,835,859	2.49	2,011,876	285,278	835,218
Grains	495,617	0.67	679,437	155,660	340,335
Indices	2,735,563	3.71	3,255,908	387,162	1,574,058
Interest Rates U.S.	655,356	0.89	995,963	47,630	451,257
Interest Rates Non-U.S.	2,568,180	3.49	2,731,962	486,831	1,445,262
Livestock	13,365	0.02	183,425	13,365	116,623
Metals	1,674,575	2.27	1,674,575	479,059	921,183
Softs	509,656	0.69	584,300	136,136	322,885

Total	$13,530,110	18.36%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

January 1, 2021 - January 31, 2021	2,394.9220	$700.27	N/A	N/A	N/A	N/A

February 1, 2021 - February 28, 2021	2,956.4260	$740.00	N/A	N/A	N/A	N/A

March 1, 2021 - March 31, 2021	2,631.0680	$753.26	60.0000	$942.70	N/A	N/A

	7,982.4160	$732.45	60.0000	$942.70

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 12, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 12, 2021

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.