Form 10-Q
period 2021-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2021-08-11
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes

     No
X
As of July 31, 2021, 79,753.7788 Limited Partnership Class A Redeemable Units were outstanding, 4,553.7410 Limited Partnership Class D Redeemable Units were outstanding, and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:

Redemptions receivable from the Funds (1)	$-	$16,694,562

Equity in trading account:
Unrestricted cash	55,160,561	44,736,879
Restricted cash	17,395,592	13,791,629
Net unrealized appreciation on open futures contracts	1,141,883	2,318,834
Net unrealized appreciation on open forward contracts	-	308,695

Total equity in trading account	73,698,036	61,156,037

Interest receivable	946	3,963

Total assets	$73,698,982	$77,854,562

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$228,307	$-
Accrued expenses:
Ongoing selling agent fees	45,301	62,628
Management fees	49,826	58,925
Incentive fees	832,695	99,425
General Partner fees	53,391	56,549
Professional fees	203,058	238,652
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	1,572,568	3,353,249

Total liabilities	2,985,146	4,169,428

Partners’ Capital:
General Partner, Class Z, 802.3520 and 983.4910 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	830,105	906,740
Limited Partners, Class A, 80,923.2918 and 93,586.8678 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	65,151,985	67,400,489
Limited Partners, Class D, 4,553.7410 and 5,824.8820 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively	4,588,315	5,250,088
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at June 30, 2021 and December 31, 2020	143,431	127,817

Total partners’ capital (net asset value)	70,713,836	73,685,134

Total liabilities and partners’ capital	$73,698,982	$77,854,562

Net asset value per Redeemable Unit:
Class A	$805.11	$720.19

Class D	$1,007.59	$901.32

Class Z	$1,034.59	$921.96

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2021
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	22	$(11,151)	(0.01)%
Energy	473	1,385,499	1.96
Grains	64	30,298	0.04
Indices	554	(156,111)	(0.22)
Interest Rates U.S.	763	34,226	0.05
Interest Rates Non-U.S.	1,634	183,607	0.26
Livestock	23	(52,000)	(0.07)
Metals	75	(160,553)	(0.23)
Softs	159	51,874	0.07

Total futures contracts purchased		1,305,689	1.85

Futures Contracts Sold
Currencies	147	272,664	0.38
Energy	62	(91,035)	(0.13)
Grains	140	(183,263)	(0.26)
Indices	282	218,051	0.31
Interest Rates U.S.	61	(9,226)	(0.01)
Interest Rates Non-U.S.	934	(376,786)	(0.54)
Livestock	1	(210)	(0.00) *
Metals	9	4,005	0.01
Softs	47	1,994	0.00 *

Total futures contracts sold		(163,806)	(0.24)

Net unrealized appreciation on open futures contracts		$1,141,883	1.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$142,132,630	$1,856,921	2.63%
Metals	114	320,033	0.45

Total unrealized appreciation on open forward contracts		2,176,954	3.08

Unrealized Depreciation on Open Forward Contracts
Currencies	$153,753,512	(2,098,812)	(2.97)
Metals	101	(306,449)	(0.43)

Total unrealized depreciation on open forward contracts		(2,405,261)	(3.40)

Net unrealized depreciation on open forward contracts		$(228,307)	(0.32)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$1,882	$14,249	$8,211	$170,567
Interest income allocated from the Funds	-	7,507	-	123,479

Total investment income	1,882	21,756	8,211	294,046

Expenses:
Expenses allocated from the Funds	-	98,166	-	247,712
Clearing fees related to direct investments	88,245	27,838	193,564	117,399
Ongoing selling agent fees	138,346	429,155	274,377	919,899
General Partner fees	162,977	225,489	323,439	483,102
Management fees	152,580	203,763	302,888	434,914
Incentive fees	832,695	-	1,402,983	-
Professional fees	86,883	106,850	184,930	207,304

Total expenses	1,461,726	1,091,261	2,682,181	2,410,330

Net investment loss	(1,459,844)	(1,069,505)	(2,673,970)	(2,116,284)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	7,743,582	951,578	12,470,223	(3,824,292)
Net realized gains (losses) on closed contracts allocated from the Funds	-	(237,567)	-	(2,994,970)
Net change in unrealized gains (losses) on open contracts	(1,424,881)	(1,624,907)	(1,718,579)	429,689
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	(2,559,362)	-	11,354

Total trading results	6,318,701	(3,470,258)	10,751,644	(6,378,219)

Net income (loss)	$4,858,857	$(4,539,763)	$8,077,674	$(8,494,503)

Net income (loss) per Redeemable Unit*:
Class A	$51.85	$(34.96)	$84.92	$(63.81)

Class D	$64.89	$(40.86)	$106.27	$(73.88)

Class Z	$68.48	$(39.92)	$112.63	$(71.71)

Weighted average Redeemable Units outstanding:
Class A	84,339.0498	119,545.0188	87,671.9138	124,305.4751

Class D	5,361.1683	6,178.4300	5,593.0252	6,407.9690

Class Z	940.9880	1,502.3373	1,031.5575	1,516.6177

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(13,615,362)	(19,134.7720)	(429,712)	(476.0780)	(38,406)	(42.8410)	(14,083,480)	(19,653.6910)
Net income (loss)	(7,914,222)	-	(471,359)	-	(108,922)	-	(8,494,503)	-

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118

Partners’ Capital, March 31, 2020	$90,655,549	125,382.6068	$5,566,175	6,178.4300	$1,402,823	1,530.8980	$97,624,547	133,091.9348
Redemptions - Limited Partners	(9,415,762)	(13,456.8820)	-	-	(38,406)	(42.8410)	(9,454,168)	(13,499.7230)
Net income (loss)	(4,227,031)	-	(252,482)	-	(60,250)	-	(4,539,763)	-

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(9,593,891)	(12,663.5760)	(1,280,081)	(1,271.1410)	-	-	(10,873,972)	(13,934.7170)
Net income (loss)	7,345,387	-	618,308	-	113,979	-	8,077,674	-

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208

Partners’ Capital, March 31, 2021	$64,482,005	85,604.4518	$5,434,555	5,764.8820	$909,103	940.9880	$70,825,663	92,310.3218
Redemptions - Limited Partners	(3,747,165)	(4,681.1600)	(1,223,519)	(1,211.1410)	-	-	(4,970,684)	(5,892.3010)
Net income (loss)	4,417,145	-	377,279	-	64,433	-	4,858,857	-

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208

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
During the reporting periods ended June 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2021, all trading decisions are made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG and Aquantum. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2021 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2021 and 2020. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
Use of Estimates
. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2021 and 2020, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $17,395,592 and $13,791,629, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $919,188 (cost of $921,014) and $975,389 (cost of $972,589) as of June 30, 2021 and December 31, 2020, respectively.
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
Net Income (Loss) per Redeemable Unit.
Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “
Financial Services-Investment Companies
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$67.62	$85.92	$86.59	$(26.50)	$(33.04)	$(33.63)	$112.75	$142.33	$144.22	$(47.67)	$(59.40)	$(60.38)
Net investment loss	(15.77)	(21.03)	(18.11)	(8.46)	(7.82)	(6.29)	(27.83)	(36.06)	(31.59)	(16.14)	(14.48)	(11.33)

Increase (decrease) for the period	51.85	64.89	68.48	(34.96)	(40.86)	(39.92)	84.92	106.27	112.63	(63.81)	(73.88)	(71.71)
Net asset value per Redeemable Unit, beginning of period	753.26	942.70	966.11	723.03	900.90	916.34	720.19	901.32	921.96	751.88	933.92	948.13

Net asset value per Redeemable Unit, end of period	$805.11	$1,007.59	$1,034.59	$688.07	$860.04	$876.42	$805.11	$1,007.59	$1,034.59	$688.07	$860.04	$876.42

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.7)%	(4.9)%	(3.8)%	(4.9)%	(3.6)%	(2.9)%	(5.5)%	(5.7)%	(4.7)%	(4.5)%	(3.2)%	(2.5)%

Operating expenses	3.5%	3.6%	2.7%	5.0%	3.7%	3.0%	3.6%	3.7%	2.8%	5.2%	3.9%	3.2%
Incentive fees	1.2%	1.3%	1.1%	-%	-%	-%	1.9%	2.1%	1.9%	-%	-%	-%

Total expenses	4.7%	4.9%	3.8%	5.0%	3.7%	3.0%	5.5%	5.8%	4.7%	5.2%	3.9%	3.2%

Total return:
Total return before incentive fees	8.1%	8.2%	8.3%	(4.8)%	(4.5)%	(4.4)%	13.8%	13.9%	14.2%	(8.5)%	(7.9)%	(7.6)%
Incentive fees	(1.2)%	(1.3)%	(1.2)%	-%	-%	-%	(2.0)%	(2.1)%	(2.0)%	-%	-%	-%

Total return after incentive fees	6.9%	6.9%	7.1%	(4.8)%	(4.5)%	(4.4)%	11.8%	11.8%	12.2%	(8.5)%	(7.9)%	(7.6)%

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
“
Balance Sheet
,” have been met.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were 5,894 and 3,419, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were 6,379 and 3,936, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were 315 and 385, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were 319 and 365, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2021 and 2020 were $261,133,085 and $145,852,872, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2021 and 2020 were $264,745,366 and $212,081,172, respectively.
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
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,860,417	$(1,718,534)	$1,141,883	$-	$-	$1,141,883
Forwards	2,176,954	(2,176,954)	-	-	-	-

Total assets	$5,037,371	$(3,895,488)	$1,141,883	$-	$-	$1,141,883

Liabilities
Futures	$(1,718,534)	$1,718,534	$-	$-	$-	$-
Forwards	(2,405,261)	2,176,954	(228,307)	-	228,307	-

Total liabilities	$(4,123,795)	$3,895,488	$(228,307)	$-	$228,307	$-

Net fair value						$1,141,883	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$3,551,366	$(1,232,532)	$2,318,834	$-	$-	$2,318,834
Forwards	1,174,624	(865,929)	308,695	-	-	308,695

Total assets	$4,725,990	$(2,098,461)	$2,627,529	$-	$-	$2,627,529

Liabilities
Futures	$(1,232,532)	$1,232,532	$-	$-	$-	$-
Forwards	(865,929)	865,929	-	-	-	-

Total liabilities	$(2,098,461)	$2,098,461	$-	$-	$-	$-

Net fair value						$2,627,529	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021

Assets
Futures Contracts
Currencies	$277,002
Energy	1,412,384
Grains	70,666
Indices	503,306
Interest Rates U.S.	138,367
Interest Rates Non-U.S.	322,941
Livestock	1,720
Metals	57,330
Softs	76,701

Total unrealized appreciation on open futures contracts	2,860,417

Liabilities
Futures Contracts
Currencies	(15,489)
Energy	(117,920)
Grains	(223,631)
Indices	(441,366)
Interest Rates U.S.	(113,367)
Interest Rates Non-U.S.	(516,120)
Livestock	(53,930)
Metals	(213,878)
Softs	(22,833)

Total unrealized depreciation on open futures contracts	(1,718,534)

Net unrealized appreciation on open futures contracts	$1,141,883	*

Assets
Forward Contracts
Currencies	$1,856,921
Metals	320,033

Total unrealized appreciation on open forward contracts	2,176,954

Liabilities
Forward Contracts
Currencies	(2,098,812)
Metals	(306,449)

Total unrealized depreciation on open forward contracts	(2,405,261)

Net unrealized depreciation on open forward contracts	$(228,307)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2021		2020		2021		2020
Currencies	$(794,396)		$(635,186)		$(556,441)		$(363,627)
Energy	1,848,784		(664,777)		6,654,346		2,971,649
Grains	1,558,000		71,464		2,443,086		323,284
Indices	874,854		458,650		4,127,984		(9,282,090)
Interest Rates U.S.	1,550,601		127,352		(1,407,525)		1,149,047
Interest Rates Non-U.S.	694,999		471,051		(863,126)		1,650,337
Livestock	(111,839)		45,675		(6,409)		506,188
Metals	678,151		(287,443)		366,741		470,318
Softs	19,547		(260,115)		(7,012)		(819,709)

Total	$6,318,701	***	$(673,329)	***	$10,751,644	***	$(3,394,603)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s and the Funds’ Fair Value Measurements
. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2021 and December 31, 2020 and for the periods ended June 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,860,417	$2,860,417	$-	$-
Forwards	2,176,954	-	2,176,954	-

Total Assets	$5,037,371	$2,860,417	$2,176,954	$-

Liabilities
Futures	$1,718,534	$1,718,534	$-	$-
Forwards	2,405,261	-	2,405,261	-

Total Liabilities	$4,123,795	$1,718,534	$2,405,261	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,551,366	$3,551,366	$-	$-
Forwards	1,174,624	-	1,174,624	-

Total Assets	$4,725,990	$3,551,366	$1,174,624	$-

Liabilities
Futures	$1,232,532	$1,232,532	$-	$-
Forwards	865,929	-	865,929	-

Total Liabilities	$2,098,461	$1,232,532	$865,929	$-

6.	Investment in the Funds:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2021.
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
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the three months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(23,060)	$(2,839,669)	$(2,862,729)
Aquantum Master	(144,298)	(2,484,374)	(2,628,672)
FORT Contrarian Master	(29,653)	2,359,829	2,330,176

	For the six months ended June 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$20,428	$(5,046,774)	$(5,026,346)
Aquantum Master	(280,527)	460,323	179,796
FORT Contrarian Master	139,024	(3,294,080)	(3,155,056)
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following table:

Funds	December 31, 2020		For the three months ended June 30, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
ADG Master	0.00%	$-	$(1,672,958)	$6,332	$9,990	$(1,689,280)	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	(1,297,264)	68,577	8,742	(1,374,583)	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	180,800	3,154	1,371	176,275	Commodity Portfolio	Monthly

Total		$-	$(2,789,422)	$78,063	$20,103	$(2,887,588)

Funds	December 31, 2020		For the six months ended June 30, 2020
	% of Partners’ Capital			Expenses		Net Income (Loss)
		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
ADG Master	0.00%	$-	$(3,010,275)	$19,999	$20,348	$(3,050,622)	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	273,260	175,461	17,530	80,269	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	(123,122)	12,042	2,332	(137,496)	Commodity Portfolio	Monthly

Total		$-	$(2,860,137)	$207,502	$40,210	$(3,107,849)

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
I
n the normal course of business, the Partnership is, and the Funds were, parties to financial instruments with off-balance-sheet
risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.3% to 32.0% of the Partnership’s contracts are traded OTC.
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
(Unaudited)

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) redemptions receivable from the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2021.
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
For the six months ended June 30, 2021, the Partnership’s capital decreased 4.0% from $73,685,134 to $70,713,836. This decrease was attributable to redemptions of 12,663.5760 Class A limited partner Redeemable Units totaling $9,593,891, redemptions of 1,271.1410 Class D limited partner Redeemable Units totaling $1,280,081 and redemptions of 181.1390 Class Z General Partner Redeemable Units totaling $175,000, which was partially offset by a net income of $8,077,674. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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
Results of Operations
During the Partnership’s second quarter of 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 6.9% from $753.26 to $805.11 as compared to a decrease of 4.8% in the same period of 2020. During the Partnership’s second quarter of 2021, the Partnership’s net asset value per Class D Redeemable Unit increased 6.9% from $942.70 to $1,007.59 as compared to a decrease of 4.5% in the same period of 2020. During the Partnership’s second quarter of 2021, the Partnership’s net asset value per Class Z Redeemable Unit increased 7.1% from $966.11 to $1,034.59 as compared to a decrease of 4.4% in the same period of 2020. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $6,318,701. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices, U.S. and
non-U.S.
interest rates, metals and softs and were partially offset by losses in currencies and livestock. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $3,470,258. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, energy, grains, livestock, metals and softs and were partially offset by gains in indices and U.S. and
non-U.S.
interest rates.
The most significant gains were achieved within the global fixed income markets during May from short positions in U.S. fixed income futures as prices fell amid speculation the Federal Reserve would increase interest rates sooner than expected. Additional gains were recorded from positions in European fixed income futures during April. Within the energy complex, gains were experienced during April, May, and June from long positions in crude oil futures as signs of tightening global oil supplies and increasing energy demand boosted prices. Further gains within the energies were recorded during June from long positions in natural gas futures. Gains within the global stock index sector were experienced during April and May from long positions in U.S. and European equity index futures as investor momentum buying pushed stock prices higher. Within the metals markets, gains were recorded during April and May from long positions in gold and copper futures as a weakening U.S. dollar buoyed metals prices. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during April from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar fell on signs early in the quarter the Federal Reserve would continue its dovish monetary policies.
During the Partnership’s six months ended June 30, 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 11.8% from $720.19 to $805.11 as compared to a decrease of 8.5% in the same period of 2020. During the Partnership’s six months ended June 30, 2021, the Partnership’s net asset value per Class D Redeemable Unit increased 11.8% from $901.32 to $1,007.59 as compared to a decrease of 7.9% in the same period of 2020. During the Partnership’s six months ended June 30, 2021, the Partnership’s net asset value per Class Z Redeemable Unit increased 12.2% from $921.96 to $1,034.59 as compared to a decrease of 7.6% in the same period of 2020. The Partnership experienced a net trading gain before fees and expenses in the six months of 2021 of $10,751,644. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices and metals and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $6,378,219. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices,
non-U.S.
interest rates and softs and were partially offset by gains in energy, grains, U.S. interest rates, livestock and metals.
The most significant gains were achieved within the energy markets during February and March from long positions in Brent crude oil futures as prices rallied amid an outlook for growing global energy demand. Additional gains in the energies were recorded during April, May, and June from long positions in crude oil futures as signs of tightening global oil supplies and increasing energy demand boosted prices. Within the global stock index sector, gains were recorded during February and March, as well as during April and May, from long positions in U.S., Asian and European equity index futures as continued investor appetites for risk assets boosted global stock prices. Further gains were achieved within the agricultural complex during January and February from long futures positions in the grains as adverse weather in the key growing regions of South America threatened crops, pushing prices higher. Additional gains were recorded in the metals sector primarily during April and May from long positions in gold and copper futures as a weakening U.S. dollar buoyed metals prices. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the global fixed income sector during February and March from long positions in U.S. and Canadian fixed income futures as a growing expectation of inflationary pressures pushed bond yields higher. Losses were also recorded within the currency markets during April from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar fell early in the second quarter on signs the Federal Reserve would continue its dovish monetary policies.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Interest income for the three and six months ended June 30, 2021 decreased by $19,874 and $285,835, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower average daily equity as well as lower
4-week
U.S. Treasury bill discount rates during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. had control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2021 increased by $60,407 and $76,165, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2021 decreased by $290,809 and $645,522, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the ongoing selling agent fee rate for Class A Redeemable Units from 1/12 of 2.00% to 1/12 of 1.00% effective July 1, 2020 and from 1/12 of 1.00% to 1/12 of 0.75% effective January 1, 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2021 decreased by $62,512 and $159,663, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2021 decreased by $51,183 and $132,026, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $832,695 and $1,402,983, respectively. Trading performance for the three and six months ended June 30, 2020 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of June 30, 2021 and March 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2021	June 30, 2021 (percentage of Partners’ Capital)	March 31, 2021	March 31, 2021 (percentage of Partners’ Capital)
DCM	$16,324,900	23%	$15,767,700	22%
Episteme	$20,743,923	29%	$20,235,982	29%
FORT	$10,598,055	15%	$12,366,466	17%
ISAM SM	$13,409,537	19%	$12,557,194	18%
Millburn	$9,637,421	14%	$9,898,321	14%
For additional disclosures about operational and financial risk related to the
COVID-19
outbreak, refer to Part II, Item 5. “
Other Information
.” in this
Form 10-Q.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk
.
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. DCM, Episteme, ISAM SM, Millburn and FORT each directly trade managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of June 30, 2021 and December 31, 2020. The Partnership held no investment in Funds as of December 31, 2020. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of June 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three and six months ended June 30, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of June 30, 2021, the Partnership’s total capitalization was $70,713,836.

June 30, 2021
			Three Months Ended June 30, 2021
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,522,001	7.81%	$5,522,001	$4,436,383	$4,928,533
Energy	1,944,465	2.75	3,165,850	1,786,418	2,679,043
Grains	430,840	0.61	959,613	390,213	704,653
Indices	3,025,637	4.28	3,195,389	1,408,841	2,144,119
Interest Rates U.S.	1,156,614	1.64	1,548,226	491,895	1,005,005
Interest Rates Non-U.S.	3,754,449	5.31	3,865,774	2,476,828	3,136,765
Livestock	47,630	0.07	96,690	47,630	76,029
Metals	879,026	1.24	2,479,421	714,374	1,800,376
Softs	359,806	0.51	504,213	234,408	352,230

Total	$17,120,468	24.22%

*	Average of daily Values at Risk.
As of December 31, 2020, the Partnership’s total capitalization was $73,685,134.

December 31, 2020
			Twelve Months Ended December 31, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,041,939	4.13%	$9,404,341	$853,157	$3,095,632
Energy	1,835,859	2.49	2,011,876	285,278	835,218
Grains	495,617	0.67	679,437	155,660	340,335
Indices	2,735,563	3.71	3,255,908	387,162	1,574,058
Interest Rates U.S.	655,356	0.89	995,963	47,630	451,257
Interest Rates Non-U.S.	2,568,180	3.49	2,731,962	486,831	1,445,262
Livestock	13,365	0.02	183,425	13,365	116,623
Metals	1,674,575	2.27	1,674,575	479,059	921,183
Softs	509,656	0.69	584,300	136,136	322,885

Total	$13,530,110	18.36%

*	Annual average of daily Values at Risk.

Item 4.
Controls and Procedures
.
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
and
15d-15(e)
under the Exchange Act) as of June 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2020, 2019, 2018, 2017, 2016 and 2015. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2020 Audited Financial Statement.
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
Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al.
, which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.
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
On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled
California v. Morgan Stanley, et al.
, on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE
Bonds Antitrust Litigation
, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2021, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	1,068.2800	$781.55	N/A	N/A	N/A	N/A
May 1, 2021 - May 31, 2021	1,659.6460	$807.21	1,211.1410	$1,010.22	N/A	N/A
June 1, 2021 - June 30, 2021	1,953.2340	$805.11	N/A	N/A	N/A	N/A
	4,681.1600	$800.48	1,211.1410	$1,010.22

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
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
Certain impacts to public health conditions particular to the coronavirus
(COVID-19)
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Item 6.
Exhibits
.
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
104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.