Form 10-Q
period 2021-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2021-11-10
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

    No
X
As of October 31, 2021, 76,842.5138 Limited Partnership Class A Redeemable Units were outstanding,
3,645.0220

Limited Partnership Class D Redeemable Units were outstanding, and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Redemptions receivable from the Funds (1)	$-	$16,694,562

Equity in trading account:
Unrestricted cash	52,802,023	44,736,879
Restricted cash	16,108,411	13,791,629
Net unrealized appreciation on open futures contracts	2,761,690	2,318,834
Net unrealized appreciation on open forward contracts	202,736	308,695

Total equity in trading account	71,874,860	61,156,037

Interest receivable	1,960	3,963

Total assets	$71,876,820	$77,854,562

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$44,288	$62,628
Management fees	48,499	58,925
Incentive fees	783,128	99,425
General Partner fees	52,226	56,549
Professional fees	208,956	238,652
Redemptions payable to General Partner	-	300,000
Redemptions payable to Limited Partners	700,721	3,353,249

Total liabilities	1,837,818	4,169,428

Partners’ Capital:
General Partner, Class Z, 802.3520 and 983.4910 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	853,607	906,740
Limited Partners, Class A, 77,848.0128 and 93,586.8678 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	64,328,609	67,400,489
Limited Partners, Class D, 4,553.7410 and 5,824.8820 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively	4,709,294	5,250,088
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at September 30, 2021 and December 31, 2020	147,492	127,817

Total partners’ capital (net asset value)	70,039,002	73,685,134

Total liabilities and partners’ capital	$71,876,820	$77,854,562

Net asset value per Redeemable Unit:
Class A	$826.34	$720.19

Class D	$1,034.16	$901.32

Class Z	$1,063.88	$921.96

(1)
Defined in Note 1.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2021
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	129	$(21,351)	(0.03)%
Energy	654	3,773,358	5.38
Grains	130	55,229	0.08
Indices	404	(189,239)	(0.27)
Interest Rates U.S.	453	(647,188)	(0.92)
Interest Rates Non-U.S.	1,386	(1,051,875)	(1.50)
Livestock	12	10,370	0.01
Metals	101	(334,508)	(0.48)
Softs	373	684,822	0.98

Total futures contracts purchased		2,279,618	3.25

Futures Contracts Sold
Currencies	85	146,245	0.21
Energy	293	(1,582,200)	(2.26)
Grains	172	338,492	0.48
Indices	468	(52,695)	(0.08)
Interest Rates U.S.	102	88,758	0.13
Interest Rates Non-U.S.	768	832,936	1.19
Livestock	26	30,080	0.04
Metals	135	697,252	1.00
Softs	32	(16,796)	(0.02)

Total futures contracts sold		482,072	0.69

Net unrealized appreciation on open futures contracts		$2,761,690	3.94%

Unrealized Appreciation on Open Forward Contracts
Currencies	$128,678,896	$1,280,122	1.83%
Metals	85	329,320	0.47

Total unrealized appreciation on open forward contracts		1,609,442	2.30

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,725,133	(1,027,847)	(1.47)
Metals	117	(378,859)	(0.54)

Total unrealized depreciation on open forward contracts		(1,406,706)	(2.01)

Net unrealized appreciation on open forward contracts		$202,736	0.29%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$6,284	$11,905	$14,495	$182,472
Interest income allocated from the Funds	-	5,469	-	128,948

Total investment income	6,284	17,374	14,495	311,420

Expenses:
Expenses allocated from the Funds	-	59,606	-	307,318
Clearing fees related to direct investments	80,010	46,041	273,574	163,440
Ongoing selling agent fees	131,724	202,612	406,101	1,122,511
General Partner fees	155,303	182,426	478,742	665,528
Management fees	145,009	186,527	447,897	621,441
Incentive fees	745,016	-	2,147,999	-
Professional fees	66,067	123,879	250,997	331,183

Total expenses	1,323,129	801,091	4,005,310	3,211,421

Net investment loss	(1,316,845)	(783,717)	(3,990,815)	(2,900,001)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	1,087,436	1,062,470	13,557,659	(2,761,822)
Net realized gains (losses) on closed contracts allocated from the Funds	-	484,690	-	(2,510,280)
Net change in unrealized gains (losses) on open contracts	2,051,006	(499,030)	332,427	(69,341)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	73,632	-	84,986

Total trading results	3,138,442	1,121,762	13,890,086	(5,256,457)

Net income (loss)	$1,821,597	$338,045	$9,899,271	$(8,156,458)

Net income (loss) per Redeemable Unit*:
Class A	$21.23	$2.25	$106.15	$(61.56)

Class D	$26.57	$3.36	$132.84	$(70.52)

Class Z	$29.29	$5.08	$141.92	$(66.63)

Weighted average Redeemable Units outstanding:
Class A	79,791.0215	109,800.7345	85,044.9497	119,470.5616

Class D	4,553.7410	5,982.7313	5,246.5971	6,266.2231

Class Z	940.9880	1,488.0570	1,001.3677	1,507.0974

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	$106,208,599	139,245.9028
Redemptions - Limited Partners	(18,464,667)	(26,083.6930)	(688,536)	(769.6260)	(38,406)	(42.8410)	(19,191,609)	(26,896.1600)
Net income (loss)	(7,609,853)	-	(445,243)	-	(101,362)	-	(8,156,458)	-

Partners’ Capital, September 30, 2020	$72,467,820	104,976.8038	$5,080,985	5,884.8820	$1,311,727	1,488.0570	$78,860,532	112,349.7428

Partners’ Capital, June 30, 2020	$77,012,756	111,925.7248	$5,313,693	6,178.4300	$1,304,167	1,488.0570	$83,630,616	119,592.2118
Redemptions - Limited Partners	(4,849,305)	(6,948.9210)	(258,824)	(293.5480)	-	-	(5,108,129)	(7,242.4690)
Net income (loss)	304,369	-	26,116	-	7,560	-	338,045	-

Partners’ Capital, September 30, 2020	$72,467,820	104,976.8038	$5,080,985	5,884.8820	$1,311,727	1,488.0570	$78,860,532	112,349.7428

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(12,090,322)	(15,738.8550)	(1,280,081)	(1,271.1410)	-	-	(13,370,403)	(17,009.9960)
Net income (loss)	9,018,442	-	739,287	-	141,542	-	9,899,271	-

Partners’ Capital, September 30, 2021	$64,328,609	77,848.0128	$4,709,294	4,553.7410	$1,001,099	940.9880	$70,039,002	83,342.7418

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208
Redemptions - Limited Partners	(2,496,431)	(3,075.2790)	-	-	-	-	(2,496,431)	(3,075.2790)
Net income (loss)	1,673,055	-	120,979	-	27,563	-	1,821,597	-

Partners’ Capital, September 30, 2021	$64,328,609	77,848.0128	$4,709,294	4,553.7410	$1,001,099	940.9880	$70,039,002	83,342.7418

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
During the reporting periods ended September 30, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2021, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), FORT, L.P. (“FORT”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG and Aquantum. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
ISAM SM directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme. As of September 30, 2021, FORT directly traded a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to FORT’s Global Trend Trading Program. The General Partner and FORT had agreed that FORT would trade the Partnership’s assets allocated to FORT at a level that is 1.25 times the amount of assets allocated. Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.0 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 2 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.0 times the amount of assets allocated. The amount of leverage maybe increased or decreased in the future but may not exceed 2 times the amount of assets allocated.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement and effective January 1, 2021, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. From July 1, 2020 through December 31, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 1.0% (a 1.0% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. Prior to July 1, 2020, the Partnership paid Harbor an ongoing selling agent fee equal to 1/12 of 2.0% (a 2.0% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A Redeemable Units in the Partnership. The Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class D Redeemable Units in the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2021 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2021 and 2020. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2021 and 2020, the Partnership carried no debt, and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2021 and December 31, 2020, the amount of cash held for margin requirements was $16,108,411 and $13,791,629, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $237,891 (cost of $239,561) and $975,389 (cost of $972,589) as of September 30, 2021 and December 31, 2020, respectively.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$36.44	$45.67	$46.94	$8.88	$11.10	$11.30	$149.10	$187.86	$191.05	$(38.67)	$(48.32)	$(49.09)
Net investment loss	(15.21)	(19.10)	(17.65)	(6.63)	(7.74)	(6.22)	(42.95)	(55.02)	(49.13)	(22.89)	(22.20)	(17.54)

Increase (decrease) for the period	21.23	26.57	29.29	2.25	3.36	5.08	106.15	132.84	141.92	(61.56)	(70.52)	(66.63)
Net asset value per Redeemable Unit, beginning of period	805.11	1,007.59	1,034.59	688.07	860.04	876.42	720.19	901.32	921.96	751.88	933.92	948.13

Net asset value per Redeemable Unit, end of period	$826.34	$1,034.16	$1,063.88	$690.32	$863.40	$881.50	$826.34	$1,034.16	$1,063.88	$690.32	$863.40	$881.50

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(4.3)%	(3.6)%	(3.8)%	(3.6)%	(2.8)%	(6.5)%	(6.7)%	(5.7)%	(4.3)%	(3.3)%	(2.6)%

Operating expenses	3.3%	3.3%	2.5%	3.9%	3.6%	2.9%	3.5%	3.5%	2.7%	4.8%	3.8%	3.0%
Incentive fees	1.1%	1.1%	1.1%	-%	-%	-%	3.0%	3.2%	3.0%	-%	-%	-%

Total expenses	4.4%	4.4%	3.6%	3.9%	3.6%	2.9%	6.5%	6.7%	5.7%	4.8%	3.8%	3.0%
Total return:
Total return before incentive fees	3.7%	3.7%	3.9%	0.3%	0.4%	0.6%	17.9%	18.1%	18.6%	(8.2)%	(7.6)%	(7.0)%
Incentive fees	(1.1)%	(1.1)%	(1.1)%	-%	-%	-%	(3.2)%	(3.4)%	(3.2)%	-%	-%	-%

Total return after incentive fees	2.6%	2.6%	2.8%	0.3%	0.4%	0.6%	14.7%	14.7%	15.4%	(8.2)%	(7.6)%	(7.0)%

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
“
Balance Sheet
,” have been met.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were 5,707 and 4,625, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were 6,155 and 4,165, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were 246 and 295, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were 295 and 341, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2021 and 2020 were $291,533,118 and $177,320,894, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2021 and 2020 were $273,674,617 and $200,494,413, respectively.
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
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2021				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$7,468,110	$(4,706,420)	$2,761,690	$-	$-	$2,761,690
Forwards	1,609,442	(1,406,706)	202,736	-	-	202,736

Total assets	$9,077,552	$(6,113,126)	$2,964,426	$-	$-	$2,964,426

Liabilities
Futures	$(4,706,420)	$4,706,420	$-	$-	$-	$-
Forwards	(1,406,706)	1,406,706	-	-	-	-

Total liabilities	$(6,113,126)	$6,113,126	$-	$-	$-	$-

Net fair value						$2,964,426	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,551,366	$(1,232,532)	$2,318,834	$-	$-	$2,318,834
Forwards	1,174,624	(865,929)	308,695	-	-	308,695

Total assets	$4,725,990	$(2,098,461)	$2,627,529	$-	$-	$2,627,529

Liabilities
Futures	$(1,232,532)	$1,232,532	$-	$-	$-	$-
Forwards	(865,929)	865,929	-	-	-	-

Total liabilities	$(2,098,461)	$2,098,461	$-	$-	$-	$-

Net fair value						$2,627,529	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
Assets
Futures Contracts
Currencies	$181,294
Energy	3,789,518
Grains	467,950
Indices	627,859
Interest Rates U.S.	90,477
Interest Rates Non-U.S.	837,892
Livestock	40,490
Metals	739,312
Softs	693,318

Total unrealized appreciation on open futures contracts	7,468,110

Liabilities
Futures Contracts
Currencies	(56,400)
Energy	(1,598,360)
Grains	(74,229)
Indices	(869,793)
Interest Rates U.S.	(648,907)
Interest Rates Non-U.S.	(1,056,831)
Livestock	(40)
Metals	(376,568)
Softs	(25,292)

Total unrealized depreciation on open futures contracts	(4,706,420)

Net unrealized appreciation on open futures contracts	$2,761,690	*

Assets
Forward Contracts
Currencies	$1,280,122
Metals	329,320

Total unrealized appreciation on open forward contracts	1,609,442

Liabilities
Forward Contracts
Currencies	(1,027,847)
Metals	(378,859)

Total unrealized depreciation on open forward contracts	(1,406,706)

Net unrealized appreciation on open forward contracts	$202,736	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2021		2020		2021		2020
Currencies	$(529,027)		$85,424		$(1,085,468)		$(278,203)
Energy	4,205,257		(217,329)		10,859,603		2,754,320
Grains	238,742		(160,979)		2,681,828		162,305
Indices	(248,193)		978,006		3,879,791		(8,304,084)
Interest Rates U.S.	278,374		(87,117)		(1,129,151)		1,061,930
Interest Rates Non-U.S.	(1,554,230)		(8,469)		(2,417,356)		1,641,868
Livestock	(87,073)		(323,422)		(93,482)		182,766
Metals	(395,570)		794,694		(28,829)		1,265,012
Softs	1,230,162		(497,368)		1,223,150		(1,317,077)

Total	$3,138,442	***	$563,440	***	$13,890,086	***	$(2,831,163)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2021 and December 31, 2020 and for the periods ended September 30, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$7,468,110	$7,468,110	$-	$-
Forwards	1,609,442	-	1,609,442	-

Total Assets	$9,077,552	$7,468,110	$1,609,442	$-

Liabilities
Futures	$4,706,420	$4,706,420	$-	$-
Forwards	1,406,706	-	1,406,706	-

Total Liabilities	$6,113,126	$4,706,420	$1,406,706	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,551,366	$3,551,366	$-	$-
Forwards	1,174,624	-	1,174,624	-

Total Assets	$4,725,990	$3,551,366	$1,174,624	$-

Liabilities
Futures	$1,232,532	$1,232,532	$-	$-
Forwards	865,929	-	865,929	-

Total Liabilities	$2,098,461	$1,232,532	$865,929	$-

6.	Investment in the Funds:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2021.
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
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the three months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(23,141)	$61,340	$38,199
Aquantum Master	(72,581)	945,402	872,821
FORT Contrarian Master	(50,744)	479,535	428,791

	For the nine months ended September 30, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
ADG Master	$(2,713)	$(4,985,434)	$(4,988,147)
Aquantum Master	(353,108)	1,405,725	1,052,617
FORT Contrarian Master	88,280	(2,814,545)	(2,726,265)
Summarized information reflecting the Partnership’s investment in and the Partnership’s pro-rata
share of the results of operations of the Funds is shown in the following table:

	December 31, 2020		For the three months ended September 30, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Funds
ADG Master	0.00%	$-	$33,087	$5,411	$9,752	$17,924	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	481,810	30,174	8,629	443,007	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	48,894	4,273	1,367	43,254	Commodity Portfolio	Monthly

Total		$-	$563,791	$39,858	$19,748	$504,185

	December 31, 2020		For the nine months ended September 30, 2020
	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Funds
ADG Master	0.00%	$-	$(2,977,188)	$25,410	$30,100	$(3,032,698)	Commodity Portfolio	Monthly
Aquantum Master	0.00%	-	755,070	205,635	26,159	523,276	Commodity Portfolio	Monthly
FORT Contrarian Master	0.00%	-	(74,228)	16,315	3,699	(94,242)	Commodity Portfolio	Monthly

Total		$-	$(2,296,346)	$247,360	$59,958	$(2,603,664)

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

7.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.9% to 31.6% of the Partnership’s contracts are traded OTC.
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
The
COVID-19
pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions and adversely affected various industries (including, but not limited to, transportation, hospitality and entertainment), resulting in volatility in the global financial markets, disruption in global supply chains, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place
directives and increased remote work protocols. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen.
Given the continuing development of this situation, it is not possible to accurately predict how the market disruptions caused by
COVID-19
will further impact the U.S and other world economies or the value of the Partnership’s investments, or for how long the effects of such events will continue. Nevertheless, the novel coronavirus continues to present material uncertainty and risk with respect to the Partnership’s investments and operations.

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
Effective October 31, 2021, FORT no longer acts as a commodity trading advisor to the Partnership. Effective on or about November 1, 2021, the Partnership reallocated the assets previously allocated to FORT to the other existing commodity trading advisors in the Partnership.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) redemptions receivable from the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2021.
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
For the nine months ended September 30, 2021, the Partnership’s capital decreased 4.9% from $73,685,134 to $70,039,002. This decrease was attributable to redemptions of 15,738.8550 Class A limited partner Redeemable Units totaling $12,090,322, redemptions of 1,271.1410 Class D limited partner Redeemable Units totaling $1,280,081 and redemptions of 181.1390 Class Z General Partner Redeemable Units totaling $175,000, which was partially offset by a net income of $9,899,271. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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
Results of Operations
During the Partnership’s third quarter of 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 2.6% from $805.11 to $826.34 as compared to an increase of 0.3% in the same period of 2020. During the Partnership’s third quarter of 2021, the Partnership’s net asset value per Class D Redeemable Unit increased 2.6% from $1,007.59 to $1,034.16 as compared to an increase of 0.4% in the same period of 2020. During the Partnership’s third quarter of 2021, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.8% from $1,034.59 to $1,063.88 as compared to an increase of 0.6% in the same period of 2020. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $3,138,442. Gains were primarily attributable to the Partnership’s trading in energy, grains, U.S. interest rates and softs and were partially offset by losses in currencies, indices,
non-U.S.
interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $1,121,762. Gains were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices,
non-U.S.
interest rates, livestock and metals and were partially offset by losses in energy, grains, U.S. interest rates and softs.
The most significant gains were achieved within the energy markets during September from long positions in natural gas and crude oil futures as constrictions in the global supply chain pushed prices higher. Inflationary pressures within the commodity markets also helped to spur gains within the agricultural complex during July from long positions in coffee futures, during August from long positions in sugar futures, and during September from long positions in cotton futures. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector during September from long positions in U.S., Australian, and Canadian bond futures as central banks indicated curtailing of monetary easing measures could occur sooner than expected. Additional losses were recorded within the currencies during July from short positions in the Japanese yen as the value of the Pacific nation’s currency advanced. Within the metals markets, losses were experienced during August from long positions in gold futures as a strengthening U.S. dollar diminished investor demand for precious metals. Smaller losses were incurred within the global stock index sector during July and September.
During the Partnership’s nine months ended September 30, 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 14.7% from $720.19 to $826.34 as compared to a decrease of 8.2% in the same period of 2020. During the Partnership’s nine months ended September 30, 2021, the Partnership’s net asset value per Class D Redeemable Unit increased 14.7% from $901.32 to $1,034.16 as compared to a decrease of 7.6% in the same period of 2020. During the Partnership’s nine months ended September 30, 2021, the Partnership’s net asset value per Class Z Redeemable Unit increased 15.4% from $921.96 to $1,063.88 as compared to a decrease of 7.0% in the same period of 2020. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2021 of $13,890,086. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates, livestock and metals. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $5,256,457. Losses were primarily attributable to the Partnership’s/Funds’ trading in currencies, indices,
non-U.S.
interest rates and softs and were partially offset by gains in energy, grains, U.S. interest rates, livestock and metals.
The most significant gains were achieved within the energy markets during September from long positions in natural gas and crude oil futures as constrictions in the global supply chain pushed prices higher. Additional gains in the energies were recorded during February and March from long positions in Brent crude oil futures as prices rallied higher. Within the global stock index sector, gains were recorded during February and March, as well as during April and May, from long positions in U.S., Asian, and European equity index futures as continued investor appetite for risk assets boosted global stock prices. Further gains were achieved within the agricultural complex during January and February from long futures positions in the grains as adverse weather in the key growing regions of South America threatened crops, pushing prices higher. Additional gains in the agricultural complex were recorded in soft commodities during the third quarter. Gains were also recorded within the metals sector primarily during April and May from long positions in gold and copper futures as a weakening U.S. dollar buoyed metals prices. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the global fixed income sector during February and March from long positions in U.S. and Canadian fixed income futures as a growing expectation of inflationary pressures pushed bond yields higher. Further losses in the global fixed income sector were experienced during September from long positions in U.S., Australian, and Canadian bond futures as central banks indicated curtailing of monetary easing measures could occur sooner than expected. Losses were also recorded within the currency markets during April from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar fell early in the second quarter on signs the Federal Reserve would continue its dovish monetary policies.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Interest income for the three and nine months ended September 30, 2021 decreased by $11,090 and $296,925, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower average daily equity as well as lower
4-week
U.S. Treasury bill discount rates during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. had control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2021 increased by $33,969 and $110,134, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2021 decreased by $70,888 and $716,410, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the ongoing selling agent fee rate for Class A Redeemable Units from 1/12 of 2.00% to 1/12 of 1.00% effective July 1, 2020 and from 1/12 of 1.00% to 1/12 of 0.75% effective January 1, 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2021 decreased by $27,123 and $186,786, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2021 decreased by $41,518 and $173,544, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2021 as compared to the corresponding periods in 2020.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $745,016 and $2,147,999, respectively. Trading performance for the three and nine months ended September 30, 2020 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of September 30, 2021 and June 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		September 30, 2021		June 30, 2021
		(percentage of		(percentage of
Advisor	September 30, 2021	Partners’ Capital)	June 30, 2021	Partners’ Capital)
DCM	$16,379,434	23%	$16,324,900	23%
Episteme	$20,835,032	30%	$20,743,923	29%
FORT	$9,765,593	14%	$10,598,055	15%
ISAM SM	$14,159,142	20%	$13,409,537	19%
Millburn	$8,899,801	13%	$9,637,421	14%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2021, DCM, Episteme, ISAM SM, Millburn and FORT each directly traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of September 30, 2021 and December 31, 2020. The Partnership held no investment in Funds as of December 31, 2020. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of September 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended September 30, 2021 and the twelve months ended December 31, 2020. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of September 30, 2021, the Partnership’s total capitalization was $70,039,002.
September 30, 2021

			Three Months Ended September 30, 2021
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,611,638	6.58%	$5,682,259	$3,669,282	$5,080,244
Energy	2,044,787	2.92	2,674,503	1,777,695	2,253,900
Grains	534,571	0.76	572,315	212,085	418,276
Indices	3,041,283	4.34	3,933,352	2,780,362	3,297,439
Interest Rates U.S.	810,027	1.16	1,574,351	290,903	1,065,851
Interest Rates Non-U.S.	2,468,442	3.52	3,720,545	2,468,442	3,233,544
Livestock	76,560	0.11	76,560	32,890	53,995
Metals	1,684,842	2.41	1,903,069	831,698	1,566,900
Softs	786,727	1.12	848,267	388,186	681,380

Total	$16,058,877	22.92%

*	Average of daily Values at Risk.
As of December 31, 2020, the Partnership’s total capitalization was $73,685,134.
December 31, 2020

			Twelve Months Ended December 31, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,041,939	4.13%	$9,404,341	$853,157	$3,095,632
Energy	1,835,859	2.49	2,011,876	285,278	835,218
Grains	495,617	0.67	679,437	155,660	340,335
Indices	2,735,563	3.71	3,255,908	387,162	1,574,058
Interest Rates U.S.	655,356	0.89	995,963	47,630	451,257
Interest Rates Non-U.S.	2,568,180	3.49	2,731,962	486,831	1,445,262
Livestock	13,365	0.02	183,425	13,365	116,623
Metals	1,674,575	2.27	1,674,575	479,059	921,183
Softs	509,656	0.69	584,300	136,136	322,885

Total	$13,530,110	18.36%

*	Annual average of daily Values at Risk.

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
and
15d-15(e)
under the Exchange Act) as of September 30, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
 Chicago
 v.
 Bank of America Funding Corporation
 et al.
A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.
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
Risk Factors
.” in the Partnership’s Quarterly Reports on Form
10-Q
for the quarters ended March 31, 2021 and June 30, 2021.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2021, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	1,169.5130	$805.81	N/A	N/A
August 1, 2021 - August 31, 2021	1,057.7850	$806.69	N/A	N/A
September 1, 2021 - September 30, 2021	847.9810	$826.34	N/A	N/A
	3,075.2790	$811.77

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
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2021. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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
CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2021

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 10, 2021
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.