Form 10-K
period 2021-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2022-03-24
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes

     No
X
Limited Partnership Redeemable Units with an aggregate value of $69,883,731 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2022, 73,426.1118 Limited Partnership Class A Redeemable Units were outstanding, 3,489.3280 Limited Partnership Class D Redeemable Units were outstanding and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1.
Business
.
(a)
General Development of Business
. Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of New York on December 3, 2002 to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and
non-U.S.
interest rates, livestock, metals and softs. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds (as defined below) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.
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
Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2021, 2020 and 2019 are reported in the Statements of Changes in Partners’ Capital under “Item 8.
Financial Statements and Supplementary
Data
.”
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. During the periods covered by this report and prior to the Partnership’s redemption from the Funds (as defined below), the General Partner also acted as the trading manager (the “Trading Manager”) and/or general partner, as applicable, of ADG Master (as defined below), AE Capital Master (as defined below), Aquantum Master (as defined below), Aspect Master (as defined below), Boronia I, LLC (as defined below), Cambridge Master (as defined below), FORT Contrarian Master (as defined below), Graham Master (as defined below), SECOR Master (as defined below), and Willowbridge Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
During the years ended December 31, 2021, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading
bank accounts at JPMorgan.
Effective September 13, 2017, the Partnership changed its name from Tactical Diversified Futures Fund L.P. to Ceres Tactical Systematic L.P.
As of December 31, 2021, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (Aquantum”) as Advisors to the Partnership. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Effective the close of business on December 31, 2017, Willowbridge Associates Inc. (“Willowbridge”), Aspect Capital Limited (“Aspect”), Graham Capital Management, L.P. (“Graham”) and Boronia Capital Pty. Ltd. (“Boronia”) ceased to act as commodity trading advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, AE Capital, Aspect, Boronia, Cambridge, Graham, ISAM, Mesirow, SECOR and Willowbridge. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests or invested the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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
The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), and prior to the Partnership’s full redemption effective December 31, 2017, CMF Aspect Master Fund L.P. (“Aspect Master”), CMF Graham Capital Master Fund L.P. (“Graham Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and CMF Boronia I, LLC (formerly, Morgan Stanley Smith Barney Boronia I, LLC) (“Boronia I, LLC”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to the Partnership’s respective full redemptions effective December 31, 2020, CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) had each entered into futures brokerage account agreements with MS&Co. Reference herein to the “Funds” may include, as relevant, ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Aspect Master, Boronia I, LLC, Cambridge Master, Graham Master, SECOR Master and Willowbridge Master.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2021.
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

For the period January 1, 2021 through December 31, 2021, the approximate average market sector distribution for the Partnership was as follows:

There were no investments in the Funds as of December 31, 2021 and 2020.
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
Effective January 1, 2021, the Partnership pays to DCM a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end
net assets of the Partnership allocated to DCM. Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets of the Partnership allocated to Episteme. Effective November 1, 2017, ISAM SM receives, and ISAM received, a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets allocated to ISAM SM/ ISAM. Prior to November 1, 2017, ISAM received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end
net assets allocated to ISAM. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on account leverage, of month-end
net assets of the Partnership allocated to Millburn.
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
Prior to FORT’s termination on October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end
net assets of the Partnership allocated to FORT’s Global Trend Trading Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end
net assets allocated to FORT Contrarian Master. Prior to ADG’s termination on December 31, 2020, the Partnership paid to ADG a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end
net assets of the Partnership allocated to ADG. Prior to Aquantum’s termination on December 31, 2020, the Partnership paid to Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end
net assets of the Partnership allocated to Aquantum. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end
net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end
net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end
net assets allocated to AE Capital. Prior to their respective terminations on December 31, 2017, Aspect and Willowbridge each received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end
net assets allocated to Aspect and Willowbridge, respectively. Prior to its termination on December 31, 2017, Boronia I, LLC paid Boronia a monthly management fee of 1.5% per year of the aggregate net assets of Boronia I, LLC as of the first day of each month. The Partnership paid Boronia indirectly, through the Partnership’s pro-rata
allocation of the management fee of Boronia I, LLC. Prior to its termination on December 31, 2017, Graham received a monthly management fee equal to 1/12 of 1.75% (1.75% per year) of month-end
net assets allocated to Graham.

In addition, effective January 1, 2021, the Partnership is obligated to pay DCM an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by DCM. Effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. Effective November 1, 2017, the Partnership is obligated to pay ISAM SM, and was obligated to pay ISAM, an incentive fee, payable quarterly, equal to 25% of the New Trading Profits earned by ISAM SM/ISAM. Prior to November 1, 2017, the Partnership was obligated to pay ISAM an incentive fee, payable quarterly, equal to 20% of the New Trading Profits earned by ISAM. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests previously not held in the Funds’ accounts at MS&Co. or JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2021 and 2020, the amount of cash held by the Partnership for margin requirements was $11,511,892 and $13,791,629, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, except for Boronia I, LLC) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. MS&Co. had agreed to pay Boronia I, LLC interest on 100% of the average daily equity maintained in cash in Boronia I, LLC’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For purposes of these interest credits, daily funds did not include monies due to Boronia I, LLC on or with respect to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.
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
(b)
Financial Information about Segments
. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 is set forth under “Item 6.
Selected Financial Data
.” The Partnership’s capital as of December 31, 2021 was $64,243,621.
(c)
Narrative Description of Business
.
See Paragraphs (a) and (b) above.

(i)	through (xii) — Not applicable.
(xiii) — The Partnership has no employees.
(d)
Financial Information About Geographic Areas
. The Partnership does not engage in the sale of goods or services or own any long lived assets, and therefore this item is not applicable.
(e)
Available Information
. The Partnership does not have an Internet address. The Partnership will provide paper copies of its Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
Current Reports on Form
8-K
and any amendments to these reports free of charge upon request.
(f)
Reports to Security Holders
. Not applicable.
(g)
Enforceability of Civil Liabilities Against Foreign Persons
. Not applicable.
(h)
Smaller Reporting Companies
. Not applicable.

Item 1A.
Risk Factors
.
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
Tax laws are subject to change at any time
.
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
Properties
.
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
MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC
10-K
filings for 2021, 2020, 2019, 2018, and 2017. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at
www.morganstanley.com
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-
and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending.
Settled Civil Litigation
On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled
China
Development Industrial Bank v. Morgan Stanley
 & Co. Incorporated et al.
, in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK
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
Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled
Alaska Electrical Pension Fund v. BofA Secs., Inc., et al
. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled
In re GSE Bonds Antitrust Litigation
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
Mine Safety Disclosures
.
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities
.

(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders . The number of holders of Redeemable Units as of February 28, 2022 was 3,596 for Class A Redeemable Units, 13 for Class D Redeemable Units and 7 for Class Z Redeemable Units.

(c)	Dividends . The Partnership did not declare any distributions in 2021 or 2020. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans . None.

(e)	Performance Graph . Not applicable.

(f)
Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities
. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2021, there were no subscriptions. For the twelve months ended December 31, 2020, there were no subscriptions. For the twelve months ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

(d) Maximum
					(c) Total	Number (or
					Number of	Approximate
					Redeemable	Dollar Value)
					Units	of Redeemable
	Class A	Class A	Class D	Class D	Purchased	Units that
	(a) Total	(b) Average	(a) Total	(b) Average	as Part of	May Yet Be
	Number of	Price Paid	Number of	Price Paid	Publicly	Purchased
	Redeemable	per	Redeemable	per	Announced	Under the
	Units	Redeemable	Units	Redeemable	Plans or	Plans or
Period	Purchased*	Unit**	Purchased*	Unit**	Programs	Programs
October 1, 2021 - October 31, 2021	1,005.4990	$824.32	908.7190	$1,031.64	N/A	N/A
November 1, 2021 - November 30, 2021	470.7370	$786.10	N/A	N/A	N/A	N/A
December 1, 2021 - December 31, 2021	979.8280	$792.73	N/A	N/A	N/A	N/A
	2,456.0640	$804.39	908.7190	$1,031.64

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
Reserved
.
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
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
In addition, the General Partner/Trading Manager prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership, as well as the operation of the Funds prior to the Partnership’s respective full redemptions.
While the Partnership has, and the Funds had, the right to seek lower commission rates from other commodity brokers at any time, the General Partner/Trading Manager believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.
The programs traded by each Advisor on behalf of the Partnership as of December 31, 2021 were: DCM — DCM’s Diversified Alpha Program, Episteme — Systematic Quest Program, ISAM SM — Systematic Trend Programme and Millburn — Multi-Markets Program. The programs traded by each Advisor on behalf of the Partnership as of December 31, 2020 were: Episteme — Systematic Quest Program, FORT — Global Trend Trading Program, ISAM SM — Systematic Trend Programme and Millburn — Multi-Markets Program.
As of December 31, 2021 and September 30, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		December 31, 2021		September 30, 2021

		(percentage of		(percentage of

Advisor	December 31, 2021	Partners’ Capital)	September 30, 2021	Partners’ Capital)
DCM	$15,785,144	25%	$16,379,434	23%
Episteme	$15,109,850	24%	$20,835,032	30%
FORT	$-	0%	$9,765,593	14%
ISAM SM	$13,823,594	21%	$14,159,142	20%
Millburn	$14,163,267	22%	$8,899,801	13%
Unallocated	$5,361,766	8%	$-	0%
DCM Systematic Advisors SA
DCM directly trades a portion of the Partnership’s assets in accordance with its Diversified Alpha Strategy (the “Strategy”) utilizes a multi-model approach allowing the program to capture trading opportunities across three different model styles and further diversified through a wide spectrum of different time horizons. The average holding period for positions typically ranges from one week to a couple of months, depending on the sub-strategy.
With this diversified return profile, the Strategy enjoys the flexibility that allows it to aim for positive returns as the market environment shifts and evolves. The majority of the Strategy’s exposure over the long-term is allocated to non-trend
models that have historically proven to be uncorrelated to traditional asset classes, and is meant to provide an alternative to the trend-dominated CTA space. The Strategy is comprised of some forty products, future contract spanning across equities, volatility, bonds, interest rates, currencies, energy, metal, and agricultural markets.
Diversified Alpha Program is comprised of only quantitative models, which are categorized as behavioral, relative value, and macro models. The behavioral models anticipate the flows of large market participants to take advantage of their market impact. The relative value premia models focus on capturing relative-value opportunities derived from selected risk premia with a strong emphasis on tail-risk protection. The macro strategies use a broad range of statistical models derived from economic and technical principles.

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

FORT, L.P. (Global Trend Trading Program)
FORT traded a portion of the Partnership’s assets in accordance with its Global Trend Trading Program.
FORT’s Global Trend Trading Program was a systematic, technical trend-following futures trading strategy that attempted to capture large moves in futures contracts identified by the particular strategy. The Global Trend Trading Program generally took a momentum-based approach, which bought when prices rise and sold when prices decline. The Global Trend Trading Program did not attempt to forecast trends, but rather, attempted to capitalize on existing trends identified by the trading program. A certain amount of time must elapse for this strategy to infer and confirm a trend, as well as determine that a trend had ceased. Therefore, the Global Trend Trading Program generally entered and exited a trend late. Trend-following strategies had the potential to perform well during long-term, high-volatility markets or during periods of market stress; however, they might experience flat or negative performance during periods in which no major prices trends developed or when markets exhibited short-term volatility.
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
Financial Statements and Supplementary Data
.”
(a) Liquidity.
The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2021.
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
From January 1, 2021 through December 31, 2021, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 22.0%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
In the normal course of business, the Partnership are, and the Funds were, parties to financial instruments with off-balance-sheet
risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.0% to 37.5% of the Partnership’s/Funds’ contracts are traded OTC.
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
Financial Statements and Supplementary Data
.” for further information on financial instrument risk included in the notes to financial statements.)
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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and may have also previously been funded out of redemptions from the Funds. For the year ended December 31, 2021, 18,194.9190 Class A limited partner Redeemable Units were redeemed totaling $14,065,961, 2,179.8600 Class D limited partner Redeemable Units were redeemed totaling $2,217,552 and 278.9350 Class Z General Partner Redeemable Units were redeemed totaling $275,000. For the year ended December 31, 2020, 37,473.6290 Class A limited partner Redeemable Units were redeemed totaling $26,476,389, 829.6260 Class D limited partner Redeemable Units were redeemed totaling $741,074, 83.3770 Class Z limited partner Redeemable Units were redeemed totaling $75,779 and 325.3940 Class Z General Partner Redeemable Units were redeemed totaling $300,000. For the year ended December 31, 2019, 31,771.0660 Class A limited partner Redeemable Units were redeemed totaling $24,543,188, 1,184.8320 Class D limited partner Redeemable Units were redeemed totaling $1,109,847, 39.0870 Class Z limited partner Redeemable Units were redeemed totaling $37,056 and 535.5720 Class Z General Partner Redeemable Units were redeemed totaling $525,000.
For the year ended December 31, 2021 and 2020, there were no subscriptions. For the year ended December 31, 2019, there were subscriptions of 119.1810 Class A limited partner Redeemable Units totaling $92,700 and subscriptions of 29.4650 Class Z limited partner Redeemable Units totaling $27,904.

(c) Results of Operations.
For the year ended December 31, 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 10.1% from $720.19 to $792.73, the Partnership’s net asset value per Class D Redeemable Unit increased 10.1% from $901.32 to $992.10, and the Partnership’s net asset value per Class Z Redeemable Unit increased 10.9% from $921.96 to $1,022.54. For the year ended December 31, 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 4.2% from $751.88 to $720.19, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.5% from $933.92 to $901.32, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.8% from $948.13 to $921.96. For the year ended December 31, 2019, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.9% from $766.28 to $751.88, the Partnership’s net asset value per Class D Redeemable Unit decreased 0.6% from $939.90 to $933.92, and the Partnership’s net asset value per Class Z Redeemable Unit increased 0.1% from $947.03 to $948.13.
The Partnership experienced a net trading gain of $11,625,977 before fees and expenses for the year ended December 31, 2021. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices, and softs and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates, livestock and metals. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8.
Financial Statements and Supplementary Data.
”
During the first quarter, the most significant gains were achieved within the energy markets during February and March from long positions in Brent crude oil futures as prices rallied amid an outlook for growing global energy demand. Within the global stock index sector, gains were recorded during February and March from long positions in U.S., Asian and European equity index futures as continued investor appetites for risk assets boosted global stock prices. Further gains were achieved within the agricultural complex during January and February from long positions in grain futures as prices advanced higher. Within the currencies, gains were experienced primarily during March from short positions in the euro as the value of the European currency declined amid growing
COVID-19
cases in the region. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the global fixed income sector during February and March from long positions in U.S. and Canadian fixed income futures as a growing expectation of inflationary pressures pushed bond yields higher. Losses were also recorded during January and March in the metals markets primarily due to long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.
During the second quarter, the most significant gains were achieved within the global fixed income markets during May from short positions in U.S. fixed income futures as prices fell amid speculation the Federal Reserve would increase interest rates sooner than expected. Within the energy complex, gains were experienced during April, May, and June from long positions in crude oil futures as signs of tightening global oil supplies and increasing energy demand boosted prices. Gains within the global stock index sector were experienced during April and May from long positions in U.S. and European equity index futures as investor momentum buying pushed stock prices higher. Within the metals markets, gains were recorded during April and May from long positions in gold and copper futures as a weakening U.S. dollar buoyed metals prices. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during April from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar fell on signs the Federal Reserve would continue its dovish monetary policies.
During the third quarter, the most significant gains were achieved within the energy markets during September from long positions in natural gas and crude oil futures as constrictions in the global supply chain boosted prices. Inflationary pressures within the commodity markets also helped to spur gains within the agricultural complex during July from long positions in coffee futures, during August from long positions in sugar futures, and during September from long positions in cotton futures. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector during September from long positions in U.S., Australian, and Canadian bond futures as central banks indicated curtailing of monetary easing measures could occur sooner than expected. Additional losses were recorded within the currencies during July from short positions in the Japanese yen as the value of the Pacific nation’s currency advanced. Within the metals markets, losses were experienced during August from long positions in gold futures as a strengthening U.S. dollar diminished investor demand for precious metals.
During the fourth quarter, the most significant losses were incurred within the global fixed income sector during October from long positions in Australian, British, Canadian and U.S. fixed income futures as prices fell amid speculation central banks would soon hike interest rates. Within the metals, losses were experienced during October from long positions in silver and copper futures as metals prices reversed lower. Additional losses were recorded within the agricultural markets during November from positions in soybeans, soybean oil and soybean meal futures amid increased price volatility in the soybean complex. Losses were also incurred during November from long positions in U.S. and European equity index futures. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the currency sector during October from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened during the month. Further gains were recorded within the energy complex during October from long futures positions in Brent crude oil and natural gas as tightening global energy supplies boosted prices.

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
The results of operations for the twelve months ended 2019 is discussed under “Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
For the years ended December 31, 2021, 2020 and 2019, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s, other than Boronia I, LLC) brokerage account during each month at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. MS&Co. credited Boronia I, LLC on 100% of the average daily equity maintained in cash in the account of Boronia I, LLC during each month at the rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate was less than zero, no interest was earned. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2021 decreased by $5,886 and $302,811, respectively, as compared to the corresponding periods in 2020. The decrease in interest income was primarily due to lower interest rates and lower average daily equity during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2021 increased by $13,906 and $124,040, respectively, as compared to the corresponding periods in 2020. The increase in these clearing fees was due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2021 decreased by $65,070 and $781,480, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the ongoing selling agent fee rate for Class A Redeemable Units from 1/12 of 2.00% to 1/12 of 1.00% effective July 1, 2020 and from 1/12 of 1.00% to 1/12 of 0.75% effective January 1, 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2021 decreased by $24,284 and $211,070, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.
Management fees, except fees that were payable to Boronia (prior to its termination on December 31, 2017), are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees that were payable to Boronia were charged at the Boronia I, LLC level and were affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2021 decreased by $56,010 and $229,554, respectively, as compared to the corresponding periods in 2020. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2021 as compared to the corresponding periods in 2020.
Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $0 and $2,147,999, respectively. Trading performance for the three and twelve months ended December 31, 2020 resulted in incentive fees of $99,425. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.
The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2021 and 2020 were $308,588 and $415,288, respectively.
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
Sheet Arrangements
. None.
(e)
Contractual Obligations
. None.
(f)
Operational Risk
.
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
Critical Accounting Policies
.
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
Financial Statements and Supplementary Data
.”
The Partnership’s most significant accounting policy is the valuation of its investment in futures, option and forward contracts and U.S. Treasury bills, as applicable. Prior to the Funds’ respective full redemptions, the Partnership’s most significant accounting policy also included the valuation of its investment in the Funds. The Partnership previously carried (i) its investments in ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Boronia I, LLC, Cambridge Master and SECOR Master based on the Partnership’ s (1) net contribution to the applicable Fund and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the applicable Fund and (ii) its investments in Aspect Master, Graham Master and Willowbridge Master based on each Fund’ s net asset value per redeemable unit as calculated by the applicable Fund. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded
foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk
.
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
The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors
DCM, Episteme, ISAM SM and Millburn each directly trade managed accounts in the name of the Partnership. Prior to its termination effective October 31, 2021, FORT directly traded managed accounts in the name of the Partnership. Prior to their respective terminations on December 31, 2020, ADG and Aquantum each traded the Partnership’ s assets indirectly in master fund managed accounts established in the name of the master funds over which they had been granted limited authority to make trading decisions. Also prior to December 31, 2020, FORT had also traded a portion of the Partnership’s assets allocated to it indirectly in a master fund managed account established in the name of the master fund over which it had been granted limited authority to make trading decisions. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by DCM. Episteme, ISAM SM, Millburn and FORT, respectively) as of December 31, 2021 and 2020.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2021 and 2020, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.
As of December 31, 2021, the Partnership’s total capitalization was $64,243,621.
As of December 31, 2021, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

		December 31, 2021
			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,820,937	5.95%	$5,682,259	$2,869,950	$4,543,583
Energy	1,061,964	1.65	3,477,833	460,362	2,243,824
Grains	683,308	1.06	959,613	212,085	553,742
Indices	2,228,067	3.47	6,329,410	1,408,841	2,914,081
Interest Rates U.S.	649,202	1.01	1,574,351	233,358	902,416
Interest Rates Non-U.S.	1,508,717	2.35	3,865,774	896,905	2,709,654
Livestock	33,935	0.05	103,180	6,710	55,202
Metals	971,091	1.51	2,479,421	507,856	1,444,822
Softs	393,462	0.61	986,138	234,408	536,427

Total	$11,350,683	17.66%

*	Annual average of daily Values at Risk.
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
The following were the primary trading risk exposures of the Partnership at December 31, 2021 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
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
Equities
. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2021, the Partnership’s primary exposures were in the S&P 500 (U.S.), CBOE VIX Volatility Index (U.S.), DAX (Germany), SPI 200 (Australia), MIB (Italy), Hang Seng (Hong Kong), S&P/TSX 60 (Canada), Dow Jones 30 Industrial (U.S.), Dow Jones Euro STOXX 50 (European Union), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)
Interest Rates
. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia, New Zealand, and Switzerland.
Commodities
:
Energy
. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to the carbon emission allowances market which are subject to price movements driven by geopolitical events, climate related regulation, and supply and demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.
Metals
. The Partnership’s primary metal market exposure as of December 31, 2021 was to fluctuations in the prices of gold, zinc, silver, nickel, palladium, platinum, and copper.
Grains
. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, corn, and canola accounted for the majority of the Partnership’s grain exposure as of December 31, 2021.
Softs
. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cotton, sugar, and cocoa for the majority of the Partnership’s soft commodities exposure as of December 31, 2021.
Livestock
. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only
non-trading
risk exposure of the Partnership as of December 31, 2021.
Foreign Currency Balances
. The Partnership may hold various foreign balances. The Advisors regularly convert foreign currency balances to U.S. dollars in an attempt to manage the Partnership’s non-trading risk.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL SYSTEMATIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (PCAOB ID:42), for the years ended December 31, 2021, 2020 and 2019; Statements of Financial Condition at December 31, 2021 and 2020; Condensed Schedules of Investments at December 31, 2021 and 2020; Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019; Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Ceres Tactical Systematic L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Systematic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 18, 2022

3
4

Ceres Tactical Systematic L.P.
Statements of Financial Condition
December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets:
Redemptions receivable from the Funds (1)	$-	$16,694,562

Equity in trading account:
Unrestricted cash (Note 3c)	52,983,597	44,736,879
Restricted cash (Note 3c)	11,511,892	13,791,629
Net unrealized appreciation on open futures contracts	858,348	2,318,834
Net unrealized appreciation on open forward contracts	54,739	308,695

Total equity in trading account	65,408,576	61,156,037

Interest receivable (Note 3c)	1,852	3,963

Total assets	$65,410,428	$77,854,562

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	$40,278	$62,628
Management fees (Note 3b)	36,981	58,925
Incentive fees (Note 3b)	-	99,425
General Partner fees (Note 3a)	47,545	56,549
Professional fees	165,264	238,652
Redemptions payable to General Partner (Note 7)	100,000	300,000
Redemptions payable to Limited Partners (Note 7)	776,739	3,353,249

Total liabilities	1,166,807	4,169,428

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 704.5560 and 983.4910 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	720,433	906,740
Limited Partners, Class A, 75,391.9488 and 93,586.8678 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	59,765,213	67,400,489
Limited Partners, Class D, 3,645.0220 and 5,824.8820 Redeemable Units outstanding at December 31, 2021 and 2020, respectively	3,616,215	5,250,088
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at December 31, 2021 and 2020	141,760	127,817

Total partners’ capital (net asset value)	64,243,621	73,685,134

Total liabilities and partners’ capital	$65,410,428	$77,854,562

Net asset value per Redeemable Unit:
Class A	$792.73	$720.19

Class D	$992.10	$901.32

Class Z	$1,022.54	$921.96

(1)
Defined in Note 1.

See accompanying notes to financial statements.

3
5

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2021

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$(39,892)	(0.06)%
Energy	179	374,101	0.58
Grains	393	24,995	0.04
Indices	315	206,969	0.32
Interest Rates U.S.	368	(47,109)	(0.07)
Interest Rates Non-U.S.	279	(148,277)	(0.23)
Livestock	16	(725)	(0.00) *
Metals	89	183,889	0.29
Softs	94	67,838	0.11

Total futures contracts purchased		621,789	0.98

Futures Contracts Sold
Currencies	190	(155,673)	(0.24)
Energy	139	(125,010)	(0.20)
Grains	78	(29,167)	(0.05)
Indices	233	19,629	0.03
Interest Rates U.S.	48	5,054	0.01
Interest Rates Non-U.S.	540	599,106	0.93
Livestock	2	560	0.00 *
Metals	26	(90,039)	(0.14)
Softs	77	12,099	0.02

Total futures contracts sold		236,559	0.36

Net unrealized appreciation on open futures contracts		$858,348	1.34%

Unrealized Appreciation on Open Forward Contracts
Currencies	$81,157,828	$900,388	1.40%
Metals	58	241,320	0.38

Total unrealized appreciation on open forward contracts		1,141,708	1.78

Unrealized Depreciation on Open Forward Contracts
Currencies	$72,375,905	(822,999)	(1.28)
Metals	64	(263,970)	(0.41)

Total unrealized depreciation on open forward contracts		(1,086,969)	(1.69)

Net unrealized appreciation on open forward contracts		$54,739	0.09%

* Due to rounding.
See accompanying notes to financial statements.

3
6

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

3
7

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment Income:
Interest income	$21,739	$192,095	$849,504
Interest income allocated from the Funds	-	132,455	1,459,938

Total investment income	21,739	324,550	2,309,442

Expenses:
Expenses allocated from the Funds	-	357,071	816,989
Clearing fees related to direct investments (Note 3c)	349,808	225,768	140,756
Ongoing selling agent fees (Notes 3d and 3e)	529,908	1,311,388	2,352,906
General Partner fees (Note 3a)	624,830	835,900	1,237,018
Management fees (Note 3b)	569,583	799,137	1,279,970
Incentive fees (Note 3b)	2,147,999	99,425	451,171
Professional fees	308,588	415,288	487,422

Total expenses	4,530,716	4,043,977	6,766,232

Net investment loss	(4,508,977)	(3,719,427)	(4,456,790)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	13,340,586	(1,749,965)	2,352,160
Net realized gains (losses) on closed contracts allocated from the Funds	-	(1,713,607)	1,853,103
Net change in unrealized gains (losses) on open contracts	(1,714,609)	2,213,664	(1,762,618)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	39,112	299,011

Total trading results	11,625,977	(1,210,796)	2,741,656

Net income (loss)	$7,117,000	$(4,930,223)	$(1,715,134)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$72.54	$(31.69)	$(14.40)

Class D	$90.78	$(32.60)	$(5.98)

Class Z	$100.58	$(26.17)	$1.10

Weighted average Redeemable Units outstanding:
Class A	83,038.9042	115,008.3148	147,125.3669

Class D	4,921.9299	6,165.8878	7,695.7575

Class Z	986.2728	1,502.3373	1,834.5138

* Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

3
8

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2021, 2020 and 2019

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$124,683,920	162,712.3818	$7,368,184	7,839.3400	$1,966,116	2,076.0920	134,018,220	172,627.8138
Subscriptions - Limited Partner s	92,700	119.1810	-	-	27,904	29.4650	120,604	148.6460
Redemptions - General Partner	-	-	-	-	(525,000)	(535.5720)	(525,000)	(535.5720)
Redemptions - Limited Partners	(24,543,188)	(31,771.0660)	(1,109,847)	(1,184.8320)	(37,056)	(39.0870)	(25,690,091)	(32,994.9850)
Net income (loss)	(1,691,092)	-	(43,573)	-	19,531	-	(1,715,134)	-

Partners’ Capital, December 31, 2019	98,542,340	131,060.4968	6,214,764	6,654.5080	1,451,495	1,530.8980	106,208,599	139,245.9028
Redemptions - General Partner	-	-	-	-	(300,000)	(325.3940)	(300,000)	(325.3940)
Redemptions - Limited Partners	(26,476,389)	(37,473.6290)	(741,074)	(829.6260)	(75,779)	(83.3770)	(27,293,242)	(38,386.6320)
Net income (loss)	(4,665,462)	-	(223,602)	-	(41,159)	-	(4,930,223)	-

Partners’ Capital, December 31, 2020	67,400,489	93,586.8678	5,250,088	5,824.8820	1,034,557	1,122.1270	73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(275,000)	(278.9350)	(275,000)	(278.9350)
Redemptions - Limited Partners	(14,065,961)	(18,194.9190)	(2,217,552)	(2,179.8600)	-	-	(16,283,513)	(20,374.7790)
Net income (loss)	6,430,685	-	583,679	-	102,636	-	7,117,000	-

Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628

Net asset value per Redeemable
Unit
:

	Class A	Class D	Class Z

2019:	$751.88	$933.92	$948.13

2020:	$720.19	$901.32	$921.96

2021:	$792.73	$992.10	$1,022.54

See accompanying notes to financial statements.

3
9

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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
As of December 31, 2021, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow Financial International UK Limited (“Mesirow”) had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, AE Capital, FORT, Mesirow and SECOR. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

Prior to their respective terminations, Cambridge Master and SECOR Master had each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Mesirow and SECOR were all parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2021, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.
Partnership’s Investment in the Funds
. Prior to the Partnership’s full redemptions from the Funds, the Partnership carried its investment in the Funds at fair value based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

e.
Partnership’s/Funds’ Derivative Investments.
All commodity interests held by the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are (or in the case of the Funds, were) held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are (or in the case of the Funds, were) included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are (or in the case of the Funds, were) reported in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership does not, and the Funds did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are (or in the case of the Funds, were) included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $720,689 (cost of $718,056) and $975,389 (cost of $972,589) as of December 31, 2021 and 2020, respectively.

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.
Investment Company Status
. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08
“Financial Services—Investment Companies (Topic
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

4
3

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
Effective January 1, 2021, the Partnership pays to DCM a monthly management fee equal to 1/12 of
0.75
% (0.75% per year) of month-end net assets of the Partnership allocated to DCM. Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets of the Partnership allocated to Episteme.
ISAM SM receives a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to ISAM SM. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on the account leverage, of month-end net assets of the Partnership allocated to Millburn.
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
Prior to its termination effective October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of
0.75
% (0.75% per year) of month-end net assets of the Partnership allocated to FORT’s Global Trend Trading Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. Prior to its termination effective December 31, 2020, ADG received a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. Prior to its termination effective December 31, 2020, Aquantum received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital.

4
4

Ceres Tactical Systematic L.P.
Notes to Financial Statements

In addition, effective January 1, 2021, the Partnership is obligated to pay DCM an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by DCM. Effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. The Partnership is obligated to pay ISAM SM an incentive fee, payable quarterly, equal to
25%
of the New Trading Profits earned by ISAM SM. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets previously not held in the Funds’ accounts at MS&Co. and JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2021 and 2020, the amount of cash held by the Partnership for margin requirements was $11,511,892 and $13,791,629, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
4
-week
U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

4
5

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

4
6

Ceres Tactical Systematic L.P.
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were 5,398 and 4,379, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were 276 and 326, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2021 and 2020 were $270,167,253 and $196,255,522, respectively.
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

4
7

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2021 and 2020, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount

December 31, 2021				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,170,180	$(1,311,832)	$858,348	$-	$-	$858,348
Forwards	1,141,708	(1,086,969)	54,739	-	-	54,739

Total assets	$3,311,888	$(2,398,801)	$913,087	$-	$-	$913,087

Liabilities
Futures	$(1,311,832)	$1,311,832	$-	$-	$-	$-
Forwards	(1,086,969)	1,086,969	-	-	-	-

Total liabilities	$(2,398,801)	$2,398,801	$-	$-	$-	$-

Net fair value						$913,087	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2020				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,551,366	$(1,232,532)	$2,318,834	$-	$-	$2,318,834
Forwards	1,174,624	(865,929)	308,695	-	-	308,695

Total assets	$4,725,990	$(2,098,461)	$2,627,529	$-	$-	$2,627,529

Liabilities
Futures	$(1,232,532)	$1,232,532	$-	$-	$-	$-
Forwards	(865,929)	865,929	-	-	-	-

Total liabilities	$(2,098,461)	$2,098,461	$-	$-	$-	$-

Net fair value						$2,627,529	*

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

4
8

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2021 and 2020, respectively.

	December 31, 2021
Assets
Futures Contracts
Currencies	$17,382
Energy	525,149
Grains	221,747
Indices	405,197
Interest Rates U.S.	39,562
Interest Rates Non-U.S.	643,854
Livestock	3,075
Metals	194,765
Softs	119,449

Total unrealized appreciation on open futures contracts	2,170,180

Liabilities
Futures Contracts
Currencies	(212,947)
Energy	(276,058)
Grains	(225,919)
Indices	(178,599)
Interest Rates U.S.	(81,617)
Interest Rates Non-U.S.	(193,025)
Livestock	(3,240)
Metals	(100,915)
Softs	(39,512)

Total unrealized depreciation on open futures contracts	(1,311,832)

Net unrealized appreciation on open futures contracts	$858,348	*

Assets
Forward Contracts
Currencies	$900,388
Metals	241,320

Total unrealized appreciation on open forward contracts	1,141,708

Liabilities
Forward Contracts
Currencies	(822,999)
Metals	(263,970)

Total unrealized depreciation on open forward contracts	(1,086,969)

Net unrealized appreciation on open forward contracts	$54,739	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

4
9

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2021, 2020 and 2019, respectively.

Sector	2021		2020		2019
Currencies	$(610,839)		$(882,066)		$(1,031,337)
Energy	11,006,591		1,918,213		(1,726,062)
Grains	2,268,001		2,475,299		(459,979)
Indices	3,540,100		(6,408,863)		(122,163)
Interest Rates U.S.	(807,159)		821,085		651,819
Interest Rates Non-U.S.	(3,572,828)		1,546,319		4,768,246
Livestock	(301,560)		63,833		(622,434)
Metals	(923,008)		1,946,232		(164,506)
Softs	1,026,679		(1,016,353)		(704,042)

Total	$11,625,977	***	$463,699	***	$589,542	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2021 and 2020, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,170,180	$2,170,180	$-	$-
Forwards	1,141,708	-	1,141,708	-

Total Assets	$3,311,888	$2,170,180	$1,141,708	$-

Liabilities
Futures	$1,311,832	$1,311,832	$-	$-
Forwards	1,086,969	-	1,086,969	-

Total Liabilities	$2,398,801	$1,311,832	$1,086,969	$-

December 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,551,366	$3,551,366	$-	$-
Forwards	1,174,624	-	1,174,624	-

Total Assets	$4,725,990	$3,551,366	$1,174,624	$-

Liabilities
Futures	$1,232,532	$1,232,532	$-	$-
Forwards	865,929	-	865,929	-

Total Liabilities	$2,098,461	$1,232,532	$865,929	$-

6.	Investment in the Funds:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2021.
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
There were no investments in the Funds as of December 31, 2021 and 2020.
Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the year ended December 31, 2020
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

ADG Master	$(25,378)	$(3,901,352)	$(3,926,730)
Aquantum Master	(404,975)	1,636,543	1,231,568
FORT Contrarian Master	49,319	(1,394,605)	(1,345,286)

5
3

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

5
4

Ceres Tactical Systematic L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021			2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z

Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$122.31	$156.08	$156.23	$(1.33)	$(1.70)	$(1.38)	$14.46	$17.41	$17.50
Net investment loss	(49.77)	(65.30)	(55.65)	(30.36)	(30.90)	(24.79)	(28.86)	(23.39)	(16.40)

Increase (decrease) for the year	72.54	90.78	100.58	(31.69)	(32.60)	(26.17)	(14.40)	(5.98)	1.10
Net asset value per Redeemable Unit, beginning of year	720.19	901.32	921.96	751.88	933.92	948.13	766.28	939.90	947.03

Net asset value per Redeemable Unit, end of year	$792.73	$992.10	$1,022.54	$720.19	$901.32	$921.96	$751.88	$933.92	$948.13

	2021			2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(6.4)%	(6.9)%	(5.5)%	(4.3)%	(3.5)%	(2.8)%	(3.8)%	(2.5)%	(1.7)%

Operating expenses	3.4%	3.5%	2.6%	4.6%	3.7%	3.0%	5.3%	4.0%	3.3%
Incentive fees	3.0%	3.4%	2.9%	0.1%	0.1%	0.1%	0.4%	0.3%	0.3%

Total expenses	6.4%	6.9%	5.5%	4.7%	3.8%	3.1%	5.7%	4.3%	3.6%

Total return:
Total return before incentive fees	13.3%	13.7%	14.1%	(4.1)%	(3.4)%	(2.6)%	(1.5)%	(0.3)%	0.5%
Incentive fees	(3.2)%	(3.6)%	(3.2)%	(0.1)%	(0.1)%	(0.2)%	(0.4)%	(0.3)%	(0.4)%

Total return after incentive fees	10.1%	10.1%	10.9%	(4.2)%	(3.5)%	(2.8)%	(1.9)%	(0.6)%	0.1%

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
In the normal course of business, the Partnership is, and the Funds were, parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.0% to 37.5% of the Partnership’s contracts are traded OTC.

5
5

Ceres Tactical Systematic L.P.
Notes to Financial Statements

Futures Contracts
. The Partnership trades, and the Funds traded, futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and (prior to the Partnership’s redemptions from the Funds) the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership records, and the Funds recorded, a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are (or were with respect to the Funds) included in the Partnership’s/Funds’ Statements of Income and Expenses.
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

5
6

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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
The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be or have not been held to maturity.
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
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner
.
5
7

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2021 and 2020 are summarized below:

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021		For the period from April 1, 2021 to June 30, 2021		For the period from January 1, 2021 to March 31, 2021
Total investment income	$7,244	$	6,284	$	1,882	$	6,329
Total expenses	(525,406)		(1,323,129)		(1,461,726)		(1,220,455)
Total trading results	(2,264,109)		3,138,442		6,318,701		4,432,943

Net income (loss)	$(2,782,271)	$	1,821,597	$	4,858,857	$	3,218,817

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(33.61)	$	21.23	$	51.85	$	33.07

Class D	$(42.06)	$	26.57	$	64.89	$	41.38

Class Z	$(41.34)	$	29.29	$	68.48	$	44.15

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020		For the period from April 1, 2020 to June 30, 2020		For the period from January 1, 2020 to March 31, 2020
Total investment income	$13,130	$	17,374	$	21,756	$	272,290
Total expenses	(832,556)		(801,091)		(1,091,261)		(1,319,069)
Total trading results	4,045,661		1,121,762		(3,470,258)		(2,907,961)

Net income (loss)	$3,226,235	$	338,045	$	(4,539,763)	$	(3,954,740)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$29.87	$	2.25	$	(34.96)	$	(28.85)

Class D	$37.92	$	3.36	$	(40.86)	$	(33.02)

Class Z	$40.46	$	5.08	$	(39.92)	$	(31.79)

5
8

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
.
Not applicable.
Item 9A.
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
and
15d-15(e)
under the Exchange Act) as of December 31, 2021 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
The report included in “Item 8.
Financial Statements and Supplementary Data
.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Effective February 25, 2022, Etsuko Jennings resigned as a director of the General Partner.

5
9

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
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
Patrick T. Egan
, age 53, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day
operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.
Steven Ross
, age 50, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.
Matthew R. Graver,
age 54, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.
Item 11.
Executive Compensation
.
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
month-end
net assets.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2022, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2021:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	704.5560	83.56%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490	Redeemable Units

* No one principal owns more than 1% of the Redeemable Units.
(c)
Changes in control
. None.
Item 13.
Certain Relationships and Related Transactions and Director Independence
.
(a)
Transactions with related persons.
None.
(b)
Review, approval or ratification of transactions with related persons.
Not applicable.
(c)
Promoters and certain control persons
. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation
S-K.
The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1.
Business,
” “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”
Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years ended December 31, 2021 and 2020 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
2021        $81,583
2020        $158,739
(2)
Audit-Related Fees
. None.
(3) Tax Fees. The Partnership did not pay EY any amounts in 2021 and 2020 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV
Item 15.
Exhibits and Financial Statement Schedules
.
(1) Financial Statements:
 Statements of Financial Condition at December 31, 2021 and 2020.
 Condensed Schedules of Investments at December 31, 2021 and 2020.
 Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019.
 Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019.
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

3.3	Amended and Restated Limited Partnership Agreement dated November 22, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

4.1	Description of Securities (filed as Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2021 and incorporated herein by reference).

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

(b)
Amendment to the Amended and Restated Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner, and Morgan Stanley Wealth Management (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

10.10	Form of Subscription Agreement (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner, and JE Moody (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2013 and incorporated herein by reference).

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

10.13	Management Agreement among the Partnership, the General Partner and Cambridge (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2015 and incorporated herein by reference).

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

(d)
Amendment to the Management Agreement among the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited and ISAM SM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2021 and incorporated herein by reference).

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

(b)
Amendment to the Alternative Investment Selling Agent Agreement by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. and Harbor Investment Advisory LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

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

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.41	Management Agreement among the Partnership, the General Partner, and Millburn (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2020 and incorporated herein by reference).

10.42	Management Agreement among the Partnership, the General Partner, and Episteme (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).

10.43	Management Agreement among the Partnership, the General Partner, and DCM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation
S-K
are incorporated herein by reference:
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
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
Date: March 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2022	Date: March 24, 2022

/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Ceres Managed Futures LLC
Date: March 24, 2022
Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
Annual Report to Limited Partners
No proxy material has been sent to limited partners.

66