Form 10-Q
period 2022-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2022-05-11
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

     No
X

As of April 30, 2022, 71,807.0318 Limited Partnership Class A Redeemable Units were outstanding, 3,489.3280 Limited Partnership Class D Redeemable Units were outstanding, and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Equity in trading account:
Unrestricted cash	$55,814,616	$52,983,597
Restricted cash	12,519,651	11,511,892
Net unrealized appreciation on open futures contracts	2,009,813	858,348
Net unrealized appreciation on open forward contracts	981,710	54,739

Total equity in trading account	71,325,790	65,408,576

Interest receivable	8,461	1,852

Total assets	$71,334,251	$65,410,428

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$43,968	$40,278
Management fees	43,594	36,981
Incentive fees	1,293,719	-
General Partner fees	51,848	47,545
Professional fees	184,537	165,264
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	700,071	776,739

Total liabilities	2,317,737	1,166,807

Partners’ Capital:
General Partner, Class Z, 704.5560 Redeemable Units outstanding at March 31, 2022 and December 31, 2021	804,728	720,433
Limited Partners, Class A, 72,633.9968 and 75,391.9488 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	64,193,977	59,765,213
Limited Partners, Class D, 3,489.3280 and 3,645.0220 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively	3,859,462	3,616,215
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at March 31, 2022 and December 31, 2021	158,347	141,760

Total partners’ capital (net asset value)	69,016,514	64,243,621

Total liabilities and partners’ capital	$71,334,251	$65,410,428

Net asset value per Redeemable Unit:
Class A	$883.80	$792.73

Class D	$1,106.08	$992.10

Class Z	$1,142.18	$1,022.54

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
March 31, 2022
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	120	$ 41,446	0.06%
Energy	156	134,755	0.19
Grains	362	107,931	0.15
Indices	443	65,839	0.09
Interest Rates U.S.	156	(258,094)	(0.37)
Interest Rates Non-U.S.	215	(416,435)	(0.60)
Livestock	29	45,220	0.07
Metals	142	56,039	0.08
Softs	130	157,293	0.23

Total futures contracts purchased		(66,006)	(0.10)

Futures Contracts Sold
Currencies	54	9,643	0.01
Energy	58	205,104	0.29
Grains	19	20,838	0.03
Indices	367	17,732	0.03
Interest Rates U.S.	235	640,453	0.93
Interest Rates Non-U.S.	1,425	1,272,552	1.84
Livestock	16	(17,205)	(0.02)
Metals	25	(24,060)	(0.03)
Softs	37	(49,238)	(0.07)

Total futures contracts sold		2,075,819	3.01

Net unrealized appreciation on open futures contracts		$ 2,009,813	2.91%

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 131,774,913	$ 2,878,930	4.17%
Metals	62	681,528	0.99

Total unrealized appreciation on open forward contracts		3,560,458	5.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 109,429,340	(2,266,707)	(3.28)
Metals	42	(312,041)	(0.45)

Total unrealized depreciation on open forward contracts		(2,578,748)	(3.73)

Net unrealized appreciation on open forward contracts		$ 981,710	1.43%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2021

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$ (39,892)	(0.06)%
Energy	179	374,101	0.58
Grains	393	24,995	0.04
Indices	315	206,969	0.32
Interest Rates U.S.	368	(47,109)	(0.07)
Interest Rates Non-U.S.	279	(148,277)	(0.23)
Livestock	16	(725)	(0.00	) *
Metals	89	183,889	0.29
Softs	94	67,838	0.11

Total futures contracts purchased		621,789	0.98

Futures Contracts Sold
Currencies	190	(155,673)	(0.24)
Energy	139	(125,010)	(0.20)
Grains	78	(29,167)	(0.05)
Indices	233	19,629	0.03
Interest Rates U.S.	48	5,054	0.01
Interest Rates Non-U.S.	540	599,106	0.93
Livestock	2	560	0.00	*
Metals	26	(90,039)	(0.14)
Softs	77	12,099	0.02

Total futures contracts sold		236,559	0.36

Net unrealized appreciation on open futures contracts		$ 858,348	1.34%

Unrealized Appreciation on Open Forward Contracts
Currencies	$ 81,157,828	$ 900,388	1.40%
Metals	58	241,320	0.38

Total unrealized appreciation on open forward contracts		1,141,708	1.78

Unrealized Depreciation on Open Forward Contracts
Currencies	$ 72,375,905	(822,999)	(1.28)
Metals	64	(263,970)	(0.41)

Total unrealized depreciation on open forward contracts		(1,086,969)	(1.69)

Net unrealized appreciation on open forward contracts		$ 54,739	0.09%

*	Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income	$ 11,958	$ 6,329

Expenses:
Clearing fees related to direct investments	70,327	105,319
Ongoing selling agent fees	126,024	136,031
General Partner fees	148,573	160,462
Management fees	127,297	150,308
Incentive fees	1,293,719	570,288
Professional fees	73,980	98,047

Total expenses	1,839,920	1,220,455

Net investment loss	(1,827,962)	(1,214,126)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,992,102	4,726,641
Net change in unrealized gains (losses) on open contracts	2,074,792	(293,698)

Total trading results	9,066,894	4,432,943

Net income (loss)	$ 7,238,932	$ 3,218,817

Net income (loss) per Redeemable Unit*:
Class A	$ 91.07	$ 33.07

Class D	$ 113.98	$ 41.38

Class Z	$ 119.64	$ 44.15

Weighted average Redeemable Units outstanding:
Class A	74,344.2975	91,004.7778

Class D	3,541.2260	5,824.8820

Class Z	843.1920	1,122.1270

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(5,846,726)	(7,982.4160)	(56,562)	(60.0000)	-	-	(5,903,288)	(8,042.4160)
Net income (loss)	2,928,242	-	241,029	-	49,546	-	3,218,817	-

Partners’ Capital, March 31, 2021	$64,482,005	85,604.4518	$5,434,555	5,764.8820	$909,103	940.9880	$70,825,663	92,310.3218

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(2,309,291)	(2,757.9520)	(156,748)	(155.6940)	-	-	(2,466,039)	(2,913.6460)
Net income (loss)	6,738,055	-	399,995	-	100,882	-	7,238,932	-

Partners’ Capital, March 31, 2022	$64,193,977	72,633.9968	$3,859,462	3,489.3280	$963,075	843.1920	$69,016,514	76,966.5168

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
During the reporting periods ended March 31, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2022, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, FORT. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
ISAM SM trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme. Effective January 1, 2020, Millburn trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 2 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage maybe increased or decreased in the future but may not exceed 2 times the amount of assets allocated.
The Partnership entered into futures brokerage account agreements and foreign exchange prime brokerage account agreements with MS&Co. The Partnership pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”).
The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of adjusted month-end
net assets for Class A and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2022 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.
The General Partner fees paid by the Partnership to the General Partner for all limited partners is equal to a monthly rate of 1/12 of 0.875% (a 0.875% annual rate) of the adjusted month-end
net assets per Class.
The General Partner fees, management fees,
incentive
fees and professional fees of the Partnership are allocated proportionally to each Class based on the net asset value of the Class.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2022 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2022 and 2021. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2022 and 2021, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
Partnership’s Derivative Investments.
All commodity interests held by the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date, and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in,
first-out
method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.
The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.
Partnership’s Cash.
The Partnership’s restricted cash is equal to the
cash
portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2022 and December 31, 2021, the amount of cash held for margin requirements was $12,519,651 and $11,511,892, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(996,880) (proceeds of $995,869) and $720,689 (cost of $718,056) as of March 31, 2022 and December 31, 2021, respectively.

Ceres Tactical Systematic L.P.
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
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021

	Class A		Class D		Class Z		Class A		Class D		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$113.98		$142.57		$147.35		$45.26		$56.65		$58.01
Net investment loss	(22.91)		(28.59)		(27.71)		(12.19)		(15.27)		(13.86)

Increase (decrease) for the period	91.07		113.98		119.64		33.07		41.38		44.15
Net asset value per Redeemable Unit, beginning of period	792.73		992.10		1,022.54		720.19		901.32		921.96

Net asset value per Redeemable Unit, end of period	$883.80		$1,106.08		$1,142.18		$753.26		$942.70		$966.11

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021

	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3	) %	(5.2	) %	(4.5	) %	(4.5	) %	(4.4	) %	(3.6	) %

Operating expenses	3.4%		3.4%		2.6%		3.7%		3.7%		2.9%
Incentive fees	2.0%		2.0%		2.0%		0.8%		0.8%		0.8%

Total expenses	5.4%		5.4%		4.6%		4.5%		4.5%		3.7%

Total return:
Total return before incentive fees	13.5%		13.5%		13.8%		5.4%		5.4%		5.6%
Incentive fees	(2.0	) %	(2.0	) %	(2.1	) %	(0.8	) %	(0.8	) %	(0.8	) %

Total return after incentive fees	11.5%		11.5%		11.7%		4.6%		4.6%		4.8%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.

4.	Trading Activities:
The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.
The Partnership’s customer agreement with MS&Co. and foreign exchange brokerage account agreements give the Partnership the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition as the criteria under ASC
210-20,
“
Balance Sheet
,” have been met.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership engages in such trading through commodity brokerage accounts maintained with MS&Co.
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2022 and 2021 were 4,127 and 6,864, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2022 and 2021 were 151 and 323, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the three months ended March 31, 2022 and 2021 were $249,437,160 and $268,357,647, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,112,477	$(2,102,664)	$2,009,813	$-	$-	$2,009,813
Forwards	3,560,458	(2,578,748)	981,710	-	-	981,710

Total assets	$7,672,935	$(4,681,412)	$2,991,523	$-	$-	$2,991,523

Liabilities
Futures	$(2,102,664)	$2,102,664	$-	$-	$-	$-
Forwards	(2,578,748)	2,578,748	-	-	-	-

Total liabilities	$(4,681,412)	$4,681,412	$-	$-	$-	$-

Net fair value						$2,991,523	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,170,180	$(1,311,832)	$858,348	$-	$-	$858,348
Forwards	1,141,708	(1,086,969)	54,739	-	-	54,739

Total assets	$3,311,888	$(2,398,801)	$913,087	$-	$-	$913,087

Liabilities
Futures	$(1,311,832)	$1,311,832	$-	$-	$-	$-
Forwards	(1,086,969)	1,086,969	-	-	-	-

Total liabilities	$(2,398,801)	$2,398,801	$-	$-	$-	$-

Net fair value						$913,087	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of March 31, 2022 and December 31, 2021, respectively.

March 31, 2022
Assets
Futures Contracts
Currencies	$88,026
Energy	727,670
Grains	465,298
Indices	381,687
Interest Rates U.S.	672,703
Interest Rates Non-U.S.	1,409,201
Livestock	51,230
Metals	143,831
Softs	172,831

Total unrealized appreciation on open futures contracts	4,112,477

Liabilities
Futures Contracts
Currencies	(36,937)
Energy	(387,811)
Grains	(336,529)
Indices	(298,116)
Interest Rates U.S.	(290,344)
Interest Rates Non-U.S.	(553,084)
Livestock	(23,215)
Metals	(111,852)
Softs	(64,776)

Total unrealized depreciation on open futures contracts	(2,102,664)

Net unrealized appreciation on open futures contracts	$2,009,813 *

Assets
Forward Contracts
Currencies	$2,878,930
Metals	681,528

Total unrealized appreciation on open forward contracts	3,560,458

Liabilities
Forward Contracts
Currencies	(2,266,707)
Metals	(312,041)

Total unrealized depreciation on open forward contracts	(2,578,748)

Net unrealized appreciation on open forward contracts	$981,710 **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
	March 31,
Sector	2022	2021
Currencies	$ 230,392	$ 237,955
Energy	4,082,202	4,805,562
Grains	1,704,941	885,086
Indices	475,537	3,253,130
Interest Rates U.S.	119,008	(2,958,126)
Interest Rates Non-U.S.	2,112,906	(1,558,125)
Livestock	(37,125)	105,430
Metals	532,624	(311,410)
Softs	(153,591)	(26,559)

Total	$ 9,066,894 ***	$ 4,432,943 ***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s Fair Value Measurements
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$ 4,112,477	$ 4,112,477	$ -	$	-
Forwards	3,560,458	-	3,560,458		-

Total Assets	$ 7,672,935	$ 4,112,477	$ 3,560,458	$	-

Liabilities
Futures	$ 2,102,664	$ 2,102,664	$ -	$	-
Forwards	2,578,748	-	2,578,748		-

Total Liabilities	$ 4,681,412	$ 2,102,664	$ 2,578,748	$	-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$ 2,170,180	$ 2,170,180	$ -	$	-
Forwards	1,141,708	-	1,141,708		-

Total Assets	$ 3,311,888	$ 2,170,180	$ 1,141,708	$	-

Liabilities
Futures	$ 1,311,832	$ 1,311,832	$ -	$	-
Forwards	1,086,969	-	1,086,969		-

Total Liabilities	$ 2,398,801	$ 1,311,832	$ 1,086,969	$	-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.6% to 31.9% of the Partnership’s contracts are traded OTC.
Futures Contracts.
The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s Statements of Income and Expenses.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

Forward Foreign Currency Contracts.
Forward foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Partnership’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s Statements of Income and Expenses.
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership are cash-settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s Statements of Income and Expenses.
Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to market risk equal to the value of the futures and forward contracts held and unlimited liability on such contracts sold short.
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is (was) not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is or was an exchange or clearing organization.
The General Partner monitors and attempts to mitigate the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has or had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may or may have been subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be or have not been held to maturity.
The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide or provided general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The General Partner consider the risk of any future obligation relating to these indemnifications to be remote.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

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
On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned
forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s/Trading Company’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership/Trading Company and the performance of their investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

7.	Subsequent Events:
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2022.
The Partnership’s investment in futures, forwards and options may or could have been, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating their futures or option contracts and result in restrictions on redemptions.
There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.
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
For the three months ended March 31, 2022, the Partnership’s capital increased 7.4% from $64,243,621 to $69,016,514. This increase was attributable to a net income of $7,238,932, which was partially offset by redemptions of 2,757.9520 Class A limited partner Redeemable Units totaling $2,309,291 and redemptions of 155.6940 Class D limited partner Redeemable Units totaling $156,748. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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
The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations
During the Partnership’s first quarter of 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 11.5% from $792.73 to $883.80 as compared to an increase of 4.6% in the same period of 2021. During the Partnership’s first quarter of 2022, the Partnership’s net asset value per Class D Redeemable Unit increased 11.5% from $992.10 to $1,106.08 as compared to an increase of 4.6% in the same period of 2021. During the Partnership’s first quarter of 2022, the Partnership’s net asset value per Class Z Redeemable Unit increased 11.7% from $1,022.54 to $1,142.18 as compared to an increase of 4.8% in the same period of 2021. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $9,066,894. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and
non-U.S.
interest rates and metals and were partially offset by losses in livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2021 of $4,432,943. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices and livestock and were partially offset by losses in U.S. interest rates,
non-U.S.
interest rates, metals and softs.
During the first quarter, the most significant gains were achieved within the energy markets during January, February, and March from long positions in crude oil futures as prices surged amid concerns Russia’s invasion of Ukraine would curtail global crude oil production. Gains within the global fixed income sector were recorded during January and February from short positions in European fixed income futures and during March from short positions in U.S. Treasury note futures as global central banks weighed increasing interest rates to combat inflation. Further gains were experienced within the agricultural markets during January and February from long positions in corn and soybean futures as prices advanced amid fears Ukrainian grain exports would be cut off from the global marketplace. Within the metals, gains were achieved during February and March from long positions in gold futures as the prospect of a war between Russia and Ukraine spurred investor demand for precious metals. Gains in the metals sector were also recorded throughout a majority of the quarter from long positions in nickel futures. Additional gains were recorded during March from short positions in Asian equity index futures as global geopolitical tensions and renewed outbreaks of the COVID virus in China stoked concerns for the region’s economy.

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
The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three months ended March 31, 2022 increased by $5,629 as compared to the corresponding period in 2021. The increase in interest income was primarily due to higher
4-week
U.S. Treasury bill discount rates during the three months ended March 31, 2022 as compared to the corresponding period in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2022 decreased by $34,992 as compared to the corresponding period in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2022 decreased by $10,007 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2022 decreased by $11,889 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2022 decreased by $23,011 as compared to the corresponding period in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2022 as compared to the corresponding period in 2021.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2022 and 2021 resulted in incentive fees of $1,293,719 and $570,288, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2022 and December 31, 2021, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)	December 31, 2021	December 31, 2021 (percentage of Partners’ Capital)
DCM	$18,007,239	26%	$15,785,144	25%
Episteme	$16,277,035	24%	$15,109,850	24%
ISAM SM	$17,606,965	26%	$13,823,594	21%
Millburn	$14,828,969	21%	$14,163,267	22%
Unallocated	$2,296,306	3%	$5,361,766	8%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of March 31, 2022, DCM, Episteme, ISAM SM and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of March 31, 2022 and December 31, 2021. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of March 31, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended March 31, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of March 31, 2022, the Partnership’s total capitalization was $69,016,514.

		March 31, 2022

			Three Months Ended March 31, 2022
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,290,949	4.77%	$5,174,957	$2,738,460	$4,123,941
Energy	1,144,934	1.66	2,759,364	438,717	1,616,798
Grains	1,054,907	1.53	1,157,974	693,990	916,553
Indices	2,534,158	3.67	3,085,329	1,718,987	2,251,591
Interest Rates U.S.	826,334	1.20	1,179,840	294,781	763,417
Interest Rates Non-U.S.	1,881,777	2.73	2,420,732	873,360	1,722,957
Livestock	88,798	0.13	115,528	11,205	72,825
Metals	1,068,763	1.55	1,117,235	713,575	974,987
Softs	412,037	0.60	1,266,142	266,254	755,590

Total	$12,302,657	17.84%

*	Average of daily Values at Risk.
As of December 31, 2021, the Partnership’s total capitalization was $64,243,621.

		December 31, 2021

			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,820,937	5.95%	$5,682,259	$2,869,950	$4,543,583
Energy	1,061,964	1.65	3,477,833	460,362	2,243,824
Grains	683,308	1.06	959,613	212,085	553,742
Indices	2,228,067	3.47	6,329,410	1,408,841	2,914,081
Interest Rates U.S.	649,202	1.01	1,574,351	233,358	902,416
Interest Rates Non-U.S.	1,508,717	2.35	3,865,774	896,905	2,709,654
Livestock	33,935	0.05	103,180	6,710	55,202
Metals	971,091	1.51	2,479,421	507,856	1,444,822
Softs	393,462	0.61	986,138	234,408	536,427

Total	$11,350,683	17.66%

*	Annual average of daily Values at Risk.

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
and
15d-15(e)
under the Exchange Act) as of March 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled
State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2022, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	1,177.1170	$804.45	155.6940	$1,006.77	N/A	N/A
February 1, 2022 -February 28, 2022	788.7200	$839.70	N/A	N/A	N/A	N/A
March 1, 2022 - March 31, 2022	792.1150	$883.80	N/A	N/A	N/A	N/A
	2,757.9520	$837.32	155.6940	$1,006.77

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
outbreak that occurred after December 31, 2020 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

104 . Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.