Form 10-Q
period 2022-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2022-08-11
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of July 31, 2022, 70,636.7018
 Limited Partnership
Class A Redeemable Units were outstanding, 3,489.3280 Limited Partnership Class D Redeemable Units were outstanding, and 138.6360 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$57,564,696	$52,983,597
Restricted cash	13,157,598	11,511,892
Net unrealized appreciation on open futures contracts	1,743,651	858,348
Net unrealized appreciation on open forward contracts	-	54,739

Total equity in trading account	72,465,945	65,408,576

Interest receivable	47,962	1,852

Total assets	$72,513,907	$65,410,428

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$149,443	$-
Accrued expenses:
Ongoing selling agent fees	44,586	40,278
Management fees	47,034	36,981
Incentive fees	1,085,262	-
General Partner fees	52,606	47,545
Professional fees	175,081	165,264
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	278,122	776,739

Total liabilities	1,832,134	1,166,807
Partners’ Capital:
General Partner, Class Z, 704.5560 Redeemable Units outstanding at June 30, 2022 and December 31, 2021	841,718	720,433
Limited Partners, Class A, 71,147.8068 and 75,391.9488 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	65,645,271	59,765,213
Limited Partners, Class D, 3,489.3280 and 3,645.0220 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively	4,029,159	3,616,215
Limited Partners, Class Z, 138.6360 Redeemable Units outstanding at June 30, 2022 and December 31, 2021	165,625	141,760

Total partners’ capital (net asset value)	70,681,773	64,243,621

Total liabilities and partners’ capital	$72,513,907	$65,410,428

Net asset value per Redeemable Unit:
Class A	$922.66	$792.73

Class D	$1,154.71	$992.10

Class Z	$1,194.68	$1,022.54

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2022
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	181	$(248,525)	(0.35)%
Energy	248	(751,773)	(1.06)
Grains	98	(290,910)	(0.41)
Indices	158	(166,809)	(0.24)
Interest Rates U.S.	45	72,203	0.10
Interest Rates Non-U.S.	851	1,083,480	1.53
Livestock	3	(950)	(0.00) *
Metals	27	(73,943)	(0.10)
Softs	51	(27,437)	(0.04)

Total futures contracts purchased		(404,664)	(0.57)

Futures Contracts Sold
Currencies	137	54,606	0.08
Energy	126	986,491	1.40
Grains	145	138,200	0.19
Indices	296	124,062	0.17
Interest Rates U.S.	183	(63,051)	(0.09)
Interest Rates Non-U.S.	369	237,018	0.34
Livestock	23	(8,345)	(0.01)
Metals	147	588,255	0.83
Softs	149	91,079	0.13

Total futures contracts sold		2,148,315	3.04

Net unrealized appreciation on open futures contracts		$1,743,651	2.47%

Unrealized Appreciation on Open Forward Contracts
Currencies	$95,918,557	$1,547,011	2.19%
Metals	67	760,796	1.08

Total unrealized appreciation on open forward contracts		2,307,807	3.27

Unrealized Depreciation on Open Forward Contracts
Currencies	$92,957,857	(1,523,557)	(2.16)
Metals	57	(933,693)	(1.32)

Total unrealized depreciation on open forward contracts		(2,457,250)	(3.48)

Net unrealized depreciation on open forward contracts		$(149,443)	(0.21)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(
Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$87,657	$1,882	$99,615	$8,211

Expenses:
Clearing fees related to direct investments	74,221	88,245	144,548	193,564
Ongoing selling agent fees	135,657	138,346	261,681	274,377
General Partner fees	160,027	162,977	308,600	323,439
Management fees	143,029	152,580	270,326	302,888
Incentive fees	974,502	832,695	2,268,221	1,402,983
Professional fees	60,740	86,883	134,720	184,930

Total expenses	1,548,176	1,461,726	3,388,096	2,682,181

Net investment loss	(1,460,519)	(1,459,844)	(3,288,481)	(2,673,970)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,900,959	7,743,582	12,893,061	12,470,223
Net change in unrealized gains (losses) on open contracts	(1,390,690)	(1,424,881)	684,102	(1,718,579)

Total trading results	4,510,269	6,318,701	13,577,163	10,751,644

Net income (loss)	$3,049,750	$4,858,857	$10,288,682	$8,077,674

Net income (loss) per Redeemable Unit*:
Class A	$38.86	$51.85	$129.93	$84.92

Class D	$48.63	$64.89	$162.61	$106.27

Class Z	$52.50	$68.48	$172.14	$112.63

Weighted average Redeemable Units outstanding:
Class A	71,963.4235	84,339.0498	73,153.8605	87,671.9138

Class D	3,489.3280	5,361.1683	3,515.2770	5,593.0252

Class Z	843.1920	940.9880	843.1920	1,031.5575

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(9,593,891)	(12,663.5760)	(1,280,081)	(1,271.1410)	-	-	(10,873,972)	(13,934.7170)
Net income (loss)	7,345,387	-	618,308	-	113,979	-	8,077,674	-

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208

Partners’ Capital, March 31, 2021	$64,482,005	85,604.4518	$5,434,555	5,764.8820	$909,103	940.9880	$70,825,663	92,310.3218
Redemptions - Limited Partners	(3,747,165)	(4,681.1600)	(1,223,519)	(1,211.1410)	-	-	(4,970,684)	(5,892.3010)
Net income (loss)	4,417,145	-	377,279	-	64,433	-	4,858,857	-

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(3,693,782)	(4,244.1420)	(156,748)	(155.6940)	-	-	(3,850,530)	(4,399.8360)
Net income (loss)	9,573,840	-	569,692	-	145,150	-	10,288,682	-

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268

Partners’ Capital, March 31, 2022	$64,193,977	72,633.9968	$3,859,462	3,489.3280	$963,075	843.1920	$69,016,514	76,966.5168
Redemptions - Limited Partners	(1,384,491)	(1,486.1900)	-	-	-	-	(1,384,491)	(1,486.1900)
Net income (loss)	2,835,785	-	169,697	-	44,268	-	3,049,750	-

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268

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
During the reporting periods ended June 30, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2022, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, FORT. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2022 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
Use of Estimates
. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ fro
m these estimates, and those differences could be material.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2022 and 2021, the Partnership carried no debt, and all of the Partners hip’s i
nvestments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $13,157,598 and $11,511,892, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(285,315) (proceeds of $290,929) and $720,689 (cost of $718,056) as of June 30, 2022 and December 31, 2021, respectively.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

Income Taxes.
Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax retur ns are
currently under examination. The 2018 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update
2013-08
“Financial
Services—Investment Companies (Topic 946): Amendments to the Scope, M
easu
rement and Disclosure Requirements”
and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.
Net Income (Loss) per Redeemable Unit.
Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “
Financial Services-Investment Companies
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to t
he P
artnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$57.76	$72.13	$74.47	$67.62	$85.92	$86.59	$171.81	$214.74	$221.82	$112.75	$142.33	$144.22
Net investment loss	(18.90)	(23.50)	(21.97)	(15.77)	(21.03)	(18.11)	(41.88)	(52.13)	(49.68)	(27.83)	(36.06)	(31.59)

Increase (decrease) for the period	38.86	48.63	52.50	51.85	64.89	68.48	129.93	162.61	172.14	84.92	106.27	112.63
Net asset value per Redeemable Unit, beginning of period	883.80	1,106.08	1,142.18	753.26	942.70	966.11	792.73	992.10	1,022.54	720.19	901.32	921.96

Net asset value per Redeemable Unit, end of period	$922.66	$1,154.71	$1,194.68	$805.11	$1,007.59	$1,034.59	$922.66	$1,154.71	$1,194.68	$805.11	$1,007.59	$1,034.59

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(4.2)%	(3.4)%	(4.7)%	(4.9)%	(3.8)%	(6.3)%	(6.3)%	(5.5)%	(5.5)%	(5.7)%	(4.7)%

Operating expenses	3.3%	3.2%	2.5%	3.5%	3.6%	2.7%	3.3%	3.3%	2.5%	3.6%	3.7%	2.8%
Incentive fees	1.4%	1.4%	1.4%	1.2%	1.3%	1.1%	3.3%	3.3%	3.3%	1.9%	2.1%	1.9%

Total expenses	4.7%	4.6%	3.9%	4.7%	4.9%	3.8%	6.6%	6.6%	5.8%	5.5%	5.8%	4.7%

Total return:
Total return before incentive fees	5.8%	5.8%	6.0%	8.1%	8.2%	8.3%	20.0%	20.0%	20.5%	13.8%	13.9%	14.2%
Incentive fees	(1.4)%	(1.4)%	(1.4)%	(1.2)%	(1.3)%	(1.2)%	(3.6)%	(3.6)%	(3.7)%	(2.0)%	(2.1)%	(2.0)%

Total return after incentive fees	4.4%	4.4%	4.6%	6.9%	6.9%	7.1%	16.4%	16.4%	16.8%	11.8%	11.8%	12.2%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were 3,861 and 5,894, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were 3,994 and 6,379, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were 152 and 315, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were 152 and 319, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2022 and 2021 were $232,792,066 and $261,133,085, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2022 and 2021 were $241,114,613 and $264,745,366, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,681,230	$(2,937,579)	$1,743,651	$-	$-	$1,743,651
Forwards	2,307,807	(2,307,807)	-	-	-	-

Total assets	$6,989,037	$(5,245,386)	$1,743,651	$-	$-	$1,743,651

Liabilities
Futures	$(2,937,579)	$2,937,579	$-	$-	$-	$-
Forwards	(2,457,250)	2,307,807	(149,443)	-	149,443	-

Total liabilities	$(5,394,829)	$5,245,386	$(149,443)	$-	$149,443	$-

Net fair value						$1,743,651	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,170,180	$(1,311,832)	$858,348	$-	$-	$858,348
Forwards	1,141,708	(1,086,969)	54,739	-	-	54,739

Total assets	$3,311,888	$(2,398,801)	$913,087	$-	$-	$913,087

Liabilities
Futures	$(1,311,832)	$1,311,832	$-	$-	$-	$-
Forwards	(1,086,969)	1,086,969	-	-	-	-

Total liabilities	$(2,398,801)	$2,398,801	$-	$-	$-	$-

Net fair value						$913,087	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
Assets
Futures Contracts
Currencies	$87,218
Energy	1,538,034
Grains	256,673
Indices	271,978
Interest Rates U.S.	170,840
Interest Rates Non-U.S.	1,609,813
Livestock	6,758
Metals	601,024
Softs	138,892

Total unrealized appreciation on open futures contracts	4,681,230

Liabilities
Futures Contracts
Currencies	(281,137)
Energy	(1,303,316)
Grains	(409,383)
Indices	(314,725)
Interest Rates U.S.	(161,688)
Interest Rates Non-U.S.	(289,315)
Livestock	(16,053)
Metals	(86,712)
Softs	(75,250)

Total unrealized depreciation on open futures contracts	(2,937,579)

Net unrealized appreciation on open futures contracts	$1,743,651	*

Assets
Forward Contracts
Currencies	$1,547,011
Metals	760,796

Total unrealized appreciation on open forward contracts	2,307,807

Liabilities
Forward Contracts
Currencies	(1,523,557)
Metals	(933,693)

Total unrealized depreciation on open forward contracts	(2,457,250)

Net unrealized depreciation on open forward contracts	$(149,443)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2022		2021		2022		2021
Currencies	$1,070,963		$(794,396)		$1,301,355		$(556,441)
Energy	2,286,155		1,848,784		6,368,357		6,654,346
Grains	(645,158)		1,558,000		1,059,783		2,443,086
Indices	(14,556)		874,854		460,981		4,127,984
Interest Rates U.S.	(899,499)		1,550,601		(780,491)		(1,407,525)
Interest Rates Non-U.S.	2,812,047		694,999		4,924,953		(863,126)
Livestock	(187,870)		(111,839)		(224,995)		(6,409)
Metals	643,757		678,151		1,176,381		366,741
Softs	(555,570)		19,547		(709,161)		(7,012)

Total	$4,510,269	***	$6,318,701	***	$13,577,163	***	$10,751,644	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,681,230	$4,681,230	$-	$-
Forwards	2,307,807	-	2,307,807	-

Total Assets	$6,989,037	$4,681,230	$2,307,807	$-

Liabilities
Futures	$2,937,579	$2,937,579	$-	$-
Forwards	2,457,250	-	2,457,250	-

Total Liabilities	$5,394,829	$2,937,579	$2,457,250	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,170,180	$2,170,180	$-	$-
Forwards	1,141,708	-	1,141,708	-

Total Assets	$3,311,888	$2,170,180	$1,141,708	$-

Liabilities
Futures	$1,311,832	$1,311,832	$-	$-
Forwards	1,086,969	-	1,086,969	-

Total Liabilities	$2,398,801	$1,311,832	$1,086,969	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 17.4% to 34.6% of the Partnership’s contracts are traded OTC.
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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
Liquidity and Capital Resources
The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2022.
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
For the six months ended June 30, 2022, the Partnership’s capital increased 10.0% from $64,243,621 to $70,681,773. This increase was attributable to a net income of $10,288,682, which was partially offset by redemptions of 4,244.1420 Class A limited partner Redeemable Units totaling $3,693,782 and redemptions of 155.6940 Class D limited partner Redeemable Units totaling $156,748. Future redemptions can impact the amount of funds available for investment in subsequent periods.
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

Results of Operations
During the Partnership’s second quarter of 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 4.4% from $883.80 to $922.66 as compared to an increase of 6.9% in the same period of 2021. During the Partnership’s second quarter of 2022, the Partnership’s net asset value per Class D Redeemable Unit increased 4.4% from $1,106.08 to $1,154.71 as compared to an increase of 6.9% in the same period of 2021. During the Partnership’s second quarter of 2022, the Partnership’s net asset value per Class Z Redeemable Unit increased 4.6% from $1,142.18 to $1,194.68 as compared to an increase of 7.1% in the same period of 2021. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $4,510,269. Gains were primarily attributable to the Partnership’s trading in currencies, energy,
non-U.S.
interest rates and metals and were partially offset by losses in grains, indices, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2021 of $6,318,701. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices, U.S. and
non-U.S.
interest rates, metals and softs and were partially offset by losses in currencies and livestock.
During the second quarter, the most significant gains were achieved within the energy markets during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Within the global fixed income sector, gains were recorded during April from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. Additional gains in the global fixed income sector were recorded during June from short positions in European, Canadian and British fixed income futures. Within the currency sector, gains were experienced during April from short positions in the euro versus the U.S. dollar as the Eurozone currency weakened as the Russian invasion of Ukraine spurred fears for the strength of the region’s economy. Further gains were achieved within the metals during June from short positions in copper futures as a resurgence of
COVID-19
lockdowns in China threatened global industrial metal demand. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural complex from long futures positions in the grains as prices reversed lower after the U.S. Department of Agriculture released reports which indicated the start of the spring planting season was off to a strong start. Smaller losses were experienced within the global stock index markets during April and June.
During the Partnership’s six months ended June 30, 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 16.4% from $792.73 to $922.66 as compared to an increase of 11.8% in the same period of 2021. During the Partnership’s six months ended June 30, 2022, the Partnership’s net asset value per Class D Redeemable Unit increased 16.4% from $992.10 to $1,154.71 as compared to an increase of 11.8% in the same period of 2021. During the Partnership’s six months ended June 30, 2022, the Partnership’s net asset value per Class Z Redeemable Unit increased 16.8% from $1,022.54 to $1,194.68 as compared to an increase of 12.2% in the same period of 2021. The Partnership experienced a net trading gain before fees and expenses in the six months of 2022 of $13,577,163. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices,
non-U.S.
interest rates and metals and were partially offset by losses in U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the six months of 2021 of $10,751,644. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices and metals and were partially offset by losses in currencies, U.S. and
non-U.S.
interest rates, livestock and softs.
During the first six months of the year, the most significant gains were achieved within the energy markets during January, February, March, April and May from long positions in crude oil futures as prices surged amid concerns Russia’s invasion of Ukraine would curtail global crude oil production. Gains within the global fixed income sector were recorded during January, February, April, and June from short positions in European fixed income futures and during March from short positions in U.S. Treasury note futures as global central banks weighed increasing interest rates to combat inflation. Within the currency sector, gains were experienced during April from short positions in the euro versus the U.S. dollar as the Eurozone currency weakened as the Russian invasion of Ukraine spurred fears for the strength of the region’s economy. Within the metals markets, gains were achieved during February and March from long positions in gold futures as the prospect of a war between Russia and Ukraine spurred investor demand for precious metals. Gains in the metals sector were also recorded during June from short positions in copper futures as a resurgence of
COVID-19
lockdowns in China threatened global industrial metal demand. Further gains were experienced within the agricultural markets during January and February from long positions in corn and soybean futures as prices advanced amid fears Ukrainian grain exports would be cut off from the global marketplace. Additional gains were recorded during March from short positions in Asian equity index futures as global geopolitical tensions and renewed outbreaks of the COVID virus in China stoked concerns for the region’s economy.

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
U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and six months ended June 30, 2022 increased by $85,775 and $91,404, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher
4-week
U.S. Treasury bill discount rates during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.
Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2022 decreased by $14,024 and $49,016, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2022 decreased by $2,689 and $12,696, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2022 decreased by $2,950 and $14,839, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2022 decreased by $9,551 and $32,562, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2022 as compared to the corresponding periods in 2021.
Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $974,502 and $2,268,221, respectively. Trading performance for the three and six months ended June 30, 2021 resulted in incentive fees of $832,695 and $1,402,983, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
As of June 30, 2022 and March 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2022	June 30, 2022 (percentage of Partners’ Capital)	March 31, 2022	March 31, 2022 (percentage of Partners’ Capital)
DCM	$17,348,924	25%	$18,007,239	26%
Episteme	$19,348,648	27%	$16,277,035	24%
ISAM SM	$17,265,670	24%	$17,606,965	26%
Millburn	$15,976,769	23%	$14,828,969	21%
Unallocated	$741,762	1%	$2,296,306	3%
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
price fluctuation.
Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of June 30, 2022, DCM, Episteme, ISAM SM and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of June 30, 2022 and December 31, 2021. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of June 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended June 30, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.
As of June 30, 2022, the Partnership’s total capitalization was $70,681,773.

June 30, 2022
			Three Months Ended June 30, 2022
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,009,337	5.67%	$4,009,337	$2,762,838	$3,361,555
Energy	1,827,700	2.59	2,591,191	170,243	1,747,599
Grains	393,227	0.56	1,171,516	332,584	827,477
Indices	1,566,749	2.22	4,017,360	429,670	2,774,084
Interest Rates U.S.	746,678	1.06	1,250,386	643,893	884,226
Interest Rates Non-U.S.	2,223,101	3.15	2,981,143	1,853,855	2,379,203
Livestock	51,590	0.07	96,058	10,450	62,923
Metals	1,418,041	2.01	1,418,041	-	1,183,491
Softs	515,783	0.73	684,437	384,271	511,905

Total	$12,752,206	18.06%

*	Average of daily Values at Risk.
As of December 31, 2021, the Partnership’s total capitalization was $64,243,621.

December 31, 2021
			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,820,937	5.95%	$5,682,259	$2,869,950	$4,543,583
Energy	1,061,964	1.65	3,477,833	460,362	2,243,824
Grains	683,308	1.06	959,613	212,085	553,742
Indices	2,228,067	3.47	6,329,410	1,408,841	2,914,081
Interest Rates U.S.	649,202	1.01	1,574,351	233,358	902,416
Interest Rates Non-U.S.	1,508,717	2.35	3,865,774	896,905	2,709,654
Livestock	33,935	0.05	103,180	6,710	55,202
Metals	971,091	1.51	2,479,421	507,856	1,444,822
Softs	393,462	0.61	986,138	234,408	536,427

Total	$11,350,683	17.66%

*	Annual average of daily Values at Risk.

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
and
15d-15(e)
under the Exchange Act) as of June 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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

There were no changes in the Partnership’s
internal control over financial reporting
process during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
.
This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).
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
. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2021 Audited Financial Statement.
In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions or regulatory investigations include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.
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
filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-
and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.
In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled
Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.
Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. A decision on plaintiffs’ motion for class certification is pending. On June 30, 2022, a magistrate judge issued recommendations that the court certify a class.
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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2022, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	826.9650	$935.03	N/A	N/A
May 1, 2022 - May 31, 2022	357.7900	$931.08	N/A	N/A
June 1, 2022 - June 30, 2022	301.4350	$922.66	N/A	N/A
	1,486.1900	$931.57

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
outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to June 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Item 6.
Exhibits
.
31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2 — Rule 13a-14(a)/15d14(a) Certification (Certification of Chief Financial Officer) (filed herewith).
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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 11, 2022
The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.