Form 10-Q
period 2022-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2022-11-10
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act.

La rge accelerated filer	Accele r ated filer	Non-accelerated filer X
S m aller reporti n g compa n y	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

  No
X

As
 of October 31, 2022,
67,811.9988
Limited Partnership Class A Redeemable Units were outstanding,
3,489.3280
Limited Partnership Class D Redeemable Units were outstanding, and
119.8400
Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$56,394,609	$52,983,597
Restricted cash	14,072,568	11,511,892
Net unrealized appreciation on open futures contracts	-	858,348
Net unrealized appreciation on open forward contracts	953,316	54,739

Total equity in trading account	71,420,493	65,408,576

Interest receivable	116,321	1,852

Total assets	$71,536,814	$65,410,428

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$565,849	$-
Accrued expenses:
Ongoing selling agent fees	43,711	40,278
Management fees	46,245	36,981
Incentive fees	941,947	-
General Partner fees	51,616	47,545
Professional fees	140,066	165,264
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	1,126,966	776,739

Total liabilities	2,916,400	1,166,807

Partners’ Capital:
General Partner, Class Z, 704.5560 Redeemable Units outstanding at September 30, 2022 and December 31, 2021	848,709	720,433
Limited Partners, Class A, 68,463.3458 and 75,391.9488 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	63,572,418	59,765,213
Limited Partners, Class D, 3,489.3280 and 3,645.0220 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	4,054,928	3,616,215
Limited Partners, Class Z, 119.8400 and 138.6360 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively	144,359	141,760

Total partners’ capital (net asset value)	68,620,414	64,243,621

Total liabilities and partners’ capital	$71,536,814	$65,410,428

Net asset value per Redeemable Unit:
Class A	$928.56	$792.73

Class D	$1,162.09	$992.10

Class Z	$1,204.60	$1,022.54

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2022
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	130	$(139,622)	(0.20)%
Energy	162	(633,854)	(0.92)
Grains	238	(310,957)	(0.45)
Indices	333	(204,584)	(0.30)
Interest Rates U.S.	196	(919,594)	(1.34)
Interest Rates Non-U.S.	419	(554,509)	(0.81)
Livestock	1	(910)	(0.00) *
Metals	16	(12,256)	(0.02)
Softs	54	(12,878)	(0.02)

Total futures contracts purchased		(2,789,164)	(4.06)

Futures Contracts Sold
Currencies	152	243,697	0.36
Energy	93	252,874	0.37
Grains	60	56,352	0.08
Indices	376	259,176	0.38
Interest Rates U.S.	142	103,977	0.15
Interest Rates Non-U.S.	849	687,269	1.00
Livestock	34	17,903	0.03
Metals	180	594,200	0.86
Softs	91	7,867	0.01

Total futures contracts sold		2,223,315	3.24

Net unrealized depreciation on open futures contracts		$(565,849)	(0.82)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$117,707,570	$3,109,765	4.53%
Metals	42	174,370	0.26

Total unrealized appreciation on open forward contracts		3,284,135	4.79

Unrealized Depreciation on Open Forward Contracts
Currencies	$77,106,650	(2,142,290)	(3.12)
Metals	34	(188,529)	(0.28)

Total unrealized depreciation on open forward contracts		(2,330,819)	(3.40)

Net unrealized appreciation on open forward contracts		$953,316	1.39%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Investment Income:
Interest income	$309,752	$6,284	$409,367	$14,495

Expenses:
Clearing fees related to direct investments	57,312	80,010	201,860	273,574
Ongoing selling agent fees	128,032	131,724	389,713	406,101
General Partner fees	151,097	155,303	459,697	478,742
Management fees	136,181	145,009	406,507	447,897
Incentive fees	392,349	745,016	2,660,570	2,147,999
Professional fees	51,382	66,067	186,102	250,997

Total expenses	916,353	1,323,129	4,304,449	4,005,310

Net investment loss	(606,601)	(1,316,845)	(3,895,082)	(3,990,815)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,200,198	1,087,436	15,093,259	13,557,659
Net change in unrealized gains (losses) on open contracts	(1,196,925)	2,051,006	(512,823)	332,427

Total trading results	1,003,273	3,138,442	14,580,436	13,890,086

Net income (loss)	$396,672	$1,821,597	$10,685,354	$9,899,271

Net income (loss) per Redeemable Unit*:
Class A	$5.90	$21.23	$135.83	$106.15

Class D	$7.38	$26.57	$169.99	$132.84

Class Z	$9.92	$29.29	$182.06	$141.92

Weighted average Redeemable Units outstanding:
Class A	70,479.0471	79,791.0215	72,262.2560	85,044.9497

Class D	3,489.3280	4,553.7410	3,506.6273	5,246.5971

Class Z	843.1920	940.9880	843.1920	1,001.3677

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	$73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(175,000)	(181.1390)	(175,000)	(181.1390)
Redemptions - Limited Partners	(12,090,322)	(15,738.8550)	(1,280,081)	(1,271.1410)	-	-	(13,370,403)	(17,009.9960)
Net income (loss)	9,018,442	-	739,287	-	141,542	-	9,899,271	-

Partners’ Capital, September 30, 2021	$64,328,609	77,848.0128	$4,709,294	4,553.7410	$1,001,099	940.9880	$70,039,002	83,342.7418

Partners’ Capital, June 30, 2021	$65,151,985	80,923.2918	$4,588,315	4,553.7410	$973,536	940.9880	$70,713,836	86,418.0208
Redemptions - Limited Partners	(2,496,431)	(3,075.2790)	-	-	-	-	(2,496,431)	(3,075.2790)
Net income (loss)	1,673,055	-	120,979	-	27,563	-	1,821,597	-

Partners’ Capital, September 30, 2021	$64,328,609	77,848.0128	$4,709,294	4,553.7410	$1,001,099	940.9880	$70,039,002	83,342.7418

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(6,129,171)	(6,928.6030)	(156,748)	(155.6940)	(22,642)	(18.7960)	(6,308,561)	(7,103.0930)
Net income (loss)	9,936,376	-	595,461	-	153,517	-	10,685,354	-

Partners’ Capital, September 30, 2022	$63,572,418	68,463.3458	$4,054,928	3,489.3280	$993,068	824.3960	$68,620,414	72,777.0698

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268
Redemptions - Limited Partners	(2,435,389)	(2,684.4610)	-	-	(22,642)	(18.7960)	(2,458,031)	(2,703.2570)
Net income (loss)	362,536	-	25,769	-	8,367	-	396,672	-

Partners’ Capital, September 30, 2022	$63,572,418	68,463.3458	$4,054,928	3,489.3280	$993,068	824.3960	$68,620,414	72,777.0698

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
During the reporting periods ended September 30, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2022, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), ISAM Systematic Management (“ISAM SM”) and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, FORT. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2023 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.
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

2. Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2022 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2022 and 2021, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2022 and December 31, 2021, the amount of cash held for margin requirements was $14,072,568 and $11,511,892, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,028,393 (cost of $1,012,963) and $720,689 (cost of $718,056) as of September 30, 2022 and December 31, 2021, respectively.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$13.90	$17.55	$18.24	$36.44	$45.67	$46.94	$186.03	$232.37	$240.06	$149.10	$187.86	$191.05
Net investment loss	(8.00)	(10.17)	(8.32)	(15.21)	(19.10)	(17.65)	(50.20)	(62.38)	(58.00)	(42.95)	(55.02)	(49.13)

Increase (decrease) for the period	5.90	7.38	9.92	21.23	26.57	29.29	135.83	169.99	182.06	106.15	132.84	141.92
Net asset value per Redeemable Unit, beginning of period	922.66	1,154.71	1,194.68	805.11	1,007.59	1,034.59	792.73	992.10	1,022.54	720.19	901.32	921.96

Net asset value per Redeemable Unit, end of period	$928.56	$1,162.09	$1,204.60	$826.34	$1,034.16	$1,063.88	$928.56	$1,162.09	$1,204.60	$826.34	$1,034.16	$1,063.88

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment loss***	(1.9)%	(1.8)%	(1.1)%	(4.4)%	(4.3)%	(3.6)%	(6.3)%	(6.3)%	(5.6)%	(6.5)%	(6.7)%	(5.7)%

Operating expenses	3.1%	3.0%	2.4%	3.3%	3.3%	2.5%	3.2%	3.2%	2.5%	3.5%	3.5%	2.7%
Incentive fees	0.6%	0.6%	0.6%	1.1%	1.1%	1.1%	3.9%	3.9%	3.9%	3.0%	3.2%	3.0%

Total expenses	3.7%	3.6%	3.0%	4.4%	4.4%	3.6%	7.1%	7.1%	6.4%	6.5%	6.7%	5.7%

Total return:
Total return before incentive fees	1.2%	1.2%	1.4%	3.7%	3.7%	3.9%	21.5%	21.5%	22.1%	17.9%	18.1%	18.6%
Incentive fees	(0.6)%	(0.6)%	(0.6)%	(1.1)%	(1.1)%	(1.1)%	(4.4)%	(4.4)%	(4.3)%	(3.2)%	(3.4)%	(3.2)%

Total return after incentive fees	0.6%	0.6%	0.8%	2.6%	2.6%	2.8%	17.1%	17.1%	17.8%	14.7%	14.7%	15.4%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were 3,206 and 5,707, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were 3,731 and 6,155, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were 131 and 246, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were 145 and 295, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2022 and 2021 were $227,636,781 and $291,533,118, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2022 and 2021 were $236,622,003 and $273,674,617, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
September 30, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$3,705,632	$(3,705,632)	$-	$-	$-	$-
Forwards	3,284,135	(2,330,819)	953,316	-	-	953,316

Total assets	$6,989,767	$(6,036,451)	$953,316	$-	$-	$953,316

Liabilities
Futures	$(4,271,481)	$3,705,632	$(565,849)	$-	$565,849	$-
Forwards	(2,330,819)	2,330,819	—	-	-	-

Total liabilities	$(6,602,300)	$6,036,451	$(565,849)	$-	$565,849	$-

Net fair value						$953,316	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,170,180	$(1,311,832)	$858,348	$-	$-	$858,348
Forwards	1,141,708	(1,086,969)	54,739	-	-	54,739

Total assets	$3,311,888	$(2,398,801)	$913,087	$-	$-	$913,087

Liabilities
Futures	$(1,311,832)	$1,311,832	$-	$-	$-	$-
Forwards	(1,086,969)	1,086,969	-	-	-	-

Total liabilities	$(2,398,801)	$2,398,801	$-	$-	$-	$-

Net fair value						$913,087	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2022 and December 31, 2021, respectively.

	September 30, 2022
Assets
Futures Contracts
Currencies	$268,902
Energy	322,827
Grains	141,366
Indices	1,080,760
Interest Rates U.S.	135,016
Interest Rates Non-U.S.	1,033,814
Livestock	21,303
Metals	649,734
Softs	51,910

Total unrealized appreciation on open futures contracts	3,705,632

Liabilities
Futures Contracts
Currencies	(164,827)
Energy	(703,807)
Grains	(395,971)
Indices	(1,026,168)
Interest Rates U.S.	(950,633)
Interest Rates Non-U.S.	(901,054)
Livestock	(4,310)
Metals	(67,790)
Softs	(56,921)

Total unrealized depreciation on open futures contracts	(4,271,481)

Net unrealized depreciation on open futures contracts	$(565,849)	*

Assets
Forward Contracts
Currencies	$3,109,765
Metals	174,370

Total unrealized appreciation on open forward contracts	3,284,135

Liabilities
Forward Contracts
Currencies	(2,142,290)
Metals	(188,529)

Total unrealized depreciation on open forward contracts	(2,330,819)

Net unrealized appreciation on open forward contracts	$953,316	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2022		2021		2022		2021
Currencies	$1,409,748		$(529,027)		$2,711,103		$(1,085,468)
Energy	(1,996,842)		4,205,257		4,371,515		10,859,603
Grains	(1,198,217)		238,742		(138,434)		2,681,828
Indices	652,130		(248,193)		1,113,111		3,879,791
Interest Rates U.S.	(993,641)		278,374		(1,774,132)		(1,129,151)
Interest Rates Non-U.S.	2,655,120		(1,554,230)		7,580,073		(2,417,356)
Livestock	(112,540)		(87,073)		(337,535)		(93,482)
Metals	1,012,789		(395,570)		2,189,170		(28,829)
Softs	(425,274)		1,230,162		(1,134,435)		1,223,150

Total	$1,003,273	***	$3,138,442	***	$14,580,436	***	$13,890,086	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,705,632	$3,705,632	$-	$-
Forwards	3,284,135	-	3,284,135	-

Total Assets	$6,989,767	$3,705,632	$3,284,135	$-

Liabilities
Futures	$4,271,481	$4,271,481	$-	$-
Forwards	2,330,819	-	2,330,819	-

Total Liabilities	$6,602,300	$4,271,481	$2,330,819	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,170,180	$2,170,180	$-	$-
Forwards	1,141,708	-	1,141,708	-

Total Assets	$3,311,888	$2,170,180	$1,141,708	$-

Liabilities
Futures	$1,311,832	$1,311,832	$-	$-
Forwards	1,086,969	-	1,086,969	-

Total Liabilities	$2,398,801	$1,311,832	$1,086,969	$-

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.2% to 36.2% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2022.

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

For the nine months ended September 30, 2022, the Partnership’s capital increased 6.8% from $64,243,621 to $68,620,414. This increase was attributable to a net income of $10,685,354, which was partially offset by redemptions of 6,928.6030 Class A limited partner Redeemable Units totaling $6,129,171, redemptions of 155.6940 Class D limited partner Redeemable Units totaling $156,748 and redemptions of 18.7960 Class Z limited partner Redeemable Units totaling $22,642. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 0.6% from $922.66 to $928.56 as compared to an increase of 2.6% in the same period of 2021. During the Partnership’s third quarter of 2022, the Partnership’s net asset value per Class D Redeemable Unit increased 0.6% from $1,154.71 to $1,162.09 as compared to an increase of 2.6% in the same period of 2021. During the Partnership’s third quarter of 2022, the Partnership’s net asset value per Class Z Redeemable Unit increased 0.8% from $1,194.68 to $1,204.60 as compared to an increase of 2.8% in the same period of 2021. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $1,003,273. Gains were primarily attributable to the Partnership’s trading in currencies, indices, non-U.S. interest rates and metals and were partially offset by losses in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2021 of $3,138,442. Gains were primarily attributable to the Partnership’s trading in energy, grains, U.S. interest rates and softs and were partially offset by losses in currencies, indices, non-U.S. interest rates, livestock and metals.

During the third quarter, the most significant gains were achieved within the global fixed income sector during August and September from short positions in European fixed income futures as the region’s central banks pledged to battle high inflation levels by raising interest rates. Within the currency markets, gains were recorded during August and September from short positions in the Japanese yen, euro, Canadian dollar and New Zealand dollar versus the U.S. dollar as the U.S. Federal Reserve continued to be aggressive in combating inflation, thus boosting the value of the U.S. currency versus its major counterparts. Additional gains were achieved within the metals markets during August and September from short positions in gold futures as the strengthening U.S. dollar diminished investor demand for precious metals. Gains were also achieved during September from short positions in U.S. and Asian equity index futures as an increasing outlook for a global recession weighed on stock prices. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during all three months of the quarter from long positions in crude oil and its refined products as energy prices reversed lower following a prolonged bullish trend over the previous months. Losses were also incurred within the agricultural sector during July, August, and September from long positions in wheat, soybeans, and corn futures as prices declined amid signs U.S. grain harvests would be stronger than analysts predicted.

During the Partnership’s nine months ended September 30, 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 17.1% from $792.73 to $928.56 as compared to an increase of 14.7% in the same period of 2021. During the Partnership’s nine months ended September 30, 2022, the Partnership’s net asset value per Class D Redeemable Unit increased 17.1% from $992.10 to $1,162.09 as compared to an increase of 14.7% in the same period of 2021. During the Partnership’s nine months ended September 30, 2022, the Partnership’s net asset value per Class Z Redeemable Unit increased 17.8% from $1,022.54 to $1,204.60 as compared to an increase of 15.4% in the same period of 2021. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2022 of $14,580,436. Gains were primarily attributable to the Partnership’s trading in currencies, energy, indices, non-U.S. interest rates and metals and were partially offset by losses in grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2021 of $13,890,086. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices and softs and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock and metals.

During the first nine months of the year, the most significant gains were achieved within the global fixed income sector were recorded during January, February, April, June, August and September from short positions in European fixed income futures and during March from short positions in U.S. Treasury note futures as global central banks increased interest rates to combat inflation. Within the energy markets, gains were experienced during January, February, March, April and May from long positions in crude oil futures as energy prices surged throughout a majority of the first six months of the year. Contributing to the rise in energy prices was the combination the impact the Russian invasion of Ukraine had on global energy supplies and overall growing consumption demand. Additional gains were achieved within the currency sector during April, August and September from short positions in the euro and Japanese yen versus the U.S. dollar as relative value of the dollar advanced throughout much of the first nine months of the year as the Fed stated it would act aggressively to control inflation. Within the metals markets, gains were achieved during February and March from long positions in gold futures as the prospect of a war between Russia and Ukraine spurred investor demand for precious metals. Gains in the metals sector were also recorded during June from short positions in copper futures as a resurgence of COVID-19 lockdowns in China threatened global industrial metal demand. Smaller gains were recorded during March, May, and August from long positions in global equity index futures. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the agricultural markets primarily during June and throughout the third quarter from long futures positions in grains and soft commodities as prices reversed sharply off previous bullish trends.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and nine months ended September 30, 2022 increased by $303,468 and $394,872, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2022 decreased by $22,698 and $71,714, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2022 decreased by $3,692 and $16,388, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2022 decreased by $4,206 and $19,045, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2022 decreased by $8,828 and $41,390, respectively, as compared to the corresponding periods in 2021. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $392,349 and $2,660,570, respectively. Trading performance for the three and nine months ended September 30, 2021 resulted in incentive fees of $745,016 and $2,147,999, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2022 and June 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)	June 30, 2022	June 30, 2022 (percentage of Partners’ Capital)
DCM	$16,778,349	24%	$17,348,924	25%
Episteme	$20,227,318	30%	$19,348,648	27%
ISAM SM	$16,398,505	24%	$17,265,670	24%
Millburn	$14,473,409	21%	$15,976,769	23%
Unallocated	$742,833	1%	$741,762	1%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2022, DCM, Episteme, ISAM SM and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of September 30, 2022 and December 31, 2021. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of September 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended September 30, 2022 and the twelve months ended December 31, 2021. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2022, the Partnership’s total capitalization was $68,620,414.

September 30, 2022
			Three Months Ended September 30, 2022
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,881,478	5.66%	$4,275,548	$3,183,262	$3,743,778
Energy	1,670,667	2.43	2,029,809	941,598	1,353,707
Grains	908,152	1.32	908,152	280,376	480,544
Indices	2,948,026	4.30	3,596,105	688,469	2,634,050
Interest Rates U.S.	855,250	1.25	965,264	169,738	568,737
Interest Rates Non-U.S.	2,335,380	3.40	2,400,690	490,418	1,941,326
Livestock	76,835	0.11	76,835	4,785	40,603
Metals	935,425	1.36	1,549,990	547,920	894,261
Softs	423,938	0.62	551,578	306,603	405,523

Total	$14,035,151	20.45%

*	Average of daily Values at Risk.

As of December 31, 2021, the Partnership’s total capitalization was $64,243,621.

December 31, 2022
			Twelve Months Ended December 31, 2021
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,820,937	5.95%	$5,682,259	$2,869,950	$4,543,583
Energy	1,061,964	1.65	3,477,833	460,362	2,243,824
Grains	683,308	1.06	959,613	212,085	553,742
Indices	2,228,067	3.47	6,329,410	1,408,841	2,914,081
Interest Rates U.S.	649,202	1.01	1,574,351	233,358	902,416
Interest Rates Non-U.S.	1,508,717	2.35	3,865,774	896,905	2,709,654
Livestock	33,935	0.05	103,180	6,710	55,202
Metals	971,091	1.51	2,479,421	507,856	1,444,822
Softs	393,462	0.61	986,138	234,408	536,427

Total	$11,350,683	17.66%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million.

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

Settled Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	511.1050	$ 883.66	N/A	N/A	N/A	N/A
August 1, 2022 - August 31, 2022	984.0690	$ 893.66	N/A	N/A	N/A	N/A
September 1, 2022 - September 30, 2022	1,189.2870	$ 928.56	18.7960	$ 1,204.60	N/A	N/A
	2,684.4610	$ 907.22	18.7960	$ 1,204.60

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to September 30, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Item 6. Exhibits.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS Inline XBRL Instance Document.

101. SCH Inline XBRL Taxonomy Extension Schema Document.

101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.

104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2022

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2022

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.