Form 10-K
period 2022-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2023-03-24
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes

    No
X
Limited Partnership Redeemable Units with an aggregate value of $69,840,055 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2023, 66,492.0168 Limited Partnership Class A Redeemable Units were outstanding, 3,489.3280 Limited Partnership Class D Redeemable Units were outstanding and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2022, 2021 and 2020 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. During the periods covered by this report and prior to the Partnership’s redemption from the Funds (as defined below), the General Partner also acted as the trading manager (the “Trading Manager”) and/or general partner, as applicable, of ADG Master (as defined below), AE Capital Master (as defined below), Aquantum Master (as defined below), Cambridge Master (as defined below), FORT Contrarian Master (as defined below) and SECOR Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the years ended December 31, 2022, 2021 and 2020, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During certain periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of December 31, 2022, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (Aquantum”) as Advisors to the Partnership. Effective June 30, 2019, the General Partner terminated SECOR Capital Advisors, LP (“SECOR”) as an Advisor to the Partnership. Effective April 3, 2019, the General Partner terminated AE Capital Pty Limited (“AE Capital”) as an Advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of December 1, 2015, as amended January 1, 2018 (collectively, the “Cambridge Initial Advisory Agreement”), to Mesirow. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow had undertaken to perform the Cambridge Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective November 1, 2018, the Partnership, the General Partner, ISAM (USA) LLC, ISAM Funds (UK) Limited, International Standard Asset Management (“ISAM”) and ISAM SM entered into a novation agreement, dated October 25, 2018, pursuant to which ISAM transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership, ISAM, ISAM (USA) LLC and ISAM Funds (UK) Limited, dated as of November 1, 2017 (the “ISAM Initial Advisory Agreement”), to ISAM SM. As of November 1, 2018, ISAM SM has undertaken to perform the ISAM Initial Advisory Agreement and be bound by its terms in every way as if it were the original party in place of ISAM. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, AE Capital, Cambridge, ISAM and ISAM SM, Mesirow and SECOR. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests or invested the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.

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

Prior to its termination effective December 31, 2022, ISAM SM directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme.

The Partnership, and prior to the Partnership’s full redemption effective June 30, 2019, SECOR Master Fund L.P. (“SECOR Master”), and prior to the Partnership’s full redemption effective April 30, 2019, CMF AE Capital Master Fund LLC (“AE Capital Master”), and prior to the Partnership’s full redemption effective March 31, 2019, Cambridge Master Fund L.P. (“Cambridge Master”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to the Partnership’s respective full redemptions effective December 31, 2020, CMF ADG Master Fund LLC (“ADG Master”), CMF Aquantum Master Fund LLC (“Aquantum Master”) and CMF FORT Contrarian Master Fund LLC (“FORT Contrarian Master”) had each entered into futures brokerage account agreements with MS&Co. Reference herein to the “Funds” may include, as relevant, ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Cambridge Master and SECOR Master.

Effective July 12, 2017, and prior to their respective terminations, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and, indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement, pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement, and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow. On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow. In addition to Cambridge Master and SECOR Master, Mesirow/Cambridge and SECOR were all parties to the FX Agreements for the Funds to which each acted as an Advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

The Partnership, directly and indirectly through its investment in the Funds, pays (or paid with respect to the Funds) MS&Co. trading fees for clearing and, where applicable, execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2052; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2022.

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

For the period January 1, 2022 through December 31, 2022, the approximate average market sector distribution for the Partnership was as follows:

There were no investments in the Funds as of December 31, 2022 and 2021.

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

Prior to its termination effective December 31, 2022, the Partnership paid to ISAM SM a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month end net assets of the Partnership allocated to ISAM SM. Prior to FORT’s termination on October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT’s Global Trend Trading Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to FORT Contrarian Master. Prior to ADG’s termination on December 31, 2020, the Partnership paid to ADG a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end net assets of the Partnership allocated to ADG. Prior to Aquantum’s termination on December 31, 2020, the Partnership paid to Aquantum a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end net assets of the Partnership allocated to Aquantum. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow received a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, the monthly management fee paid by the Partnership to Cambridge was equal to 1/12 of 1.0% (1.0% per year) of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end net assets allocated to Cambridge. Prior to its termination effective June 30, 2019, SECOR received a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end net assets allocated to SECOR. Prior to its termination effective April 3, 2019, AE Capital received a monthly management fee equal to 1/12 of 1.50% (1.50% per year) of month-end net assets allocated to AE Capital.

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

Prior to its termination effective December 31, 2022, ISAM SM was eligible to receive an incentive fee, payable quarterly, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ISAM SM. Prior to the Partnership’s full redemption out of FORT Contrarian Master effective December 31, 2020, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Prior to its termination effective December 31, 2020, ADG was eligible to receive an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. Prior to its termination effective December 31, 2020, Aquantum was eligible to receive an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year. As of October 1, 2018 and until its termination effective March 31, 2019, Mesirow was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in the Management Agreement, earned by Mesirow for the Partnership during each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. Prior to its termination effective June 30, 2019, SECOR was eligible to receive an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to its termination effective April 3, 2019, AE Capital was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by AE Capital for the Partnership during each calendar quarter.

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests previously not held in the Funds’ accounts at MS&Co. or JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2022 and 2021, the amount of cash held by the Partnership for margin requirements was $12,210,997 and $11,511,892, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of these interest credits, daily funds did not include monies due to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2022 was $65,387,698.

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

On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Regulatory and Governmental Matters.

The Company has been responding to subpoenas and other requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company is continuing to cooperate with the Investigations and is responding to the requests. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2023 was 3,259 for Class A Redeemable Units, 13 for Class D Redeemable Units and 5 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2022 or 2021. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2022, there were no subscriptions. For the twelve months ended December 31, 2021, there were no subscriptions. For the twelve months ended December 31, 2020, there were no subscriptions.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	651.3470	$944.98	N/A	N/A	N/A	N/A
November 1, 2022 - November 30, 2022	275.0390	$883.09	N/A	N/A	N/A	N/A
December 1, 2022 - December 31, 2022	309.3450	$901.95	24.4530	$1,172.31	N/A	N/A
	1,235.7310	$920.43	24.4530	$1,172.31

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

The General Partner/Trading Manager manages all business of the Partnership, as well as all business of the Funds prior to the Partnership’s respective full redemptions. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 9 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2022 and 2021 were: DCM — DCM’s Diversified Alpha Program, Episteme — Systematic Quest Program, ISAM SM — Systematic Trend Programme and Millburn — Multi-Markets Program.

As of December 31, 2022 and September 30, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)	September 30, 2022	September 30, 2022 (percentage of Partners’ Capital)
DCM	$18,156,276	28%	$16,778,349	24%
Episteme	$18,182,719	28%	$20,227,318	30%
ISAM SM	$14,301,742	22%	$16,398,505	24%
Millburn	$14,000,599	21%	$14,473,409	21%
Unallocated	$746,362	1%	$742,833	1%

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

ISAM Systematic Management/International Standard Asset Management

ISAM SM and ISAM directly traded, a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. The Systematic Trend Programme’s investment objective was to achieve growth in the value of its assets, providing absolute returns with low correlations to the stock and bond markets through the implementation of systematic trading models. The system traded in the global futures markets covering stock indices, interest rates, currency, energy commodities, precious and base metals and agricultural products and might also have traded in OTC foreign exchange contracts (including currency spot contracts) and exchange-cleared swap and forward contracts.

The Advisor relied on the comprehensive quantitative analysis of historical data to develop trading strategies. These proprietary trading strategies were then implemented subject to strict risk management and controls. The Advisor’s guiding principle was that a disciplined trading approach combined with a broad diversification over a large number of markets, instruments and investment strategies was likely to lead to superior investment results, while maintaining risk at a level comparable to that associated with traditional asset classes. The target volatility of the portfolio was 15-20% annualized.

The Systematic Trend Programme’s investment strategy was to harness the performance of several systematic investment programs in a balanced portfolio, each program selected primarily for its methods of generating returns from global investments that were not highly correlated to the performance of traditional investment strategies such as the stock and bond markets. The goal remained to maximize diversification across various trading strategies and markets with the purpose of achieving capital appreciation objectives for investors while reducing overall portfolio volatility.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and also previously through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2022.

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

From January 1, 2022 through December 31, 2022, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 19.2%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership are, and the Funds were, parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.6% to 32.8% of the Partnership’s/Funds’ contracts are traded OTC.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and may have also previously been funded out of redemptions from the Funds. For the year ended December 31, 2022, 8,164.3340 Class A limited partner Redeemable Units were redeemed totaling $7,266,578, 155.6940 Class D limited partner Redeemable Units were redeemed totaling $156,748, 43.2490 Class Z limited partner Redeemable Units were redeemed totaling $51,309 and 106.6270 Class Z General Partner Redeemable Units were redeemed totaling $125,000. For the year ended December 31, 2021, 18,194.9190 Class A limited partner Redeemable Units were redeemed totaling $14,065,961, 2,179.8600 Class D limited partner Redeemable Units were redeemed totaling $2,217,552 and 278.9350 Class Z General Partner Redeemable Units were redeemed totaling $275,000. For the year ended December 31, 2020, 37,473.6290 Class A limited partner Redeemable Units were redeemed totaling $26,476,389, 829.6260 Class D limited partner Redeemable Units were redeemed totaling $741,074, 83.3770 Class Z limited partner Redeemable Units were redeemed totaling $75,779 and 325.3940 Class Z General Partner Redeemable Units were redeemed totaling $300,000.

For the years ended December 31, 2022, 2021 and 2020, there were no subscriptions.

(c) Results of Operations.

For the year ended December 31, 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 13.8% from $792.73 to $901.95, the Partnership’s net asset value per Class D Redeemable Unit increased 13.8% from $992.10 to $1,128.79, and the Partnership’s net asset value per Class Z Redeemable Unit increased 14.6% from $1,022.54 to $1,172.31. For the year ended December 31, 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 10.1% from $720.19 to $792.73, the Partnership’s net asset value per Class D Redeemable Unit increased 10.1% from $901.32 to $992.10, and the Partnership’s net asset value per Class Z Redeemable Unit increased 10.9% from $921.96 to $1,022.54. For the year ended December 31, 2020, the Partnership’s net asset value per Class A Redeemable Unit decreased 4.2% from $751.88 to $720.19, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.5% from $933.92 to $901.32, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.8% from $948.13 to $921.96.

The Partnership experienced a net trading gain of $12,411,168 before fees and expenses for the year ended December 31, 2022. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, non-U.S. interest rates and metals and were partially offset by losses in U.S. interest rates, livestock and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most significant gains were achieved within the energy markets during January, February, and March from long positions in crude oil futures as prices surged amid concerns Russia’s invasion of Ukraine would curtail global crude oil production. Gains within the global fixed income sector were recorded during January and February from short positions in European fixed income futures and during March from short positions in U.S. Treasury note futures as global central banks weighed increasing interest rates in an effort to combat inflation. Further gains were experienced within the agricultural markets during January and February from long positions in corn and soybean futures as grain prices advanced. Within the metals, gains were achieved during February and March from long positions in gold futures as the increasing potential of a prolonged war between Russia and Ukraine spurred investor demand for precious metals. Additional gains were recorded during March from short positions in Asian equity index futures as global geopolitical tensions and renewed outbreaks of the COVID virus in China stoked concerns for the region’s economy.

During the second quarter, the most significant gains were achieved within the energy markets during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Within the global fixed income sector, gains were recorded during April from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. In currencies, gains were experienced during April from short positions in the euro versus the U.S. dollar as the Eurozone currency weakened on fears for the strength of the region’s economy amid the war between Russia and Ukraine. Further gains were achieved within the metals during June from short positions in copper futures as a resurgence of COVID-19 lockdowns in China threatened global industrial metal demand. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural complex from long futures positions in the grains as prices reversed lower after the U.S. Department of Agriculture released reports which indicated the start of the spring planting season was off to a strong start. Smaller losses were experienced within the global stock index markets during April and June.

During the third quarter, the most significant gains were achieved within the global fixed income sector during August and September from short positions in European fixed income futures as the region’s central banks pledged to battle high inflation levels. Within the currency markets, gains were recorded during August and September from short positions in the Japanese yen, euro, Canadian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. currency continued to rally higher. Additional gains were achieved within the metals markets during August and September from short positions in gold futures as the strengthening U.S. dollar diminished investor demand for precious metals. Gains were also achieved during September from short positions in U.S. and Asian equity index futures as global recession concerns brought stock prices lower. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy sector during all three months of the quarter from long positions in crude oil and its refined products as energy prices reversed lower. Losses were also incurred within the agricultural sector during July, August, and September from long positions in wheat, soybeans, and corn futures as prices declined amid signs of strong U.S. grain harvests.

During the fourth quarter, the most significant losses were incurred from short positions in gold futures during November as prices rallied on a weakening U.S. dollar. Losses were also recorded within the currencies during November from positions in the Swiss franc, New Zealand dollar, Japanese yen and Canadian dollar. Within the global stock index sector, losses were experienced during November from short positions in Asian equity index futures as easing inflation expectations boosted stock prices. A sell-off in Brent crude oil futures during November and December contributed to the Partnership’s losses for the quarter. Smaller losses were incurred within the agricultural sector during November from long positions in corn and cotton futures. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the global fixed income sector during December from short positions in European fixed income futures as European bond prices fell amid a push by Eurozone central banks to combat high inflation.

The Partnership experienced a net trading gain of $11,625,977 before fees and expenses for the year ended December 31, 2021. Gains were primarily attributable to the Partnership’s trading in energy, grains, indices, and softs and were partially offset by losses in currencies, U.S. and non-U.S. interest rates, livestock and metals.

During the first quarter of 2021, the most significant gains were achieved within the energy markets during February and March from long positions in Brent crude oil futures as prices rallied amid an outlook for growing global energy demand. Within the global stock index sector, gains were recorded during February and March from long positions in U.S., Asian and European equity index futures as continued investor appetites for risk assets boosted global stock prices. Further gains were achieved within the agricultural complex during January and February from long positions in grain futures as prices advanced higher. Within the currencies, gains were experienced primarily during March from short positions in the euro as the value of the European currency declined amid growing COVID-19 cases in the region. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the global fixed income sector during February and March from long positions in U.S. and Canadian fixed income futures as a growing expectation of inflationary pressures pushed bond yields higher. Losses were also recorded during January and March in the metals markets primarily due to long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.

During the second quarter of 2021, the most significant gains were achieved within the global fixed income markets during May from short positions in U.S. fixed income futures as prices fell amid speculation the Federal Reserve would increase interest rates sooner than expected. Within the energy complex, gains were experienced during April, May, and June from long positions in crude oil futures as signs of tightening global oil supplies and increasing energy demand boosted prices. Gains within the global stock index sector were experienced during April and May from long positions in U.S. and European equity index futures as investor momentum buying pushed stock prices higher. Within the metals markets, gains were recorded during April and May from long positions in gold and copper futures as a weakening U.S. dollar buoyed metals prices. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during April from short positions in the euro and Swiss franc versus the U.S. dollar as the relative value of the dollar fell on signs the Federal Reserve would continue its dovish monetary policies.

During the third quarter of 2021, the most significant gains were achieved within the energy markets during September from long positions in natural gas and crude oil futures as constrictions in the global supply chain boosted prices. Inflationary pressures within the commodity markets also helped to spur gains within the agricultural complex during July from long positions in coffee futures, during August from long positions in sugar futures, and during September from long positions in cotton futures. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector during September from long positions in U.S., Australian, and Canadian bond futures as central banks indicated curtailing of monetary easing measures could occur sooner than expected. Additional losses were recorded within the currencies during July from short positions in the Japanese yen as the value of the Pacific nation’s currency advanced. Within the metals markets, losses were experienced during August from long positions in gold futures as a strengthening U.S. dollar diminished investor demand for precious metals.

During the fourth quarter of 2021, the most significant losses were incurred within the global fixed income sector during October from long positions in Australian, British, Canadian and U.S. fixed income futures as prices fell amid speculation central banks would soon hike interest rates. Within the metals, losses were experienced during October from long positions in silver and copper futures as metals prices reversed lower. Additional losses were recorded within the agricultural markets during November from positions in soybeans, soybean oil and soybean meal futures amid increased price volatility in the soybean complex. Losses were also incurred during November from long positions in U.S. and European equity index futures. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the currency sector during October from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened during the month. Further gains were recorded within the energy complex during October from long futures positions in Brent crude oil and natural gas as tightening global energy supplies boosted prices.

The results of operations for the twelve months ended 2020 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

For the years ended December 31, 2022, 2021 and 2020, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. During prior periods included in this report, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s and/or each Fund’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2022 increased by $505,661 and $900,533, respectively, as compared to the corresponding periods in 2021. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depended on (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2022 decreased by $20,162 and $91,876, respectively, as compared to the corresponding periods in 2021. The decrease in these clearing fees was due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2022 increased by $1,414 and decreased by $14,974, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets attributable to Class A and Class D Redeemable Units during the three months ended December 31, 2022, and the decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2022 increased by $1,775 and decreased by $17,270, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three months ended December 31, 2022, and the decrease was primarily due to a decrease in average net assets during the twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2022 increased by $11,177 and decreased by $30,213, respectively, as compared to the corresponding periods in 2021. The increase was primarily due to an increase in average net assets during the three months ended December 31, 2022, and the decrease was primarily due to a decrease in average net assets during the twelve months ended December 31, 2022 as compared to the corresponding periods in 2021.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2022 resulted in a reversal of incentive fees of $227,646 and incentive fees of $2,432,924, respectively. Trading performance for the three and twelve months ended December 31, 2021 resulted in incentive fees of $0 and $2,147,999, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2022 and 2021 were $237,008 and $308,588, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investment in futures, option and forward contracts and U.S. Treasury bills, as applicable. Prior to the Funds’ respective full redemptions, the Partnership’s most significant accounting policy also included the valuation of its investment in the Funds. The Partnership previously carried its investments in ADG Master, Aquantum Master, FORT Contrarian Master, AE Capital Master, Cambridge Master and SECOR Master based on the Partnership’ s (1) net contribution to the applicable Fund and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the applicable Fund. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

DCM, Episteme and Millburn each directly trade managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM directly traded managed accounts in the name of the Partnership. Prior to its termination effective October 31, 2021, FORT directly traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by DCM. Episteme, Millburn, ISAM SM and FORT, respectively) as of December 31, 2022 and 2021.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2022 and 2021, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2022, the Partnership’s total capitalization was $65,387,698.

As of December 31, 2022, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,396,130	3.66%	$5,174,957	$2,168,466	$3,766,373
Energy	1,479,619	2.26	2,759,364	170,243	1,567,593
Grains	736,575	1.13	1,288,345	280,376	773,384
Indices	2,853,573	4.36	4,150,965	429,670	2,636,612
Interest Rates U.S.	608,173	0.93	1,250,386	169,738	698,859
Interest Rates Non-U.S.	3,036,414	4.64	3,236,617	873,360	2,101,574
Livestock	3,685	0.01	115,528	3,685	54,943
Metals	653,539	1.00	1,549,990	270,436	940,266
Softs	422,396	0.65	1,266,142	266,254	553,715

Total	$12,190,104	18.64%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership on December 31, 2022, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2022, the Partnership’s primary exposures were in the CBOE VIX Volatility Index (U.S.), S&P 500 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), S&P/TSX 60 (Canada), IBEX (Spain), and Dow Jones Euro STOXX 50 (European Union) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G7 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia and New Zealand.

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2022 was to fluctuations in the prices of gold, copper, silver, palladium, and platinum.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2022.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cotton, sugar, and cocoa for the majority of the Partnership’s soft commodities exposure as of December 31, 2022.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2022.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL SYSTEMATIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID: 42), for the years ended December 31, 2022, 2021 and 2020; Statements of Financial Condition at December 31, 2022 and 2021; Condensed Schedules of Investments at December 31, 2022 and 2021; Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020; Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2022 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Systematic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Boston, MA
March 17, 2023

Ceres Tactical Systematic L.P.
Statements of Financial Condition
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$50,058,379	$52,262,908
Restricted cash (Note 3c)	12,210,997	11,511,892
Foreign cash (cost $1,917,654 and $718,056 at December 31, 2022 and 2021, respectively)	1,924,402	720,689
Net unrealized appreciation on open futures contracts	2,445,391	858,348
Net unrealized appreciation on open forward contracts	-	54,739

Total equity in trading account	66,639,169	65,408,576

Interest receivable (Note 3c)	174,983	1,852

Total assets	$66,814,152	$65,410,428

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$39,323	$-
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	41,122	40,278
Management fees (Note 3b)	43,440	36,981
Incentive fees (Note 3b)	714,301	-
General Partner fees (Note 3a)	48,582	47,545
Professional fees	107,005	165,264
Redemptions payable to General Partner (Note 7)	125,000	100,000
Redemptions payable to Limited Partners (Note 7)	307,681	776,739

Total liabilities	1,426,454	1,166,807

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 597.9290 and 704.5560 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	700,959	720,433
Limited Partners, Class A, 67,227.6148 and 75,391.9488 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	60,636,182	59,765,213
Limited Partners, Class D, 3,489.3280 and 3,645.0220 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	3,938,734	3,616,215
Limited Partners, Class Z, 95.3870 and 138.6360 Redeemable Units outstanding at December 31, 2022 and 2021, respectively	111,823	141,760

Total partners’ capital (net asset value)	65,387,698	64,243,621

Total liabilities and partners’ capital	$66,814,152	$65,410,428

Net asset value per Redeemable Unit:
Class A	$901.95	$792.73

Class D	$1,128.79	$992.10

Class Z	$1,172.31	$1,022.54

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2022

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	205	$224,798	0.34%
Energy	239	539,597	0.83
Grains	237	429,927	0.66
Indices	293	(428,762)	(0.66)
Interest Rates U.S.	85	(135,594)	(0.21)
Interest Rates Non-U.S.	174	(401,257)	(0.61)
Livestock	2	(890)	(0.00) *
Metals	68	116,110	0.18
Softs	60	53,603	0.08

Total futures contracts purchased		397,532	0.61

Futures Contracts Sold
Currencies	129	(17,562)	(0.03)
Energy	225	(254,040)	(0.39)
Grains	90	(144,992)	(0.22)
Indices	357	262,132	0.40
Interest Rates U.S.	207	82,672	0.13
Interest Rates Non-U.S.	922	2,252,519	3.45
Metals	33	(96,587)	(0.15)
Softs	65	(36,283)	(0.06)

Total futures contracts sold		2,047,859	3.13

Net unrealized appreciation on open futures contracts		$2,445,391	3.74%

Unrealized Appreciation on Open Forward Contracts
Currencies	$56,648,446	$713,033	1.09%
Metals	22	54,836	0.08

Total unrealized appreciation on open forward contracts		767,869	1.17

Unrealized Depreciation on Open Forward Contracts
Currencies	$58,456,926	(729,014)	(1.11)
Metals	35	(78,178)	(0.12)

Total unrealized depreciation on open forward contracts		(807,192)	(1.23)

Net unrealized depreciation on open forward contracts		$(39,323)	(0.06)%

* Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2021

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	43	$(39,892)	(0.06	) %
Energy	179	374,101	0.58
Grains	393	24,995	0.04
Indices	315	206,969	0.32
Interest Rates U.S.	368	(47,109)	(0.07)
Interest Rates Non-U.S.	279	(148,277)	(0.23)
Livestock	16	(725)	(0.00	) *
Metals	89	183,889	0.29
Softs	94	67,838	0.11

Total futures contracts purchased		621,789	0.98

Futures Contracts Sold
Currencies	190	(155,673)	(0.24)
Energy	139	(125,010)	(0.20)
Grains	78	(29,167)	(0.05)
Indices	233	19,629	0.03
Interest Rates U.S.	48	5,054	0.01
Interest Rates Non-U.S.	540	599,106	0.93
Livestock	2	560	0.00	*
Metals	26	(90,039)	(0.14)
Softs	77	12,099	0.02

Total futures contracts sold		236,559	0.36

Net unrealized appreciation on open futures contracts		$858,348	1.34%

Unrealized Appreciation on Open Forward Contracts Currencies	$81,157,828	$900,388	1.40%
Metals	58	241,320	0.38

Total unrealized appreciation on open forward contracts		1,141,708	1.78

Unrealized Depreciation on Open Forward Contracts Currencies	$72,375,905	(822,999)	(1.28)
Metals	64	(263,970)	(0.41)

Total unrealized depreciation on open forward contracts		(1,086,969)	(1.69)

Net unrealized appreciation on open forward contracts		$54,739	0.09%

*  Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment Income:
Interest income	$922,272	$21,739	$192,095
Interest income allocated from the Funds	-	-	132,455

Total investment income	922,272	21,739	324,550

Expenses:
Expenses allocated from the Funds	-	-	357,071
Clearing fees related to direct investments (Note 3c)	257,932	349,808	225,768
Ongoing selling agent fees (Notes 3d and 3e)	514,934	529,908	1,311,388
General Partner fees (Note 3a)	607,560	624,830	835,900
Management fees (Note 3b)	539,370	569,583	799,137
Incentive fees (Note 3b)	2,432,924	2,147,999	99,425
Professional fees	237,008	308,588	415,288

Total expenses	4,589,728	4,530,716	4,043,977

Net investment loss	(3,667,456)	(4,508,977)	(3,719,427)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	10,914,072	13,340,586	(1,749,965)
Net realized gains (losses) on closed contracts allocated from the Funds	-	-	(1,713,607)
Net change in unrealized gains (losses) on open contracts	1,497,096	(1,714,609)	2,213,664
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	-	39,112

Total trading results	12,411,168	11,625,977	(1,210,796)

Net income (loss)	$8,743,712	$7,117,000	$(4,930,223)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$109.22	$72.54	$(31.69)

Class D	$136.69	$90.78	$(32.60)

Class Z	$149.77	$100.58	$(26.17)

Weighted average Redeemable Units outstanding:
Class A	71,181.0507	83,038.9042	115,008.3148

Class D	3,502.3025	4,921.9299	6,165.8878

Class Z	838.4930	986.2728	1,502.3373

*  Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2022, 2021 and 2020

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$98,542,340	131,060.4968	$6,214,764	6,654.5080	$1,451,495	1,530.8980	106,208,599	139,245.9028
Redemptions - General Partner	-	-	-	-	(300,000)	(325.3940)	(300,000)	(325.3940)
Redemptions - Limited Partners	(26,476,389)	(37,473.6290)	(741,074)	(829.6260)	(75,779)	(83.3770)	(27,293,242)	(38,386.6320)
Net income (loss)	(4,665,462)	-	(223,602)	-	(41,159)	-	(4,930,223)	-

Partners’ Capital, December 31, 2020	67,400,489	93,586.8678	5,250,088	5,824.8820	1,034,557	1,122.1270	73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(275,000)	(278.9350)	(275,000)	(278.9350)
Redemptions - Limited Partners	(14,065,961)	(18,194.9190)	(2,217,552)	(2,179.8600)	-	-	(16,283,513)	(20,374.7790)
Net income (loss)	6,430,685	-	583,679	-	102,636	-	7,117,000	-

Partners’ Capital, December 31, 2021	59,765,213	75,391.9488	3,616,215	3,645.0220	862,193	843.1920	64,243,621	79,880.1628
Redemptions - General Partner	-	-	-	-	(125,000)	(106.6270)	(125,000)	(106.6270)
Redemptions - Limited Partners	(7,266,578)	(8,164.3340)	(156,748)	(155.6940)	(51,309)	(43.2490)	(7,474,635)	(8,363.2770)
Net income (loss)	8,137,547	-	479,267	-	126,898	-	8,743,712	-

Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588

	Class A	Class D	Class Z
2020:	$720.19	$901.32	$921.96

2021:	$792.73	$992.10	$1,022.54

2022:	$901.95	$1,128.79	$1,172.31

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

1.	Organization:
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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
As of December 31, 2022, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Effective December 31, 2020, the General Partner terminated ADG Capital Management LLP (“ADG”) and Aquantum GmbH (“Aquantum”) as Advisors to the Partnership. Reference herein to “Advisors” may include, as relevant, ADG, Aquantum, FORT and ISAM SM. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds.
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
Prior to its termination effective December 31, 2022, ISAM SM directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme.
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
The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2052; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement”).
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2022, 2021 and 2020, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

f.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,924,402 (cost of $1,917,654) and $720,689 (cost of $718,056) as of December 31, 2022 and 2021, respectively.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

g.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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
Prior to its termination effective December 31, 2022, the Partnership paid to ISAM SM a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month end net assets of the Partnership allocated to ISAM SM. Prior to its termination effective October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end
net assets of the Partnership allocated to FORT’s Global Trend Trading Program, and until December 31, 2020, paid to FORT a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of month-end
net assets allocated to FORT Contrarian Master. Prior to its termination effective December 31, 2020, ADG received a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of month-end
net assets of the Partnership allocated to ADG. Prior to its termination effective December 31, 2020, Aquantum received a monthly management fee equal to 1/12 of 1.25% (1.25% per year) of month-end
net assets of the Partnership allocated to Aquantum.
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
Prior to its termination effective December 31, 2022, ISAM SM was eligible to receive an incentive fee, payable quarterly, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ISAM SM. Prior to the Partnership’s full redemption out of FORT Contrarian Master effective December 31, 2020, FORT was eligible to receive an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by FORT for the Partnership’s assets allocated to FORT Contrarian Master during each calendar year. Prior to its termination effective December 31, 2020, ADG was eligible to receive an incentive fee, payable semi-annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ADG for the Partnership during each calendar half-year. Prior to its termination effective December 31, 2020, Aquantum was eligible to receive an incentive fee, payable semi-annually, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Aquantum for the Partnership during each calendar half-year.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays (or paid with respect to the Funds) trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”), directly and indirectly through its investment in the Funds. Clearing fees were allocated to the Partnership based on its proportionate share of each Fund. Clearing fees are also borne directly by the Partnership for its direct trading. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets previously not held in the Funds’ accounts at MS&Co. and JPMorgan were deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2022 and 2021, the amount of cash held by the Partnership for margin requirements was $12,210,997 and $11,511,892, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
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
“
Balance Sheet
,” have been met.
All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were 3,642 and 5,398, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were 134 and 276, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2022 and 2021 were $223,377,721 and $270,167,253, respectively.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31,
2022
and 2021,
respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross Amounts	Statements of Financial	Statements of Financial	Financial	Cash Collateral Received/	Net
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,783,634	$(2,338,243)	$2,445,391	$-	$-	$2,445,391
Forwards	767,869	(767,869)	-	-	-	-

Total assets	$5,551,503	$(3,106,112)	$2,445,391	$-	$-	$2,445,391

Liabilities
Futures	$(2,338,243)	$2,338,243	$-	$-	$-	$-
Forwards	(807,192)	767,869	(39,323)	-	39,323	-

Total liabilities	$(3,145,435)	$3,106,112	$(39,323)	$-	$39,323	$-

Net fair value						$2,445,391	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross Amounts	Statements of Financial	Statements of Financial	Financial	Cash Collateral Received/	Net
December 31, 2021	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets

Futures	$2,170,180	$(1,311,832)	$858,348	$-	$-	$858,348
Forwards	1,141,708	(1,086,969)	54,739	-	-	54,739

Total assets	$3,311,888	$(2,398,801)	$913,087	$-	$-	$913,087

Liabilities
Futures	$(1,311,832)	$1,311,832	$-	$-	$-	$-
Forwards	(1,086,969)	1,086,969	-	-	-	-

Total liabilities	$(2,398,801)	$2,398,801	$-	$-	$-	$-

Net fair value						$913,087	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2022 and 2021, respectively.

	December 31,
	2022
Assets
Futures Contracts
Currencies	$335,390
Energy	1,086,847
Grains	454,808
Indices	347,516
Interest Rates U.S.	98,297
Interest Rates Non-U.S.	2,262,386
Livestock	310
Metals	131,732
Softs	66,348

Total unrealized appreciation on open futures contracts	4,783,634

Liabilities
Futures Contracts
Currencies	(128,154)
Energy	(801,290)
Grains	(169,873)
Indices	(514,146)
Interest Rates U.S.	(151,219)
Interest Rates Non-U.S.	(411,124)
Livestock	(1,200)
Metals	(112,209)
Softs	(49,028)

Total unrealized depreciation on open futures contracts	(2,338,243)

Net unrealized appreciation on open futures contracts	$2,445,391	*

Assets
Forward Contracts
Currencies	$713,033
Metals	54,836

Total unrealized appreciation on open forward contracts	767,869

Liabilities
Forward Contracts
Currencies	(729,014)
Metals	(78,178)

Total unrealized depreciation on open forward contracts	(807,192)

Net unrealized depreciation on open forward contracts	$(39,323	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2022, 2021 and 2020, respectively.

Sector	2022		2021		2020
Currencies	$1,868,856		$(610,839)		$(882,066)
Energy	4,221,030		11,006,591		1,918,213
Grains	193,707		2,268,001		2,475,299
Indices	225,406		3,540,100		(6,408,863)
Interest Rates U.S.	(2,062,820)		(807,159)		821,085
Interest Rates Non-U.S.	8,906,493		(3,572,828)		1,546,319
Livestock	(462,710)		(301,560)		63,833
Metals	906,913		(923,008)		1,946,232
Softs	(1,385,707)		1,026,679		(1,016,353)

Total	$12,411,168	***	$11,625,977	***	$463,699	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2022 and 2021, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,783,634	$4,783,634	$-	$-
Forwards	767,869	-	767,869	-

Total Assets	$5,551,503	$4,783,634	$767,869	$-

Liabilities
Futures	$2,338,243	$2,338,243	$-	$-
Forwards	807,192	-	807,192	-

Total Liabilities	$3,145,435	$2,338,243	$807,192	$-

December 31, 2021	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,170,180	$2,170,180	$-	$-
Forwards	1,141,708	-	1,141,708	-

Total Assets	$3,311,888	$2,170,180	$1,141,708	$-

Liabilities
Futures	$1,311,832	$1,311,832	$-	$-
Forwards	1,086,969	-	1,086,969	-

Total Liabilities	$2,398,801	$1,311,832	$1,086,969	$-

6.	Investment in the Funds:
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
The General Partner is not aware of any material changes to the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2022.
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
There were no investments in the Funds as of December 31, 2022 and 2021.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

8.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022			2021			2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$157.24	$195.30	$201.95	$122.31	$156.08	$156.23	$(1.33)	$(1.70)	$(1.38)
Net investment loss	(48.02)	(58.61)	(52.18)	(49.77)	(65.30)	(55.65)	(30.36)	(30.90)	(24.79)

Increase (decrease) for the year	109.22	136.69	149.77	72.54	90.78	100.58	(31.69)	(32.60)	(26.17)
Net asset value per Redeemable Unit, beginning of year	792.73	992.10	1,022.54	720.19	901.32	921.96	751.88	933.92	948.13

Net asset value per Redeemable Unit, end of year	$901.95	$1,128.79	$1,172.31	$792.73	$992.10	$1,022.54	$720.19	$901.32	$921.96

	2022			2021			2020
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(5.4)%	(5.3)%	(4.8)%	(6.4)%	(6.9)%	(5.5)%	(4.3)%	(3.5)%	(2.8)%

Operating expenses	3.2%	3.2%	2.5%	3.4%	3.5%	2.6%	4.6%	3.7%	3.0%
Incentive fees	3.5%	3.5%	3.7%	3.0%	3.4%	2.9%	0.1%	0.1%	0.1%

Total expenses	6.7%	6.7%	6.2%	6.4%	6.9%	5.5%	4.7%	3.8%	3.1%

Total return:
Total return before incentive fees	17.8%	17.8%	18.8%	13.3%	13.7%	14.1%	(4.1)%	(3.4)%	(2.6)%
Incentive fees	(4.0)%	(4.0)%	(4.2)%	(3.2)%	(3.6)%	(3.2)%	(0.1)%	(0.1)%	(0.2)%

Total return after incentive fees	13.8%	13.8%	14.6%	10.1%	10.1%	10.9%	(4.2)%	(3.5)%	(2.8)%

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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.6% to 32.8% of the Partnership’s contracts are traded OTC.

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
The
COVID-19
pandemic and related voluntary and government-imposed social and business restrictions has impacted global economic conditions and adversely affected various indu stries (in
cluding, but not limited to, transportation, hospitality and entertainment), resulting in volatility in the global financial markets, disruption in global supply chains, increased unemployment, and operational challenges such as the temporary and permanent closures of businesses, sheltering-in-place
directives and increased remote work protocols. If the pandemic continues to be prolonged or the actions of governments and central banks are unsuccessful, including actions to facilitate the comprehensive distribution of effective vaccines, the adverse impact on the global economy will deepen.
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
On February 22, 2022, the United States and several European nations announced sanctions against Russia in response to Russia’s mobilization of forces and threat of invasion of the Ukraine, and governments around the world imposed, and may in the future impose, additional sanctions on Russia in response to its continued escalation of this conflict. On February 24, 2022, Russian President Putin commenced a full-scale invasion of Russia’s pre-positioned
forces into the Ukraine. The conflict has created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could adversely affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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
Effective February 1, 2023, the Partnership allocated a portion of it
s a
ssets to Drury Capital, Inc. (“Drury”). Drury directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2022 and 2021 are summarized below:

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$512,905	$309,752	$87,657	$11,958
Total expenses	(285,279)	(916,353)	(1,548,176)	(1,839,920)
Total trading results	(2,169,268)	1,003,273	4,510,269	9,066,894

Net income (loss)	$(1,941,642)	$396,672	$3,049,750	$7,238,932

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(26.61)	$5.90	$38.86	$91.07

Class D	$(33.30)	$7.38	$48.63	$113.98

Class Z	$(32.29)	$9.92	$52.50	$119.64

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Total investment income	$7,244	$6,284	$1,882	$6,329
Total expenses	(525,406)	(1,323,129)	(1,461,726)	(1,220,455)
Total trading results	(2,264,109)	3,138,442	6,318,701	4,432,943

Net income (loss)	$(2,782,271)	$1,821,597	$4,858,857	$3,218,817

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(33.61)	$21.23	$51.85	$33.07

Class D	$(42.06)	$26.57	$64.89	$41.38

Class Z	$(41.34)	$29.29	$68.48	$44.15

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2021 could impact the operations and financial performance of the Partnership’s investments subsequent to December 31, 2022. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

Effective February 1, 2023, the Partnership allocated a portion of its assets to Drury Capital, Inc. (“Drury”). Drury directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Steven Ross (Director), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or responsible for supervising those who are).

Patrick T. Egan, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Brooke Lambert, age 39, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Steven Ross, age 51, has been a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Victoria Eckstein, age 41, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 54, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities, Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2023, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2022:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	597.9290	86.24%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490	Redeemable Units

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years ended December 31, 2022 and 2021 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2022	$89,000
2021	$81,583

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2022 and 2021 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2022 and 2021.

Condensed Schedules of Investments at December 31, 2022 and 2021.

Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020.

Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.

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

10.5

Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.5 to the Registration Statement on Form S- 1 filed on December 20, 2002 and incorporated herein by reference).

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

10.32

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Graham Master and JPMorgan (filed as Exhibit 11.14 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated \herein by reference).

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
Date: March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Steven Ross	/s/ Tatiana Segal
Patrick T. Egan	Steven Ross	Tatiana Segal
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 24, 2023	Date: March 24, 2023	Date: March 24, 2023

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 24, 2023
Date: March 24, 2023

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to limited partners.