Form 10-Q
period 2023-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2023-05-11
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

  No
X
As of April 30, 2023, 65,553.0198 Limited Partnership Class A Redeemable Units were outstanding, 3,489.3280 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Equity in trading account:
Unrestricted cash	$53,074,140	$50,058,379
Restricted cash	7,541,960	12,210,997
Foreign cash (cost $320,285 and $1,917,654 at March 31, 2023 and December 31, 2022, respectively)	318,469	1,924,402
Net unrealized appreciation on open futures contracts	-	2,445,391

Total equity in trading account	60,934,569	66,639,169

Interest receivable	190,149	174,983

Total assets	$61,124,718	$66,814,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$307,487	$-
Net unrealized depreciation on open forward contracts	190,206	39,323
Accrued expenses:
Ongoing selling agent fees	37,393	41,122
Management fees	34,024	43,440
Incentive fees	-	714,301
General Partner fees	44,044	48,582
Professional fees	186,997	107,005
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	304,500	307,681

Total liabilities	1,104,651	1,426,454

Partners’ Capital:
General Partner, Class Z, 597.9290 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	654,526	700,959
Limited Partners, Class A, 66,129.7838 and 67,227.6148 Redeemable Units outstanding at March 31, 2023 and December 31, 2022, respectively	55,590,215	60,636,182
Limited Partners, Class D, 3,489.3280 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	3,670,910	3,938,734
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at March 31, 2023 and December 31, 2022	104,416	111,823

Total partners’ capital (net asset value)	60,020,067	65,387,698

Total liabilities and partners’ capital	$61,124,718	$66,814,152

Net asset value per Redeemable Unit:
Class A	$840.62	$901.95

Class D	$1,052.04	$1,128.79

Class Z	$1,094.66	$1,172.31

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
March 31, 2023
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	227	$177,835	0.29%
Energy	235	244,464	0.41
Grains	105	(60,663)	(0.10)
Indices	362	175,540	0.29
Interest Rates U.S.	74	13,525	0.02
Interest Rates Non-U.S.	208	(62,537)	(0.10)
Metals	37	71,282	0.12
Softs	210	317,268	0.53

Total futures contracts purchased		876,714	1.46

Futures Contracts Sold
Currencies	233	(132,781)	(0.22)
Energy	252	(302,628)	(0.50)
Grains	144	112,383	0.19
Indices	173	(32,994)	(0.06)
Interest Rates U.S.	145	(216,435)	(0.36)
Interest Rates Non-U.S.	334	(359,637)	(0.60)
Livestock	2	1,080	0.00 *
Metals	32	(238,774)	(0.40)
Softs	19	(14,415)	(0.02)

Total futures contracts sold		(1,184,201)	(1.97)

Net unrealized depreciation on open futures contracts		$(307,487)	(0.51)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$72,379,876	$923,256	1.54%
Metals	52	138,591	0.23

Total unrealized appreciation on open forward contracts		1,061,847	1.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$101,578,073	(1,076,304)	(1.80)
Metals	65	(175,749)	(0.29)

Total unrealized depreciation on open forward contracts		(1,252,053)	(2.09)

Net unrealized depreciation on open forward contracts		$(190,206)	(0.32)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,

	2023	2022

Investment Income:
Interest income	$534,100	$11,958

Expenses:
Clearing fees related to direct investments	70,882	70,327
Ongoing selling agent fees	116,806	126,024
General Partner fees	137,622	148,573
Management fees	106,043	127,297
Incentive fees	-	1,293,719
Professional fees	95,145	73,980

Total expenses	526,498	1,839,920

Net investment loss	7,602	(1,827,962)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,506,129)	6,992,102
Net change in unrealized gains (losses) on open contracts	(2,912,325)	2,074,792

Total trading results	(4,418,454)	9,066,894

Net income (loss)	$(4,410,852)	$7,238,932

Net income (loss) per Redeemable Unit*:
Class A	$(61.33)	$91.07

Class D	$(76.75)	$113.98

Class Z	$(77.65)	$119.64

Weighted average Redeemable Units outstanding:
Class A	66,870.9268	74,344.2975

Class D	3,489.3280	3,541.2260

Class Z	693.3160	843.1920

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(2,309,291)	(2,757.9520)	(156,748)	(155.6940)	-	-	(2,466,039)	(2,913.6460)
Net income (loss)	6,738,055	-	399,995	-	100,882	-	7,238,932	-

Partners’ Capital, March 31, 2022	$64,193,977	72,633.9968	$3,859,462	3,489.3280	$963,075	843.1920	$69,016,514	76,966.5168

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(956,779)	(1,097.8310)	-	-	-	-	(956,779)	(1,097.8310)
Net income (loss)	(4,089,188)	-	(267,824)	-	(53,840)	-	(4,410,852)	-

Partners’ Capital, March 31, 2023	$55,590,215	66,129.7838	$3,670,910	3,489.3280	$758,942	693.3160	$60,020,067	70,312.4278

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
During the reporting periods ended March 31, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2023, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ISAM SM. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
Effective January 1, 2020, Millburn trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 2 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future but may not exceed 2 times the amount of assets allocated. Effective February 1, 2023, Drury trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2023 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2022. The December 31, 2022 information has been derived from the audited financial statements as of and for the year ended December 31, 2022.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
U
se o
f Estimates
. Th
e pre
paration of financial statements and
acco
mpanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2023 and 2022, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2023 and December 31, 2022, the amount of cash held for margin requirements was $7,541,960 and $12,210,997, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $318,469 (cost of $320,285) and $1,924,402 (cost of $1,917,654) as of March 31, 2023 and December 31, 2022, respectively.

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
Red
eemab
le Un
it.
Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “
Financial Services-Investment Companies
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.     Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022

	Class A	Class D	Class Z	Class A	Class D	Class Z

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(61.41)	$(76.86)	$(79.90)	$113.98	$142.57	$147.35
Net investment income (loss)	0.08	0.11	2.25	(22.91)	(28.59)	(27.71)

Increase (decrease) for the period	(61.33)	(76.75)	(77.65)	91.07	113.98	119.64
Net asset value per Redeemable Unit, beginning of period	901.95	1,128.79	1,172.31	792.73	992.10	1,022.54

Net asset value per Redeemable Unit, end of period	$840.62	$1,052.04	$1,094.66	$883.80	$1,106.08	$1,142.18

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022

	Class A		Class D		Class Z	Class A	Class D	Class Z

Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	0.0	%****	0.0	%****	0.8%	(5.3)%	(5.2)%	(4.5)%

Operating expenses	3.4%		3.4%		2.6%	3.4%	3.4%	2.6%
Incentive fees	-%		-%		-%	2.0%	2.0%	2.0%

Total expenses	3.4%		3.4%		2.6%	5.4%	5.4%	4.6%

Total return:
Total return before incentive fees	(6.8)%		(6.8)%		(6.6)%	13.5%	13.5%	13.8%
Incentive fees	-%		-%		-%	(2.0)%	(2.0)%	(2.1)%

Total return after incentive fees	(6.8)%		(6.8)%		(6.6)%	11.5%	11.5%	11.7%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2023 and 2022 were 3,571 and 4,127, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2023 and 2022 were 141 and 151, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the three months ended March 31, 2023 and 2022 were $148,928,137 and $249,437,160, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022, respectively.

March 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,586,614	$(2,586,614)	$-	$-	$-	$-
Forwards	1,061,847	(1,061,847)	-	-	-	-

Total assets	$3,648,461	$(3,648,461)	$-	$-	$-	$-

Liabilities
Futures	$(2,894,101)	$2,586,614	$(307,487)	$-	$307,487	$-
Forwards	(1,252,053)	1,061,847	(190,206)	-	190,206	-

Total liabilities	$(4,146,154)	$3,648,461	$(497,693)	$-	$497,693	$-

Net fair value						$-	*

December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,783,634	$(2,338,243)	$2,445,391	$-	$-	$2,445,391
Forwards	767,869	(767,869)	-	-	-	-

Total assets	$5,551,503	$(3,106,112)	$2,445,391	$-	$-	$2,445,391

Liabilities
Futures	$(2,338,243)	$2,338,243	$-	$-	$-	$-
Forwards	(807,192)	767,869	(39,323)	-	39,323	-

Total liabilities	$(3,145,435)	$3,106,112	$(39,323)	$-	$39,323	$-

Net fair value						$2,445,391	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
Assets
Futures Contracts
Currencies	$206,607
Energy	925,802
Grains	191,698
Indices	681,116
Interest Rates U.S.	35,891
Interest Rates Non-U.S.	107,164
Livestock	1,080
Metals	101,142
Softs	336,114

Total unrealized appreciation on open futures contracts	2,586,614

Liabilities
Futures Contracts
Currencies	(161,553)
Energy	(983,966)
Grains	(139,978)
Indices	(538,570)
Interest Rates U.S.	(238,801)
Interest Rates Non-U.S.	(529,338)
Metals	(268,634)
Softs	(33,261)

Total unrealized depreciation on open futures contracts	(2,894,101)

Net unrealized depreciation on open futures contracts	$(307,487)	*

Assets
Forward Contracts
Currencies	$923,256
Metals	138,591

Total unrealized appreciation on open forward contracts	1,061,847

Liabilities
Forward Contracts
Currencies	(1,076,304)
Metals	(175,749)

Total unrealized depreciation on open forward contracts	(1,252,053)

Net unrealized depreciation on open forward contracts	$(190,206)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

	December 31,
	2022
Assets
Futures Contracts
Currencies	$335,390
Energy	1,086,847
Grains	454,808
Indices	347,516
Interest Rates U.S.	98,297
Interest Rates Non-U.S.	2,262,386
Livestock	310
Metals	131,732
Softs	66,348

Total unrealized appreciation on open futures contracts	4,783,634

Liabilities
Futures Contracts
Currencies	(128,154)
Energy	(801,290)
Grains	(169,873)
Indices	(514,146)
Interest Rates U.S.	(151,219)
Interest Rates Non-U.S.	(411,124)
Livestock	(1,200)
Metals	(112,209)
Softs	(49,028)

Total unrealized depreciation on open futures contracts	(2,338,243)

Net unrealized appreciation on open futures contracts	$2,445,391	*

Assets
Forward Contracts
Currencies	$713,033
Metals	54,836

Total unrealized appreciation on open forward contracts	767,869

Liabilities
Forward Contracts
Currencies	(729,014)
Metals	(78,178)

Total unrealized depreciation on open forward contracts	(807,192)

Net unrealized depreciation on open forward contracts	$(39,323)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
	March 31,
Sector	2023		2022
Currencies	$(231,226)		$230,392
Energy	(1,934,525)		4,082,202
Grains	233,564		1,704,941
Indices	358,660		475,537
Interest Rates U.S.	(1,316,475)		119,008
Interest Rates Non-U.S.	(1,870,647)		2,112,906
Livestock	1,750		(37,125)
Metals	229,949		532,624
Softs	110,496		(153,591)

Total	$(4,418,454)	***	$9,066,894	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and 2022, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,586,614	$2,586,614	$-	$-
Forwards	1,061,847	-	1,061,847	-

Total Assets	$3,648,461	$2,586,614	$1,061,847	$-

Liabilities
Futures	$2,894,101	$2,894,101	$-	$-
Forwards	1,252,053	-	1,252,053	-

Total Liabilities	$4,146,154	$2,894,101	$1,252,053	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,783,634	$4,783,634	$-	$-
Forwards	767,869	-	767,869	-

Total Assets	$5,551,503	$4,783,634	$767,869	$-

Liabilities
Futures	$2,338,243	$2,338,243	$-	$-
Forwards	807,192	-	807,192	-

Total Liabilities	$3,145,435	$2,338,243	$807,192	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.8% to 20.5 % of the Partnership’s contracts are traded OTC.
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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. The conflict and subsequent sanctions have created volatility in the price of various commodities and may have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding the conflict between the two nations and the varying involvement of the United States and other NATO countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, or Ukraine, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflict.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2023.

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

For the three months ended March 31, 2023, the Partnership’s capital decreased 8.2% from $65,387,698 to $60,020,067. This decrease was attributable to redemptions of 1,097.8310 Class A limited partner Redeemable Units totaling $956,779 and a net loss of $4,410,852. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2023, the Partnership’s net asset value per Class A Redeemable Unit decreased 6.8% from $901.95 to $840.62 as compared to an increase of 11.5% in the same period of 2022. During the Partnership’s first quarter of 2023, the Partnership’s net asset value per Class D Redeemable Unit decreased 6.8% from $1,128.79 to $1,052.04 as compared to an increase of 11.5% in the same period of 2022. During the Partnership’s first quarter of 2023, the Partnership’s net asset value per Class Z Redeemable Unit decreased 6.6% from $1,172.31 to $1,094.66 as compared to an increase of 11.7% in the same period of 2022. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $4,418,454. Losses were primarily attributable to the Partnership’s trading in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2022 of $9,066,894. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in livestock and softs.

During the first quarter, the Partnership’s largest losses were experienced within the global fixed income markets during January and March. In January, losses were recorded from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led many investors to believe global central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded in the fixed income sector from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. In the energy markets, losses were incurred from futures positions in Brent crude oil, heating oil, and gasoline as prices moved inconsistently throughout a majority of the quarter amid the lack of a consistent consensus regarding oil supply/demand for the upcoming months. Further losses for the quarter were recorded in the currency markets from positions in the Euro and Swiss franc as the values of these currencies experienced short-term volatility versus the U.S. dollar amid differing expectations for future interest rate policies from the European Central Bank and Swiss National Bank as compared to those policies of the Federal Reserve. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded in the global stock indices from long positions in European equity index futures during January and February as investor appetite for risk assets in the region boosted stock prices. Further profits in the sector were recorded from trading CBOE Volatility Index futures (VIX) during the quarter. In the agricultural markets, gains were achieved during January, February, and March from short positions in wheat futures as wheat prices declined amid easing drought conditions in key South American growing regions. Additional gains were recorded in the agricultural markets during March from long sugar futures positions as sugar prices trended upward to a multi-year high. In the metals markets, long positioning in gold futures profited during January and March as investors sought out precious metals as a store of value amid safe haven buying and weakness in the U.S. dollar.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three months ended March 31, 2023 increased by $522,142 as compared to the corresponding period in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2023 as compared to the corresponding period in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2023 increased by $555 as compared to the corresponding period in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2023 decreased by $9,218 as compared to the corresponding period in 2022. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2023 decreased by $10,951 as compared to the corresponding period in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2023 decreased by $21,254 as compared to the corresponding period in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2023 and 2022 resulted in incentive fees of $0 and $1,293,719, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2023 and December 31, 2022, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)	December 31, 2022	December 31, 2022 (percentage of Partners’ Capital)
DCM	$15,828,354	26%	$18,156,276	28%
Drury	$9,416,730	16%	$-	0%
Episteme	$18,923,897	32%	$18,182,719	28%
ISAM SM	$-	0%	$14,301,742	22%
Millburn	$13,236,411	22%	$14,000,599	21%
Unallocated	$2,614,675	4%	$746,362	1%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of March 31, 2023, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of March 31, 2023 and December 31, 2022. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of March 31, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended March 31, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2023, the Partnership’s total capitalization was $60,020,067.

		March 31, 2023
			Three Months Ended March 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$862,406	1.44%	$4,391,514	$862,406	$2,864,741
Energy	1,399,663	2.33	3,554,367	1,070,431	2,595,915
Grains	307,069	0.51	984,221	268,114	694,880
Indices	2,290,447	3.82	5,919,444	1,977,652	3,403,555
Interest Rates U.S.	310,393	0.52	1,000,056	232,186	518,863
Interest Rates Non-U.S.	1,444,006	2.41	3,669,229	1,270,029	2,431,889
Livestock	3,850	0.01	11,220	-	4,480
Metals	469,979	0.78	1,158,604	386,729	861,873
Softs	417,290	0.70	544,927	176,895	386,427

Total	$7,505,103	12.52%

*	Average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $65,387,698.

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,396,130	3.66%	$5,174,957	$2,168,466	$3,766,373
Energy	1,479,619	2.26	2,759,364	170,243	1,567,593
Grains	736,575	1.13	1,288,345	280,376	773,384
Indices	2,853,573	4.36	4,150,965	429,670	2,636,612
Interest Rates U.S.	608,173	0.93	1,250,386	169,738	698,859
Interest Rates Non-U.S.	3,036,414	4.64	3,236,617	873,360	2,101,574
Livestock	3,685	0.01	115,528	3,685	54,943
Metals	653,539	1.00	1,549,990	270,436	940,266
Softs	422,396	0.65	1,266,142	266,254	553,715

Total	$12,190,104	18.64%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2022, 2021, 2020, 2019, and 2018. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2022 Audited Financial Statement.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15,2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2023, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

January 1, 2023 - January 31, 2023	334.4660	$874.13	N/A	N/A

February 1, 2023 - February 28, 2023	401.1320	$897.24	N/A	N/A

March 1, 2023 - March 31, 2023	362.2330	$840.62	N/A	N/A

	1,097.8310	$871.52

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership’s investments subsequent to March 31, 2023. The extent of the impact to the financial performance of the Partnership’s investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership’s investments is impacted because of these factors for an extended period, the Partnership’s performance may be adversely affected.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 11, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.