Form 10-Q
period 2023-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2023-08-10
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

  No
X
As of July 31, 2023, 63,831.7478 Limited Partnership Class A Redeemable Units were outstanding, 3,190.2310 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Equity in trading account:
Unrestricted cash	$45,747,419	$50,058,379
Restricted cash	14,273,015	12,210,997
Foreign cash (cost $0 and $1,917,654 at June 30, 2023 and December 31, 2022, respectively)	-	1,924,402
Net unrealized appreciation on open futures contracts	1,659,642	2,445,391
Net unrealized appreciation on open forward contracts	19,430	-

Total equity in trading account	61,699,506	66,639,169

Interest receivable	203,047	174,983

Total assets	$61,902,553	$66,814,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$39,323
Foreign cash overdraft (proceeds $630,887 and $0 at June 30, 2023 and December 31, 2022, respectively)	629,551	-
Accrued expenses:
Ongoing selling agent fees	37,793	41,122
Management fees	32,484	43,440
Incentive fees	68,347	714,301
General Partner fees	44,533	48,582
Professional fees	160,957	107,005
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	925,037	307,681

Total liabilities	1,898,702	1,426,454

Partners’ Capital:
General Partner, Class Z, 597.9290 Redeemable Units outstanding at June 30, 2023 and December 31, 2022	678,209	700,959
Limited Partners, Class A, 64,120.4118 and 67,227.6148 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	55,746,303	60,636,182
Limited Partners, Class D, 3,190.2310 and 3,489.3280 Redeemable Units outstanding at June 30, 2023 and December 31, 2022, respectively	3,471,145	3,938,734
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at June 30, 2023 and December 31, 2022	108,194	111,823

Total partners’ capital (net asset value)	60,003,851	65,387,698

Total liabilities and partners’ capital	$61,902,553	$66,814,152

Net asset value per Redeemable Unit:
Class A	$869.40	$901.95

Class D	$1,088.05	$1,128.79

Class Z	$1,134.26	$1,172.31

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2023
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	162	$28,356	0.05%
Energy	304	358,668	0.60
Grains	74	20,975	0.03
Indices	639	(167,131)	(0.28)
Interest Rates U.S.	54	(98,360)	(0.16)
Interest Rates Non-U.S.	230	20,102	0.03
Livestock	2	5,290	0.01
Metals	94	52,300	0.09
Softs	101	73,837	0.12

Total futures contracts purchased		294,037	0.49

Futures Contracts Sold
Currencies	408	408,169	0.68
Energy	270	(457,237)	(0.76)
Grains	166	(103,045)	(0.17)
Indices	453	429,242	0.72
Interest Rates U.S.	437	245,925	0.41
Interest Rates Non-U.S.	1,031	740,518	1.23
Livestock	1	210	0.00 *
Metals	122	61,532	0.10
Softs	167	40,291	0.07

Total futures contracts sold		1,365,605	2.28

Net unrealized appreciation on open futures contracts		$1,659,642	2.77%

Unrealized Appreciation on Open Forward Contracts
Currencies	$46,419,932	$540,287	0.90%
Metals	58	204,202	0.34

Total unrealized appreciation on open forward contracts		744,489	1.24

Unrealized Depreciation on Open Forward Contracts
Currencies	$73,895,293	(516,954)	(0.86)
Metals	90	(208,105)	(0.35)

Total unrealized depreciation on open forward contracts		(725,059)	(1.21)

Net unrealized appreciation on open forward contracts		$19,430	0.03%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$588,873	$87,657	$1,122,973	$99,615

Expenses:
Clearing fees related to direct investments	63,754	74,221	134,636	144,548
Ongoing selling agent fees	113,906	135,657	230,712	261,681
General Partner fees	134,167	160,027	271,789	308,600
Management fees	99,325	143,029	205,368	270,326
Incentive fees	68,347	974,502	68,347	2,268,221
Professional fees	73,621	60,740	168,766	134,720

Total expenses	553,120	1,548,176	1,079,618	3,388,096

Net investment loss	35,753	(1,460,519)	43,355	(3,288,481)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(167,433)	5,900,959	(1,673,562)	12,893,061
Net change in unrealized gains (losses) on open contracts	2,179,917	(1,390,690)	(732,408)	684,102

Total trading results	2,012,484	4,510,269	(2,405,970)	13,577,163

Net income (loss)	$2,048,237	$3,049,750	$(2,362,615)	$10,288,682

Net income (loss) per Redeemable Unit*:
Class A	$28.78	$38.86	$(32.55)	$129.93

Class D	$36.01	$48.63	$(40.74)	$162.61

Class Z	$39.60	$52.50	$(38.05)	$172.14

Weighted average Redeemable Units outstanding:
Class A	65,497.6305	71,963.4235	66,184.2786	73,153.8605

Class D	3,489.3280	3,489.3280	3,489.3280	3,515.2770

Class Z	693.3160	843.1920	693.3160	843.1920

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(3,693,782)	(4,244.1420)	(156,748)	(155.6940)	-	-	(3,850,530)	(4,399.8360)
Net income (loss)	9,573,840	-	569,692	-	145,150	-	10,288,682	-

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268

Partners’ Capital, March 31, 2022	$64,193,977	72,633.9968	$3,859,462	3,489.3280	$963,075	843.1920	$69,016,514	76,966.5168
Redemptions - Limited Partners	(1,384,491)	(1,486.1900)	-	-	-	-	(1,384,491)	(1,486.1900)
Net income (loss)	2,835,785	-	169,697	-	44,268	-	3,049,750	-

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(2,695,799)	(3,107.2030)	(325,433)	(299.0970)	-	-	(3,021,232)	(3,406.3000)
Net income (loss)	(2,194,080)	-	(142,156)	-	(26,379)	-	(2,362,615)	-

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588

Partners’ Capital, March 31, 2023	$55,590,215	66,129.7838	$3,670,910	3,489.3280	$758,942	693.3160	$60,020,067	70,312.4278
Redemptions - Limited Partners	(1,739,020)	(2,009.3720)	(325,433)	(299.0970)	-	-	(2,064,453)	(2,308.4690)
Net income (loss)	1,895,108	-	125,668	-	27,461	-	2,048,237	-

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588

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
During the reporting periods ended June 30, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2023, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ISAM SM. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2023 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
Use o
f Estimates
. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be mate rial.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2023 and 2022, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $14,273,015 and $12,210,997, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(629,551) (proceeds of $630,887) and $1,924,402 (cost of $1,917,654) as of June 30, 2023 and December 31, 2022, respectiv ely.

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
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to th
e Partnership
’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$28.30	$35.40	$36.84	$57.76	$72.13	$74.47	$(33.11)	$(41.46)	$(43.06)	$171.81	$214.74	$221.82
Net investment income (loss)	0.48	0.61	2.76	(18.90)	(23.50)	(21.97)	0.56	0.72	5.01	(41.88)	(52.13)	(49.68)

Increase (decrease) for the period	28.78	36.01	39.60	38.86	48.63	52.50	(32.55)	(40.74)	(38.05)	129.93	162.61	172.14
Net asset value per Redeemable Unit, beginning of period	840.62	1,052.04	1,094.66	883.80	1,106.08	1,142.18	901.95	1,128.79	1,172.31	792.73	992.10	1,022.54

Net asset value per Redeemable Unit, end of period	$869.40	$1,088.05	$1,134.26	$922.66	$1,154.71	$1,194.68	$869.40	$1,088.05	$1,134.26	$922.66	$1,154.71	$1,194.68

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	0.6%	0.6%	1.3%	(4.2)%	(4.2)%	(3.4)%	0.3%	0.3%	1.0%	(6.3)%	(6.3)%	(5.5)%

Operating expenses	3.2%	3.3%	2.5%	3.3%	3.2%	2.5%	3.3%	3.3%	2.5%	3.3%	3.3%	2.5%
Incentive fees	0.1%	0.1%	0.1%	1.4%	1.4%	1.4%	0.1%	0.1%	0.1%	3.3%	3.3%	3.3%

Total expenses	3.3%	3.4%	2.6%	4.7%	4.6%	3.9%	3.4%	3.4%	2.6%	6.6%	6.6%	5.8%

Total return:
Total return before incentive fees	3.5%	3.5%	3.7%	5.8%	5.8%	6.0%	(3.5)%	(3.5)%	(3.1)%	20.0%	20.0%	20.5%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	(1.4)%	(1.4)%	(1.4)%	(0.1)%	(0.1)%	(0.1)%	(3.6)%	(3.6)%	(3.7)%

Total return after incentive fees	3.4%	3.4%	3.6%	4.4%	4.4%	4.6%	(3.6)%	(3.6)%	(3.2)%	16.4%	16.4%	16.8%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were 4,243 and 3,861, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were 3,907 and 3,994, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were 145 and 152, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were 143 and 152, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2023 and 2022 were $106,276,273 and $232,792,066, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2023 and 2022 were $127,602,205 and $241,114,613, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022, respectively.

June 30, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$3,940,654	$(2,281,012)	$1,659,642	$-	$-	$1,659,642
Forwards	744,489	(725,059)	19,430	-	-	19,430

Total assets	$4,685,143	$(3,006,071)	$1,679,072	$-	$-	$1,679,072

Liabilities
Futures	$(2,281,012)	$2,281,012	$-	$-	$-	$-
Forwards	(725,059)	725,059	-	-	-	-

Total liabilities	$(3,006,071)	$3,006,071	$-	$-	$-	$-

Net fair value						$1,679,072	*

December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$4,783,634	$(2,338,243)	$2,445,391	$-	$-	$2,445,391
Forwards	767,869	(767,869)	-	-	-	-

Total assets	$5,551,503	$(3,106,112)	$2,445,391	$-	$-	$2,445,391

Liabilities
Futures	$(2,338,243)	$2,338,243	$-	$-	$-	$-
Forwards	(807,192)	767,869	(39,323)	-	39,323	-

Total liabilities	$(3,145,435)	$3,106,112	$(39,323)	$-	$39,323	$-

Net fair value						$2,445,391	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
Assets
Futures Contracts
Currencies	$540,374
Energy	390,145
Grains	185,612
Indices	1,073,680
Interest Rates U.S.	273,666
Interest Rates Non-U.S.	962,105
Livestock	5,500
Metals	262,877
Softs	246,695

Total unrealized appreciation on open futures contracts	3,940,654

Liabilities
Futures Contracts
Currencies	(103,849)
Energy	(488,714)
Grains	(267,682)
Indices	(811,569)
Interest Rates U.S.	(126,101)
Interest Rates Non-U.S.	(201,485)
Metals	(149,045)
Softs	(132,567)

Total unrealized depreciation on open futures contracts	(2,281,012)

Net unrealized appreciation on open futures contracts	$1,659,642	*

Assets
Forward Contracts
Currencies	$540,287
Metals	204,202

Total unrealized appreciation on open forward contracts	744,489

Liabilities
Forward Contracts
Currencies	(516,954)
Metals	(208,105)

Total unrealized depreciation on open forward contracts	(725,059)

Net unrealized appreciation on open forward contracts	$19,430	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2023		2022		2023		2022
Currencies	$835,032		$1,070,963		$603,806		$1,301,355
Energy	(1,332,011)		2,286,155		(3,266,536)		6,368,357
Grains	(468,230)		(645,158)		(234,666)		1,059,783
Indices	986,751		(14,556)		1,345,411		460,981
Interest Rates U.S.	365,476		(899,499)		(950,999)		(780,491)
Interest Rates Non-U.S.	1,049,164		2,812,047		(821,483)		4,924,953
Livestock	5,610		(187,870)		7,360		(224,995)
Metals	(228,236)		643,757		1,713		1,176,381
Softs	798,928		(555,570)		909,424		(709,161)

Total	$2,012,484	***	$4,510,269	***	$(2,405,970)	***	$13,577,163	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and 2022, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,940,654	$3,940,654	$-	$-
Forwards	744,489	-	744,489	-

Total Assets	$4,685,143	$3,940,654	$744,489	$-

Liabilities
Futures	$2,281,012	$2,281,012	$-	$-
Forwards	725,059	-	725,059	-

Total Liabilities	$3,006,071	$2,281,012	$725,059	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,783,634	$4,783,634	$-	$-
Forwards	767,869	-	767,869	-

Total Assets	$5,551,503	$4,783,634	$767,869	$-

Liabilities
Futures	$2,338,243	$2,338,243	$-	$-
Forwards	807,192	-	807,192	-

Total Liabilities	$3,145,435	$2,338,243	$807,192	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 2.5% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2023.

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

For the six months ended June 30, 2023, the Partnership’s capital decreased 8.2% from $65,387,698 to $60,003,851. This decrease was attributable to redemptions of 3,107.2030 Class A limited partner Redeemable Units totaling $2,695,799 and redemptions of 299.0970 Class D limited partner Redeemable Units totaling $325,433, and a net loss of $2,362,615. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2023, the Partnership’s net asset value per Class A Redeemable Unit increased 3.4% from $840.62 to $869.40 as compared to an increase of 4.4% in the same period of 2022. During the Partnership’s second quarter of 2023, the Partnership’s net asset value per Class D Redeemable Unit increased 3.4% from $1,052.04 to $1,088.05 as compared to an increase of 4.4% in the same period of 2022. During the Partnership’s second quarter of 2023, the Partnership’s net asset value per Class Z Redeemable Unit increased 3.6% from $1,094.66 to $1,134.26 as compared to an increase of 4.6% in the same period of 2022. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $2,012,484. Gains were primarily attributable to the Partnership’s trading in currencies, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2022 of $4,510,269. Gains were primarily attributable to the Partnership’s trading in currencies, energy, non-U.S. interest rates and metals and were partially offset by losses in grains, indices, U.S. interest rates, livestock and softs.

During the second quarter, the Partnership’s most meaningful gains were achieved in the global fixed income markets from short positions in European, U.S., and Canadian government debt futures during May and June as prices declined and yields rose amid ongoing concerns regarding inflation and expectations for hawkish central bank policy to continue. In global stock indices, long futures positions in Asian equity indices profited during April, May, and June as prices rose amid economic data supporting investors’ “risk-on” stance. Further gains were recorded from long positions in European equity index futures during April and June. In the currency markets, gains were achieved from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar throughout the quarter on expectations the Bank of Japan would support its dovish monetary policy while the U.S. Federal Reserve was expected to continue its restrictive rate policy. Smaller currency gains were recorded from long positions in the British pound versus the U.S. dollar during April and June. In the agricultural markets, gains were recorded during April from long positions in sugar futures as prices climbed to an 11-year high amid adverse weather in key growing regions and supply tightness. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred in the energy markets from positions in Brent and West Texas Intermediate crude oil futures as oil prices moved without consistent direction for a majority of the quarter. In the metals, losses were recorded from long positions in gold futures as prices reversed lower during May amid broad strength in the U.S. dollar.

During the Partnership’s six months ended June 30, 2023, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.6% from $901.95 to $869.40 as compared to an increase of 16.4% in the same period of 2022. During the Partnership’s six months ended June 30, 2023, the Partnership’s net asset value per Class D Redeemable Unit decreased 3.6% from $1,128.79 to $1,088.05 as compared to an increase of 16.4% in the same period of 2022. During the Partnership’s six months ended June 30, 2023, the Partnership’s net asset value per Class Z Redeemable Unit decreased 3.2% from $1,172.31 to $1,134.26 as compared to an increase of 16.8% in the same period of 2022. The Partnership experienced a net trading loss before fees and expenses in the six months of 2023 of $2,405,970. Losses were primarily attributable to the Partnership’s trading in energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the six months of 2022 of $13,577,163. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, non-U.S. interest rates and metals and were partially offset by losses in U.S. interest rates, livestock and softs.

During the first six months of the year, the largest trading losses for the first six months of the year occurred in the energy markets from positions in Brent and West Texas Intermediate crude oil futures as oil prices moved inconsistently for a majority of the first half of the year amid a lack of a consensus on oil supply/demand. Smaller losses were recorded from positions in heating oil and gasoline futures for similar reasons. In global fixed income, losses were recorded during January from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth led investors to believe global central banks would be less aggressive with future interest rate hikes. During March, more notable losses were recorded in the sector from short positions in U.S. and European fixed income futures as bond buying surged in a “flight-to-quality” amid contagion concerns following the collapse of two prominent regional banks in the U.S. In the metals markets, losses were recorded from short copper futures positions during January and June as copper prices reversed higher on forecasts for an increase in industrial demand. A portion of the Partnership’s overall trading losses for the first six months of the year was offset by gains recorded in global stock indices from long positions in European equity index futures during January, February, April, and June as investor appetite for risk assets in the region boosted stock prices. Further gains in the sector were recorded from long positions in Asian equity index futures as Asian stock prices trended higher throughout a majority of the second quarter. In the currency markets, short positions in the Japanese yen profited during much of the first half of the year as the value of the yen weakened against the U.S. dollar on expectations the Bank of Japan would continue to support its dovish monetary policy. Additional currency gains were recorded from long positions in the British pound during both the first and second quarters. In the agricultural markets, gains were achieved from long positions in sugar futures during March and April as sugar prices rallied to a multi-year high amid supply concerns. Gains in the agriculturals were also recorded from short positions in wheat futures as wheat prices declined throughout a majority of the first and second quarters.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and six months ended June 30, 2023 increased by $501,216 and $1,023,358, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2023 decreased by $10,467 and $9,912, respectively, as compared to the corresponding periods in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2023 decreased by $21,751 and $30,969, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2023 decreased by $25,860 and $36,811, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2023 decreased by $43,704 and $64,958, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $68,347. Trading performance for the three and six months ended June 30, 2022 resulted in incentive fees of $974,502 and $2,268,221, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2023 and March 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2023	June 30, 2023 (percentage of Partners’ Capital)	March 31, 2023	March 31, 2023 (percentage of Partners’ Capital)
DCM	$14,512,807	24%	$15,828,354	26%
Drury	$11,617,023	19%	$9,416,730	16%
Episteme	$16,983,276	29%	$18,923,897	32%
Millburn	$13,910,680	23%	$13,236,411	22%
Unallocated	$2,980,065	5%	$2,614,675	4%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of June 30, 2023, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of June 30, 2023 and December 31, 2022. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of June 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended June 30, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2023, the Partnership’s total capitalization was $60,003,851.

		June 30, 2023
			Three Months Ended June 30, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,098,920	1.83%	$1,637,455	$810,320	$1,221,413
Energy	1,794,336	2.99	2,489,056	975,590	1,953,716
Grains	340,263	0.57	651,030	136,835	462,579
Indices	5,132,494	8.55	5,132,494	2,052,975	3,295,032
Interest Rates U.S.	1,028,935	1.71	1,061,993	302,771	703,173
Interest Rates Non-U.S.	2,992,743	4.99	3,200,934	1,307,750	2,343,539
Livestock	5,995	0.01	9,955	-	3,839
Metals	1,423,166	2.37	1,423,166	502,109	952,720
Softs	452,099	0.75	619,237	333,907	519,352

Total	$14,268,951	23.77%

*	Average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $65,387,698.

		December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,396,130	3.66%	$5,174,957	$2,168,466	$3,766,373
Energy	1,479,619	2.26	2,759,364	170,243	1,567,593
Grains	736,575	1.13	1,288,345	280,376	773,384
Indices	2,853,573	4.36	4,150,965	429,670	2,636,612
Interest Rates U.S.	608,173	0.93	1,250,386	169,738	698,859
Interest Rates Non-U.S.	3,036,414	4.64	3,236,617	873,360	2,101,574
Livestock	3,685	0.01	115,528	3,685	54,943
Metals	653,539	1.00	1,549,990	270,436	940,266
Softs	422,396	0.65	1,266,142	266,254	553,715

Total	$12,190,104	18.64%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, as well as being subject to regulatory investigations arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial penalties, compensatory and/or punitive damages or claims for indeterminate amounts of penalties or damages.

Each of Morgan Stanley and MS&Co. is also involved, from time to time, other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding MS&Co.’s business, and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten or sold by MS&Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and remains engaged in discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the SDNY styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the Southern District of New York (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2023, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	576.7640	$858.94	N/A	N/A	N/A	N/A
May 1, 2023 - May 31, 2023	742.9320	$866.85	N/A	N/A	N/A	N/A
June 1, 2023 - June 30, 2023	689.6760	$869.40	299.0970	$1,088.05	N/A	N/A
	2,009.3720	$865.45	299.0970	$1,088.05

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	August 10, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 10, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.