Form 10-Q
period 2023-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2023-11-09
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
As of October 31, 2023,

62,261.0798
Limited Partnership Class A Redeemable Units were outstanding, 3,190.2310 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$46,903,467	$50,058,379
Restricted cash	13,191,596	12,210,997
Foreign cash (cost $0 and $1,917,654 at September 30, 2023 and December 31, 2022, respectively)	-	1,924,402
Net unrealized appreciation on open futures contracts	1,910,721	2,445,391
Net unrealized appreciation on open forward contracts	356,529	-

Total equity in trading account	62,362,313	66,639,169

Interest receivable	208,215	174,983

Total assets	$62,570,528	$66,814,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$39,323
Foreign cash overdraft (proceeds $395,154 and $0 at September 30, 2023 and December 31, 2022, respectively)	392,667	-
Accrued expenses:
Ongoing selling agent fees	38,339	41,122
Management fees	32,867	43,440
Incentive fees	323,351	714,301
General Partner fees	45,185	48,582
Professional fees	171,157	107,005
Redemptions payable to General Partner	-	125,000
Redemptions payable to Limited Partners	389,960	307,681

Total liabilities	1,393,526	1,426,454

Partners’ Capital:
General Partner, Class Z, 597.9290 Redeemable Units outstanding at September 30, 2023 and December 31, 2022	706,039	700,959
Limited Partners, Class A, 62,822.1758 and 67,227.6148 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	56,751,564	60,636,182
Limited Partners, Class D, 3,190.2310 and 3,489.3280 Redeemable Units outstanding at September 30, 2023 and December 31, 2022, respectively	3,606,765	3,938,734
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at September 30, 2023 and December 31, 2022	112,634	111,823

Total partners’ capital (net asset value)	61,177,002	65,387,698

Total liabilities and partners’ capital	$62,570,528	$66,814,152

Net asset value per Redeemable Unit:
Class A	$903.37	$901.95

Class D	$1,130.57	$1,128.79

Class Z	$1,180.81	$1,172.31

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2023
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	289	$(103,865)	(0.17)%
Energy	395	603,428	0.99
Grains	89	(213,706)	(0.35)
Indices	435	186,320	0.30
Interest Rates Non-U.S.	213	(519,433)	(0.85)
Livestock	3	(2,710)	(0.00) *
Metals	55	(408,520)	(0.67)
Softs	92	193,946	0.32

Total futures contracts purchased		(264,540)	(0.43)

Futures Contracts Sold
Currencies	483	484,173	0.79
Energy	175	(129,841)	(0.21)
Grains	201	324,500	0.53
Indices	568	(69,640)	(0.11)
Interest Rates U.S.	256	321,034	0.52
Interest Rates Non-U.S.	1,251	983,759	1.61
Metals	162	258,373	0.42
Softs	104	2,903	0.00 *

Total futures contracts sold		2,175,261	3.55

Net unrealized appreciation on open futures contracts		$1,910,721	3.12%

Unrealized Appreciation on Open Forward Contracts
Currencies	$60,899,386	$1,124,689	1.84%
Metals	108	332,718	0.54

Total unrealized appreciation on open forward contracts		1,457,407	2.38

Unrealized Depreciation on Open Forward Contracts
Currencies	$50,802,190	(644,068)	(1.05)
Metals	123	(456,810)	(0.75)

Total unrealized depreciation on open forward contracts		(1,100,878)	(1.80)

Net unrealized appreciation on open forward contracts		$356,529	0.58%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income:
Interest income	$619,065	$309,752	$1,742,038	$409,367

Expenses:
Clearing fees related to direct investments	61,358	57,312	195,994	201,860
Ongoing selling agent fees	111,719	128,032	342,431	389,713
General Partner fees	131,633	151,097	403,422	459,697
Management fees	96,763	136,181	302,131	406,507
Incentive fees	255,004	392,349	323,351	2,660,570
Professional fees	72,988	51,382	241,754	186,102

Total expenses	729,465	916,353	1,809,083	4,304,449

Net investment income (loss)	(110,400)	(606,601)	(67,045)	(3,895,082)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,828,273	2,200,198	154,711	15,093,259
Net change in unrealized gains (losses) on open contracts	589,329	(1,196,925)	(143,079)	(512,823)

Total trading results	2,417,602	1,003,273	11,632	14,580,436

Net income (loss)	$2,307,202	$396,672	$(55,413)	$10,685,354

Net income (loss) per Redeemable Unit*:
Class A	$33.97	$5.90	$1.42	$135.83

Class D	$42.52	$7.38	$1.78	$169.99

Class Z	$46.55	$9.92	$8.50	$182.06

Weighted average Redeemable Units outstanding:
Class A	63,735.3358	70,479.0471	65,367.9644	72,262.2560

Class D	3,190.2310	3,489.3280	3,389.6290	3,506.6273

Class Z	693.3160	843.1920	693.3160	843.1920

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	$64,243,621	79,880.1628
Redemptions - Limited Partners	(6,129,171)	(6,928.6030)	(156,748)	(155.6940)	(22,642)	(18.7960)	(6,308,561)	(7,103.0930)
Net income (loss)	9,936,376	-	595,461	-	153,517	-	10,685,354	-

Partners’ Capital, September 30, 2022	$63,572,418	68,463.3458	$4,054,928	3,489.3280	$993,068	824.3960	$68,620,414	72,777.0698

Partners’ Capital, June 30, 2022	$65,645,271	71,147.8068	$4,029,159	3,489.3280	$1,007,343	843.1920	$70,681,773	75,480.3268
Redemptions - Limited Partners	(2,435,389)	(2,684.4610)	-	-	(22,642)	(18.7960)	(2,458,031)	(2,703.2570)
Net income (loss)	362,536	-	25,769	-	8,367	-	396,672	-

Partners’ Capital, September 30, 2022	$63,572,418	68,463.3458	$4,054,928	3,489.3280	$993,068	824.3960	$68,620,414	72,777.0698

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(3,829,850)	(4,405.4390)	(325,433)	(299.0970)	-	-	(4,155,283)	(4,704.5360)
Net income (loss)	(54,768)	-	(6,536)	-	5,891	-	(55,413)	-

Partners’ Capital, September 30, 2023	$56,751,564	62,822.1758	$3,606,765	3,190.2310	$818,673	693.3160	$61,177,002	66,705.7228

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588
Redemptions - Limited Partners	(1,134,051)	(1,298.2360)	-	-	-	-	(1,134,051)	(1,298.2360)
Net income (loss)	2,139,312	-	135,620	-	32,270	-	2,307,202	-

Partners’ Capital, September 30, 2023	$56,751,564	62,822.1758	$3,606,765	3,190.2310	$818,673	693.3160	$61,177,002	66,705.7228

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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
During the reporting periods ended September 30, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2023, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ISAM SM. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2024 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2023 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2023 and 2022. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2023 and 2022, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2023 and December 31, 2022, the amount of cash held for margin requirements was $13,191,596 and $12,210,997, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(392,667) (proceeds of $395,154) and $1,924,402 (cost of $1,917,654) as of September 30, 2023 and December 31, 2022, respectively.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023			September 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$35.60	$44.60	$46.57	$13.90	$17.55	$18.24	$2.44	$3.00	$3.52	$186.03	$232.37	$240.06
Net investment loss	(1.63)	(2.08)	(0.02)	(8.00)	(10.17)	(8.32)	(1.02)	(1.22)	4.98	(50.20)	(62.38)	(58.00)

Increase (decrease) for the period	33.97	42.52	46.55	5.90	7.38	9.92	1.42	1.78	8.50	135.83	169.99	182.06
Net asset value per Redeemable Unit, beginning of period	869.40	1,088.05	1,134.26	922.66	1,154.71	1,194.68	901.95	1,128.79	1,172.31	792.73	992.10	1,022.54

Net asset value per Redeemable Unit, end of period	$903.37	$1,130.57	$1,180.81	$928.56	$1,162.09	$1,204.60	$903.37	$1,130.57	$1,180.81	$928.56	$1,162.09	$1,204.60

	Three Months Ended			Three Months Ended			Nine Months Ended					Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023					September 30, 2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A		Class D		Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	0.5%	0.5%	1.3%	(1.9)%	(1.8)%	(1.1)%	0.0	%****	0.0	%****	0.8%	(6.3)%	(6.3)%	(5.6)%

Operating expenses	3.2%	3.2%	2.4%	3.1%	3.0%	2.4%	3.2%		3.3%		2.5%	3.2%	3.2%	2.5%
Incentive fees	0.4%	0.4%	0.4%	0.6%	0.6%	0.6%	0.5%		0.5%		0.5%	3.9%	3.9%	3.9%

Total expenses	3.6%	3.6%	2.8%	3.7%	3.6%	3.0%	3.7%		3.8%		3.0%	7.1%	7.1%	6.4%

Total return:
Total return before incentive fees	4.3%	4.3%	4.5%	1.2%	1.2%	1.4%	0.7%		0.7%		1.3%	21.5%	21.5%	22.1%
Incentive fees	(0.4)%	(0.4)%	(0.4)%	(0.6)%	(0.6)%	(0.6)%	(0.5)%		(0.5)%		(0.6)%	(4.4)%	(4.4)%	(4.3)%

Total return after incentive fees	3.9%	3.9%	4.1%	0.6%	0.6%	0.8%	0.2%		0.2%		0.7%	17.1%	17.1%	17.8%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were 4,437 and 3,206, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were 4,084 and 3,731, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were 233 and 131, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were 173 and 145, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2023 and 2022 were $125,318,328 and $227,636,781, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2023 and 2022 were $126,840,913 and $236,622,003, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
September 30, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,779,070	$(2,868,349)	$1,910,721	$-	$-	$1,910,721
Forwards	1,457,407	(1,100,878)	356,529	-	-	356,529

Total assets	$6,236,477	$(3,969,227)	$2,267,250	$-	$-	$2,267,250

Liabilities
Futures	$(2,868,349)	$2,868,349	$-	$-	$-	$-
Forwards	(1,100,878)	1,100,878	-	-	-	-

Total liabilities	$(3,969,227)	$3,969,227	$-	$-	$-	$-

Net fair value						$2,267,250	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,783,634	$(2,338,243)	$2,445,391	$-	$-	$2,445,391
Forwards	767,869	(767,869)	-	-	-	-

Total assets	$5,551,503	$(3,106,112)	$2,445,391	$-	$-	$2,445,391

Liabilities
Futures	$(2,338,243)	$2,338,243	$-	$-	$-	$-
Forwards	(807,192)	767,869	(39,323)	-	39,323	-

Total liabilities	$(3,145,435)	$3,106,112	$(39,323)	$-	$39,323	$-

Net fair value						$2,445,391	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2023 and December 31, 2022, respectively.

	September 30,
	2023
Assets
Futures Contracts
Currencies	$550,693
Energy	1,044,414
Grains	334,674
Indices	866,005
Interest Rates U.S.	336,526
Interest Rates Non-U.S.	1,059,149
Metals	294,711
Softs	292,898

Total unrealized appreciation on open futures contracts	4,779,070

Liabilities
Futures Contracts
Currencies	(170,385)
Energy	(570,827)
Grains	(223,880)
Indices	(749,325)
Interest Rates U.S.	(15,492)
Interest Rates Non-U.S.	(594,823)
Livestock	(2,710)
Metals	(444,858)
Softs	(96,049)

Total unrealized depreciation on open futures contracts	(2,868,349)

Net unrealized appreciation on open futures contracts	$1,910,721	*

Assets
Forward Contracts
Currencies	$1,124,689
Metals	332,718

Total unrealized appreciation on open forward contracts	1,457,407

Liabilities
Forward Contracts
Currencies	(644,068)
Metals	(456,810)

Total unrealized depreciation on open forward contracts	(1,100,878)

Net unrealized appreciation on open forward contracts	$356,529	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2023		2022		2023		2022
Currencies	$62,614		$1,409,748		$666,420		$2,711,103
Energy	3,069,231		(1,996,842)		(197,305)		4,371,515
Grains	2,780		(1,198,217)		(231,886)		(138,434)
Indices	(1,126,005)		652,130		219,406		1,113,111
Interest Rates U.S.	1,381,938		(993,641)		430,939		(1,774,132)
Interest Rates Non-U.S.	30,132		2,655,120		(791,351)		7,580,073
Livestock	5,560		(112,540)		12,920		(337,535)
Metals	(1,002,155)		1,012,789		(1,000,442)		2,189,170
Softs	(6,493)		(425,274)		902,931		(1,134,435)

Total	$2,417,602	***	$1,003,273	***	$11,632	***	$14,580,436	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2023 and December 31, 2022 and for the periods ended September 30, 2023 and 2022, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,779,070	$4,779,070	$-	$-
Forwards	1,457,407	-	1,457,407	-

Total Assets	$6,236,477	$4,779,070	$1,457,407	$-

Liabilities
Futures	$2,868,349	$2,868,349	$-	$-
Forwards	1,100,878	-	1,100,878	-

Total Liabilities	$3,969,227	$2,868,349	$1,100,878	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,783,634	$4,783,634	$-	$-
Forwards	767,869	-	767,869	-

Total Assets	$5,551,503	$4,783,634	$767,869	$-

Liabilities
Futures	$2,338,243	$2,338,243	$-	$-
Forwards	807,192	-	807,192	-

Total Liabilities	$3,145,435	$2,338,243	$807,192	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 5.6% of the Partnership’s contracts are traded OTC.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Shortly following the attack, Israel’s security cabinet declared war against Hamas. These conflicts and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2023.

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

For the nine months ended September 30, 2023, the Partnership’s capital decreased 6.4% from $65,387,698 to $61,177,002. This decrease was attributable to redemptions of 4,405.4390 Class A limited partner Redeemable Units totaling $3,829,850, redemptions of 299.0970 Class D limited partner Redeemable Units totaling $325,433 and a net loss of $55,413. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2023, the Partnership’s net asset value per Class A Redeemable Unit increased 3.9% from $869.40 to $903.37 as compared to an increase of 0.6% in the same period of 2022. During the Partnership’s third quarter of 2023, the Partnership’s net asset value per Class D Redeemable Unit increased 3.9% from $1,088.05 to $1,130.57 as compared to an increase of 0.6% in the same period of 2022. During the Partnership’s third quarter of 2023, the Partnership’s net asset value per Class Z Redeemable Unit increased 4.1% from $1,134.26 to $1,180.81 as compared to an increase of 0.8% in the same period of 2022. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2023 of $2,417,602. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in indices, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2022 of $1,003,273. Gains were primarily attributable to the Partnership’s trading in currencies, indices, non-U.S. interest rates and metals and were partially offset by losses in energy, grains, U.S. interest rates, livestock and softs.

During the third quarter, the Partnership’s most significant gains were recorded in the energy markets from long futures positions in crude oil, heating oil, and unleaded gasoline, as prices trended higher throughout the quarter amid supply related concerns strengthened further by announcements of supply cuts by Saudi Arabia and Russia in September. In the global fixed income markets, profits were achieved from short positions in U.S., Canadian, and European government debt futures as prices dropped and yields rose amid expectations central banks will keep interest rates higher for longer to battle inflation. In the currency markets, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the dollar strengthened versus the yen during August and September on expectations the Federal Reserve will keep interest rates higher for longer to battle inflation. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the global stock indices from long futures positions in European stock indices as prices declined amid investor expectations for interest rates to remain higher for longer. Smaller losses were recorded from long futures positions in the CBOE Volatility Index (also known as the “VIX”) during July and long positions in Asian equity index futures during August and September. In the metals sector, losses were experienced from short positions in copper during July and long positions in silver during September as the prices of these metals fluctuated without consistent direction primarily due to volatility in the value of the U.S. dollar. Net trading results in the agricultural markets were relatively flat and did not have a material impact on the Partnership’s performance for the quarter.

During the Partnership’s nine months ended September 30, 2023, the Partnership’s net asset value per Class A Redeemable Unit increased 0.2% from $901.95 to $903.37 as compared to an increase of 17.1% in the same period of 2022. During the Partnership’s nine months ended September 30, 2023, the Partnership’s net asset value per Class D Redeemable Unit increased 0.2% from $1,128.79 to $1,130.57 as compared to an increase of 17.1% in the same period of 2022. During the Partnership’s nine months ended September 30, 2023, the Partnership’s net asset value per Class Z Redeemable Unit increased 0.7% from $1,172.31 to $1,180.81 as compared to an increase of 17.8% in the same period of 2022. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2023 of $11,632. Gains were primarily attributable to the Partnership’s trading in currencies, indices, U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2022 of $14,580,436. Gains were primarily attributable to the Partnership’s trading in currencies, energy, indices, non-U.S. interest rates and metals and were partially offset by losses in grains, U.S. interest rates, livestock and softs.

During the first nine months of the year, the Partnership’s most significant gains were recorded in the currency markets from short positions in the Japanese yen as the value of the yen weakened against the U.S. dollar throughout the first three quarters of the year on expectations the Bank of Japan would continue to support its dovish monetary policy while the Federal Reserve maintains its hawkish policy on interest rates. In the agricultural markets, gains were achieved primarily during the first half of the year from long positions in sugar and cocoa futures as prices of these soft commodities rallied to multi-year highs amid supply concerns. Gains in the agriculturals were also recorded from short positions in wheat futures as prices declined throughout a majority of the first and second quarters, as well as during the latter half of the third quarter. In global stock indices, gains were achieved from long positioning in Asian equity index futures during the second quarter as prices trended higher on economic data supporting investors’ “risk-on” stance. In global fixed income, gains were recorded from May through September due primarily to short positions in U.S. Treasury note and Treasury bond futures as prices declined and yields rose amid ongoing concerns regarding inflation and expectations for the Fed’s hawkish rate policy to continue. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred in the metals markets from short positions in copper futures during January, June, and July as prices rose on increased industrial demand and short-term declines in the value of the U.S. dollar. Additional losses in the metals were experienced from both short and long positions in silver futures as silver prices moved without consistent direction for a majority of the first nine months of the year. Smaller losses were recorded in the energy markets from positions in Brent and West Texas Intermediate crude oil futures as oil prices moved inconsistently for a majority of the first half of the year amid a lack of a consensus on oil supply/demand. Additional energy losses were recorded from short positions in gas oil during the third quarter.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and nine months ended September 30, 2023 increased by $309,313 and $1,332,671, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2023 increased by $4,046 and decreased by $5,866, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended September 30, 2023 as compared to the corresponding period in 2022. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the nine months ended September 30, 2023 as compared to the corresponding period in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2023 decreased by $16,313 and $47,282, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2023 decreased by $19,464 and $56,275, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2023 decreased by $39,418 and $104,376, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $255,004 and $323,351, respectively. Trading performance for the three and nine months ended September 30, 2022 resulted in incentive fees of $392,349 and $2,660,570, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2023 and June 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)	June 30, 2023	June 30, 2023 (percentage of Partners’ Capital)
DCM	$14,297,703	23%	$14,512,807	24%
Drury	$11,997,818	20%	$11,617,023	19%
Episteme	$16,531,931	27%	$16,983,276	29%
Millburn	$15,589,208	25%	$13,910,680	23%
Unallocated	$2,760,342	5%	$2,980,065	5%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2023, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of September 30, 2023 and December 31, 2022. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of September 30, 2023 and December 31, 2022, and the highest, lowest and average values during the three months ended September 30, 2023 and the twelve months ended December 31, 2022. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2023, the Partnership’s total capitalization was $61,177,002.

September 30, 2023
			Three Months Ended September 30, 2023
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,209,893	1.98%	$2,037,494	$982,411	$1,366,735
Energy	3,207,420	5.24	3,290,592	1,613,097	2,618,745
Grains	608,036	0.99	753,153	327,392	549,628
Indices	3,107,091	5.08	5,970,138	2,692,751	4,260,165
Interest Rates U.S.	613,525	1.00	1,090,293	479,711	793,208
Interest Rates Non-U.S.	2,389,367	3.91	3,330,879	2,100,886	2,696,784
Livestock	5,720	0.01	10,065	-	5,103
Metals	1,492,804	2.44	1,492,804	670,954	1,041,279
Softs	404,288	0.66	529,192	375,679	428,785

Total	$13,038,144	21.31%

*	Average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $65,387,698.

December 31, 2022
			Twelve Months Ended December 31, 2022
		% of Total	High	Low	Average

Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,396,130	3.66%	$5,174,957	$2,168,466	$3,766,373
Energy	1,479,619	2.26	2,759,364	170,243	1,567,593
Grains	736,575	1.13	1,288,345	280,376	773,384
Indices	2,853,573	4.36	4,150,965	429,670	2,636,612
Interest Rates U.S.	608,173	0.93	1,250,386	169,738	698,859
Interest Rates Non-U.S.	3,036,414	4.64	3,236,617	873,360	2,101,574
Livestock	3,685	0.01	115,528	3,685	54,943
Metals	653,539	1.00	1,549,990	270,436	940,266
Softs	422,396	0.65	1,266,142	266,254	553,715

Total	$12,190,104	18.64%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

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

Regulatory and Governmental Matters.

The Company has been responding to requests for information from the Enforcement Division of the U.S. Securities and Exchange Commission and the United States Attorney’s Office for the Southern District of New York in connection with their investigations into various aspects of the Company’s blocks business, certain related sales and trading practices, and applicable controls (the “Investigations”). The Investigations are focused on whether the Company and/or its employees shared and/or used information regarding impending block transactions in violation of federal securities laws and regulations. The Company continues to cooperate with, and has continued to engage in ongoing discussions regarding the potential resolution of, the Investigations. There can be no assurance that these discussions and continuing engagement will lead to resolution of either matter. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the Investigations.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million — to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,856 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. On July 15, 2022, MS&Co. filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. In March 2023, both parties appealed the decision. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Firm was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Firm, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of two swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. A decision on plaintiffs’ motion for class certification is pending.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their Notices of Appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants.

The Firm is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the Southern District of New York (“SDNY”) under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Firm, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants sought leave to appeal this ruling from the United States Court of Appeals for the Second Circuit.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Firm entered into an agreement to settle the litigation.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the (“SDNY”) styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2023, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

July 1, 2023 - July 31, 2023	288.6640	$861.03	N/A	N/A

August 1, 2023 - August 31, 2023	577.9000	$857.49	N/A	N/A

September 1, 2023 - September 30, 2023	431.6720	$903.37	N/A	N/A

	1,298.2360	$873.53

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 9, 2023

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 9, 2023

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.