Form 10-K
period 2023-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2024-03-22
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
1585 Broadway,
29th Floor
New York, NY 10036

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
Yes

 No
X
Limited Partnership Redeemable Units with an aggregate value of $59,325,642 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 29, 2024, 60,004.8728 Limited Partnership Class A Redeemable Units were outstanding, 3,190.2310 Limited Partnership Class D Redeemable Units were outstanding and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]
Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL SYSTEMATIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (
Ernst & Young LLP, Boston, MA
, PCAOB ID:42), for the years ended December 31, 2023, 2022 and 2021; Statements of Financial Condition at December 31, 2023 and 2022; Condensed Schedules of Investments at December 31, 2023 and 2022; Statements of Income and Expenses for the years ended December 31, 2023, 2022 and 2021; Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022 and 2021; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

2
8

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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2023, 2022 and 2021 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the years ended December 31, 2023, 2022 and 2021, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2023, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, FORT and ISAM SM. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests or invested the portion of its assets allocated to each of the Advisors through individually managed accounts.

Effective January 1, 2020, Millburn directly trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme directly trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM directly trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage maybe increased or decreased in the future but may not exceed 2 times the amount of assets allocated. Effective February 1, 2023, Drury trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.

Prior to its termination effective December 31, 2022, ISAM SM directly traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme.

The Partnership pays MS&Co. trading fees for clearing and, where applicable, execution of transactions.

The Partnership will be liquidated upon the first to occur of the following: (1) December 31, 2052; (2) the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; or (3) the occurrence of certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”).

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2023.

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

The Partnership pays clearing fees, ongoing selling agent fees, General Partner fees, management fees, incentive fees and professional fees.

For the period January 1, 2023 through December 31, 2023, the approximate average market sector distribution for the Partnership was as follows:

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

Effective January 1, 2021, the Partnership pays to DCM a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to DCM. Effective February 1, 2023, the Partnership pays to Drury a monthly management fee equal to 1/12 of 0.50% (0.50% per year) of month-end net assets of the Partnership allocated to Drury. Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end net assets of the Partnership allocated to Episteme. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on account leverage, of month-end net assets of the Partnership allocated to Millburn. Month-end net assets, for purposes of calculating management fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accruals, the monthly management fees, the General Partner fee and any redemptions or distributions as of the end of such month. An Advisor’s management fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to its termination effective December 31, 2022, the Partnership paid to ISAM SM a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month end net assets of the Partnership allocated to ISAM SM. Prior to FORT’s termination on October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end net assets of the Partnership allocated to FORT’s Global Trend Trading Program.

In addition, effective January 1, 2021, the Partnership is obligated to pay DCM an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by DCM. Effective February 1, 2023, the Partnership is obligated to pay Drury an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by Drury. Effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.

Prior to its termination effective December 31, 2022, ISAM SM was eligible to receive an incentive fee, payable quarterly, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by ISAM SM.

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2023 and 2022, the amount of cash held by the Partnership for margin requirements was $9,285,004 and $12,210,997, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of these interest credits, daily funds did not include monies due to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of adjusted month-end net assets for Class A Redeemable Units. The Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of the adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, for the Class, prior to the reduction of the current month’s ongoing selling agent fee, incentive fee accrual, management fee, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2023 was $53,044,907.

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

Item 1C. Cybersecurity.

Risk management and strategy

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is a wholly-owned subsidiary of MSCM. MSCM is ultimately owned by Morgan Stanley. Morgan Stanley, its businesses, the General Partner, the Partnership, and the broader financial services industry face an increasingly complex and evolving threat environment. Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of the Morgan Stanley Board of Directors (the “Board”) and the Operations and Technology Committee of the Board (the “BOTC”). See “Risk Factors – The General Partner, the Partnership, the Funds and their respective service providers (including the Advisors) and operations are potentially vulnerable to cyber-security attacks or incidents” for information on risks to the Partnership from cybersecurity threats.

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify and manage risks arising from the cybersecurity threats (the “Cybersecurity Program”). The Cybersecurity Program has been adopted by the General Partner, and applies to its business, as relevant. The Cybersecurity Program helps protect Morgan Stanley’s clients, customers, employees, property, products, services and reputation by seeking to preserve the confidentiality, integrity and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of Morgan Stanley’s technology systems. Morgan Stanley continually adjusts the Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.

Processes for assessing, identifying and managing material risks from cybersecurity threats

The Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to Morgan Stanley’s network, infrastructure, computing environment and the third parties that Morgan Stanley, and its affiliates rely on. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Improving Critical Infrastructure Cybersecurity, as well as global cybersecurity regulations, and develops improvements to those controls in response to that assessment. The Cybersecurity Program also includes cybersecurity and information security policies, procedures and technologies that are designed to address regulatory requirements and to protect clients’, employees’ and Morgan Stanley’s own data against unauthorized disclosure, modification and misuse. These policies, procedures and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.

The threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs the cybersecurity risk assessments and strategy. This information is also provided to an internal forensics team, which develops and implements technologies designed to help detect these cybersecurity threats. Where a potential threat is identified, an incident response team evaluates the potential impact, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department (the “Operational Risk Department”), review external cybersecurity incidents that may be relevant to Morgan Stanley and its affiliates, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular phishing email simulations for its employees and consultants.

The cybersecurity processes are designed to help oversee, identify and mitigate risks associated with Morgan Stanley’s use of third-party vendors. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors. Prior to engaging third-party vendors to provide services, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity programs to identify the impact of their services on the cybersecurity risks to Morgan Stanley. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or an audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk, are subject to review, challenge and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

The Cybersecurity Program is regularly assessed by Morgan Stanley’s Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the Board (“BAC”) and the BOTC. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by Morgan Stanley’s prudential and conduct regulators within the scope of their jurisdiction.

Governance

Morgan Stanley Management’s role in assessing and managing material risks from cybersecurity threats

The Cybersecurity Program is operated and maintained by management, including Morgan Stanley’s Chief Information Officer of Cyber, Data, Risk and Resilience (“CIO”) and Morgan Stanley’s Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks. The General Partner adheres to the Cybersecurity Program’s policies and participates in periodic testing. The Cybersecurity Program strategy, which is set by the CISO and overseen by the Head of the Operational Risk Department, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. The Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact Morgan Stanley and its affiliates, including escalation to senior management and the Board, which are periodically tested through tabletop exercises.

The members of management that lead the Cybersecurity Program and strategy have extensive experience in technology, cybersecurity and information security. The CIO has over 30 years of experience in various engineering, IT, operations and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management and information security. The Head of the Operational Risk Department has over 20 years of experience in technology, security and compliance roles, including experience in government security agencies.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees. These committees include representatives from management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to its policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s non-financial risk committee. The CIO and the Head of the Operational Risk Department report on the status of the Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to Morgan Stanley’s non-financial risk committee, the BOTC and the Board, as appropriate.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or “the Company”).

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2023, 2022, 2021, 2020, and 2019. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our sales and trading businesses and our activities in the capital markets.

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

The Company is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, the Company is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against the Company or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with the Company in connection with their investigations into the Company’s blocks business. Specifically, the Company entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required the Company to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged the Company with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, the Company paid disgorgement and a civil penalty. After the agreed-upon credits were applied, the Company paid a total amount of approximately $249 million under both settlements. The Company also faces potential civil liability arising from claims that have been or may be asserted by, among others, block transaction participants who contend they were harmed or disadvantaged including, among other things, as a result of a share price decline allegedly caused by the activities of the Company and/or its employees, or as a result of the Company’s and/or its employees’ failure to adhere to applicable laws and regulations. In addition, the Company has responded to demands from shareholders under Section 220 of the Delaware General Corporation Law for books and records concerning the investigations.

On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Firm’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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

Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 14, 2023, the Company filed its notice of appeal, and on March 21, 2023, plaintiffs filed their notice of cross appeal. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff filed a Notice of Appeal of the dismissal of Viacom and the individual Viacom defendants. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal.

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

On April 1, 2016, the California Attorney General’s Office filed an action against the Company in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that the Company made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Firm reached an agreement in principle to settle the litigation. On September 1, 2023, the court granted preliminary approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2024 was 2,857 for Class A Redeemable Units, 12 for Class D Redeemable Units and 5 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2023 or 2022. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2023, 2022 and 2021, there were no subscriptions.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	561.0960	$870.17	N/A	N/A
November 1, 2023 - November 30, 2023	303.6130	$830.28	N/A	N/A
December 1, 2023 - December 31, 2023	649.0160	$801.93	N/A	N/A
	1,513.7250	$832.91

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 9 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors managed by the General Partner. A full-time staff of due diligence professionals uses state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

While the Partnership has the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2023 were: DCM — DCM’s Diversified Alpha Program, Drury — Drury Diversified Trend-Following Program, Episteme — Systematic Quest Program and Millburn — Multi-Markets Program. The programs traded by each Advisor on behalf of the Partnership as of December 31, 2022 were: DCM — DCM’s Diversified Alpha Program, Episteme — Systematic Quest Program, ISAM SM — Systematic Trend Programme and Millburn — Multi-Markets Program.

As of December 31, 2023 and September 30, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)	September 30, 2023	September 30, 2023 (percentage of Partners’ Capital)
DCM	$14,350,619	27%	$14,297,703	23%
Drury	$10,208,901	19%	$11,997,818	20%
Episteme	$13,316,369	25%	$16,531,931	27%
Millburn	$11,944,525	23%	$15,589,208	25%
Unallocated	$3,224,493	6%	$2,760,342	5%

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

Drury Diversified Trend-Following Program

Drury trades a portion of the Partnership’s assets in accordance with its Diversified Trend-Following Program. The Diversified Trend-Following Program is built on elements of trend following and diversification. The portfolio emphasizes diversification by trading metals, agricultural products, foreign exchange, stock index futures, energy products, financial instruments and tropical products (softs). Trading is based upon the premise that research can reveal pricing inefficiencies that can be exploited by a systematic disciplined approach to trading futures markets.

The Diversified Trend-Following Program trades approximately 70 portfolio instruments and is generally positioned in 40 of these instruments on average. Positions can be short as well as long. The Diversified Trend-Following Program has no market or sector bias, based on the belief that each instrument can produce long-term profits through the application of independent technical analysis and risk management. Numerous models are traded, but all are trend-following in nature.

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

ISAM Systematic Management/International Standard Asset Management

ISAM SM and ISAM directly traded, a managed account in the name of the Partnership pursuant to ISAM SM’s/ISAM’s Systematic Trend Programme. The Systematic Trend Programme’s investment objective was to achieve growth in the value of its assets, providing absolute returns with low correlations to the stock and bond markets through the implementation of systematic trading models. The system traded in the global futures markets covering stock indices, interest rates, currency, energy commodities, precious and base metals and agricultural products, OTC foreign exchange contracts (including currency spot contracts) and exchange-cleared swap and forward contracts.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2023.

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

From January 1, 2023 through December 31, 2023, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 21.4%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions.

In the normal course of business, the Partnership are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 20.5% of the Partnership’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is an exchange or clearing organization.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be or have been held to maturity.

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, pandemics, epidemics and other public health crises, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership was dependent upon (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2023, 5,919.1640 Class A limited partner Redeemable Units were redeemed totaling $5,090,648, 299.0970 Class D limited partner Redeemable Units were redeemed totaling $325,433 and 47.6100 Class Z General Partner Redeemable Units were redeemed totaling $50,000. For the year ended December 31, 2022, 8,164.3340 Class A limited partner Redeemable Units were redeemed totaling $7,266,578, 155.6940 Class D limited partner Redeemable Units were redeemed totaling $156,748, 43.2490 Class Z limited partner Redeemable Units were redeemed totaling $51,309 and 106.6270 Class Z General Partner Redeemable Units were redeemed totaling $125,000. For the year ended December 31, 2021, 18,194.9190 Class A limited partner Redeemable Units were redeemed totaling $14,065,961, 2,179.8600 Class D limited partner Redeemable Units were redeemed totaling $2,217,552 and 278.9350 Class Z General Partner Redeemable Units were redeemed totaling $275,000.

For the years ended December 31, 2023, 2022 and 2021, there were no subscriptions.

(c) Results of Operations.

For the year ended December 31, 2023, the Partnership’s net asset value per Class A Redeemable Unit decreased 11.1% from $901.95 to $801.93, the Partnership’s net asset value per Class D Redeemable Unit decreased 11.1% from $1,128.79 to $1,003.61, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 10.4% from $1,172.31 to $1,050.19. For the year ended December 31, 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 13.8% from $792.73 to $901.95, the Partnership’s net asset value per Class D Redeemable Unit increased 13.8% from $992.10 to $1,128.79, and the Partnership’s net asset value per Class Z Redeemable Unit increased 14.6% from $1,022.54 to $1,172.31. For the year ended December 31, 2021, the Partnership’s net asset value per Class A Redeemable Unit increased 10.1% from $720.19 to $792.73, the Partnership’s net asset value per Class D Redeemable Unit increased 10.1% from $901.32 to $992.10, and the Partnership’s net asset value per Class Z Redeemable Unit increased 10.9% from $921.96 to $1,022.54.

The Partnership experienced a net trading loss of $7,315,876 before fees and expenses for the year ended December 31, 2023. Losses were primarily attributable to the Partnership’s trading in currencies, energy, grains, non-U.S. interest rates and metals and were partially offset by gains in indices, U.S. interest rates, livestock and softs.

During the first quarter of 2023, the Partnership’s largest losses were experienced within the global fixed income markets during January from short positions in European and U.S. fixed income futures as an apparent slowing of inflation growth boosted bond prices. Further losses from short positions in U.S. and European fixed income futures were incurred during March as additional bond buying occurred. In the energy markets, losses were incurred from futures positions in Brent crude oil, heating oil, and gasoline as prices moved inconsistently throughout a majority of the quarter amid the lack of a consistent consensus regarding oil supply/demand. Further losses for the quarter were recorded in the currency markets from positions in the euro and Swiss franc as the values of these currencies experienced short-term volatility versus the U.S. dollar. A portion of the Partnership’s overall losses for the first quarter was offset by gains recorded in the global stock indices from long positions in European equity index futures during January and February as investor appetite for risk assets in the region boosted stock prices. In the agricultural markets, gains were achieved during January, February, and March from short positions in wheat futures as wheat prices declined amid easing drought conditions in key South American growing regions. In the metals markets, long positioning in gold futures profited during January and March as investors sought out precious metals as a store of value.

During the second quarter of 2023, the Partnership’s most meaningful gains were achieved in the global fixed income markets from short positions in European, U.S., and Canadian government debt futures during May and June as prices declined and yields rose amid ongoing concerns regarding inflation and expectations for hawkish central bank policy to continue. In global stock indices, long futures positions in Asian equity indices profited during April, May, and June as prices rose amid economic data supporting investors’ “risk-on” stance. In the currency markets, gains were achieved from short positions in the Japanese yen as the value of the yen declined against the U.S. dollar throughout the quarter. In the agricultural markets, gains were recorded during April from long positions in sugar futures as prices climbed to an 11-year high amid adverse weather in key growing regions and supply tightness. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred in the energy markets from positions in Brent and West Texas Intermediate crude oil futures as oil prices moved without consistent direction for a majority of the quarter. In the metals, losses were recorded from long positions in gold futures as prices reversed lower during May amid broad strength in the U.S. dollar.

During the third quarter of 2023, the Partnership’s most significant gains were recorded in the energy markets from long futures positions in crude oil, heating oil and unleaded gasoline as prices trended higher throughout the quarter amid supply related concerns. In the global fixed income markets, profits were achieved from short positions in U.S., Canadian, and European government debt futures as prices dropped amid expectations central banks would keep interest rates high. In the currency markets, gains were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the dollar strengthened versus the yen during August and September on expectations the Federal Reserve would continue to battle inflation. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the global stock indices from long futures positions in European equity indices as prices declined amid investor expectations for interest rates to remain higher for longer. In the metals sector, losses were experienced from short positions in copper during July and long positions in silver during September as the prices of these metals fluctuated. Net trading results in the agricultural were relatively flat and did not have a material impact on the Partnership’s performance for the quarter.

During the fourth quarter of 2023, the most significant losses were incurred during October from long positions in crude oil and its refined products as prices fell amid concerns of potential demand reduction. Losses in the global fixed income sector were incurred during November from short positions in European and U.S. government debt futures as investors speculated central banks would be moderating hawkish interest rate policies. During November and December, losses were incurred from short positions in the Swiss franc, Japanese yen, euro, and Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency weakened. Metals losses were experienced throughout the quarter as both industrial and precious metals exhibited choppy price tendencies. Smaller losses were incurred during October from long positions in global stock indices. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the agricultural during December from short positions in sugar futures as prices reversed lower following a long bullish trend.

The Partnership experienced a net trading gain of $12,411,168 before fees and expenses for the year ended December 31, 2022. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, non-U.S. interest rates and metals and were partially offset by losses in U.S. interest rates, livestock and softs.

During the first quarter of 2022, the most significant gains were achieved within the energy markets during January, February, and March from long positions in crude oil futures as prices surged amid concerns Russia’s invasion of Ukraine would curtail global crude oil production. Gains within the global fixed income sector were recorded during January and February from short positions in European fixed income futures and during March from short positions in U.S. Treasury note futures as global central banks weighed increasing interest rates in an effort to combat inflation. Further gains were experienced within the agricultural markets during January and February from long positions in corn and soybean futures as grain prices advanced. Within the metals, gains were achieved during February and March from long positions in gold futures as the increasing potential of a prolonged war between Russia and Ukraine spurred investor demand for precious metals. Additional gains were recorded during March from short positions in Asian equity index futures as global geopolitical tensions and renewed outbreaks of the COVID virus in China stoked concerns for the region’s economy.

During the second quarter of 2022, the most significant gains were achieved within the energy markets during April and May from long positions in a variety of energy products as high global demand continued amid widespread supply shortfalls. Within the global fixed income sector, gains were recorded during April from short positions in U.S. and European fixed income futures as global central banks stepped up measures to battle decades-high inflation. In currencies, gains were experienced during April from short positions in the euro versus the U.S. dollar as the Eurozone currency weakened on fears for the strength of the region’s economy amid the war between Russia and Ukraine. Further gains were achieved within the metals during June from short positions in copper futures as a resurgence of COVID-19 lockdowns in China threatened global industrial metal demand. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the agricultural complex from long futures positions in the grains as prices reversed lower after the U.S. Department of Agriculture released reports which indicated the start of the spring planting season was off to a strong start. Smaller losses were experienced within the global stock index markets during April and June.

During the third quarter of 2022, the most significant gains were achieved within the global fixed income sector during August and September from short positions in European fixed income futures as the region’s central banks pledged to battle high inflation levels. Within the currency markets, gains were recorded during August and September from short positions in the Japanese yen, euro, Canadian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. currency continued to rally higher. Additional gains were achieved within the metals markets during August and September from short positions in gold futures as the strengthening U.S. dollar diminished investor demand for precious metals. Gains were also achieved during September from short positions in U.S. and Asian equity index futures as global recession concerns brought stock prices lower. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy sector during all three months of the quarter from long positions in crude oil and its refined products as energy prices reversed lower. Losses were also incurred within the agricultural sector during July, August, and September from long positions in wheat, soybeans, and corn futures as prices declined amid signs of strong U.S. grain harvests.

During the fourth quarter of 2022, the most significant losses were incurred from short positions in gold futures during November as prices rallied on a weakening U.S. dollar. Losses were also recorded within the currencies during November from positions in the Swiss franc, New Zealand dollar, Japanese yen and Canadian dollar. Within the global stock index sector, losses were experienced during November from short positions in Asian equity index futures as easing inflation expectations boosted stock prices. A sell-off in Brent crude oil futures during November and December contributed to the Partnership’s losses for the quarter. Smaller losses were incurred within the agricultural sector during November from long positions in corn and cotton futures. The Partnership’s losses for the fourth quarter were partially offset by gains achieved within the global fixed income sector during December from short positions in European fixed income futures as European bond prices fell amid a push by Eurozone central banks to combat high inflation.

The results of operations for the twelve months ended 2021 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For the years ended December 31, 2023, 2022 and 2021, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2023 increased by $121,340 and $1,454,011, respectively, as compared to the corresponding periods in 2022. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2023 increased by $7,684 and $1,818, respectively, as compared to the corresponding periods in 2022. The increase in these clearing fees was due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2023 decreased by $20,918 and $68,200, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2023 decreased by $24,902 and $81,177, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2023 decreased by $45,133 and $149,509, respectively, as compared to the corresponding periods in 2022. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2023 as compared to the corresponding periods in 2022.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2023 resulted in a reversal of incentive fees of $323,351 and incentive fees of $0, respectively. Trading performance for the three and twelve months ended December 31, 2022 resulted in a reversal of incentive fees of $227,646 and incentive fees of $2,432,924, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2023 and 2022 were $314,389 and $237,008, respectively.

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

Legal/Documentation Risk —the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in their earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which they trade.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage their market risk.

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

Exchange margin requirements have been used by the Partnership as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%—99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

In quantifying the Partnership’s Value at Risk, a 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

DCM, Drury, Episteme and Millburn each directly trade managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM directly traded managed accounts in the name of the Partnership. Prior to its termination effective October 31, 2021, FORT directly traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by DCM, Drury, Episteme, Millburn and ISAM SM, respectively) as of December 31, 2023 and 2022.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2023 and 2022, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2023, the Partnership’s total capitalization was $53,044,907.

December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$360,534	0.68%	$4,391,514	$330,382	$1,628,951
Energy	1,919,269	3.62	3,554,367	975,590	2,338,606
Grains	498,429	0.94	984,221	136,835	523,764
Indices	3,372,873	6.36	5,970,138	1,942,323	3,465,639
Interest Rates U.S.	318,052	0.60	1,090,293	232,186	641,457
Interest Rates Non-U.S.	1,453,716	2.74	3,669,229	1,208,241	2,302,372
Livestock	2,695	0.01	11,440	-	4,212
Metals	882,644	1.66	1,653,272	386,729	935,313
Softs	443,392	0.84	619,237	176,895	437,031

Total	$9,251,604	17.45%

*	Annual average of daily Values at Risk.

As of December 31, 2022, the Partnership’s total capitalization was $65,387,698.

December 31, 2022
			Twelve Months Ended December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,396,130	3.66%	$5,174,957	$2,168,466	$3,766,373
Energy	1,479,619	2.26	2,759,364	170,243	1,567,593
Grains	736,575	1.13	1,288,345	280,376	773,384
Indices	2,853,573	4.36	4,150,965	429,670	2,636,612
Interest Rates U.S.	608,173	0.93	1,250,386	169,738	698,859
Interest Rates Non-U.S.	3,036,414	4.64	3,236,617	873,360	2,101,574
Livestock	3,685	0.01	115,528	3,685	54,943
Metals	653,539	1.00	1,549,990	270,436	940,266
Softs	422,396	0.65	1,266,142	266,254	553,715

Total	$12,190,104	18.64%

*	Annual average of daily Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirement on short notice) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of the Partnership’s positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership on December 31, 2023, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2023, the Partnership’s primary exposures were in the CBOE VIX Volatility Index (U.S.), S&P 500 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), Dow Jones Euro STOXX 50 (European Union), and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G7 countries. However, the Partnership may also take futures positions on the government debt of smaller economies — e.g., Australia.

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

Metals. The Partnership’s primary metal market exposure as of December 31, 2023, was to fluctuations in the prices of gold, copper, silver, zinc, and aluminum.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the majority of the Partnership’s grain exposure as of December 31, 2023.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, cocoa, cotton, and coffee for the majority of the Partnership’s soft commodities exposure as of December 31, 2023.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2023.

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
1585 Broadway, 29th Floor
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
The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2023 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Systematic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, MA
March 15, 2024

Ceres Tactical Systematic L.P.
Statements of Financial Condition
December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$43,582,526	$50,058,379
Restricted cash (Note 3c)	9,285,004	12,210,997
Foreign cash (cost $740,454 and $1,917,654 at December 31, 2023 and 2022, respectively)	745,796	1,924,402
Net unrealized appreciation on open futures contracts	370,473	2,445,391

Total equity in trading account	53,983,799	66,639,169

Interest receivable (Note 3c)	206,971	174,983

Total assets	$54,190,770	$66,814,152

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$337,766	$39,323
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	33,201	41,122
Management fees (Note 3b)	28,091	43,440
Incentive fees (Note 3b)	-	714,301
General Partner fees (Note 3a)	39,144	48,582
Professional fees	137,196	107,005
Redemptions payable to General Partner (Note 7)	50,000	125,000
Redemptions payable to Limited Partners (Note 7)	520,465	307,681

Total liabilities	1,145,863	1,426,454

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 550.3190 and 597.9290 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	577,940	700,959
Limited Partners, Class A, 61,308.4508 and 67,227.6148 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	49,165,031	60,636,182
Limited Partners, Class D, 3,190.2310 and 3,489.3280 Redeemable Units outstanding at December 31, 2023 and 2022, respectively	3,201,761	3,938,734
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at December 31, 2023 and 2022	100,175	111,823

Total partners’ capital (net asset value)	53,044,907	65,387,698

Total liabilities and partners’ capital	$54,190,770	$66,814,152

Net asset value per Redeemable Unit:
Class A	$801.93	$901.95

Class D	$1,003.61	$1,128.79

Class Z	$1,050.19	$1,172.31

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2023

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	160	$138,274	0.26%
Energy	233	(875,142)	(1.65)
Grains	98	(156,597)	(0.30)
Indices	484	388,130	0.73
Interest Rates U.S.	62	126,367	0.24
Interest Rates Non-U.S.	562	480,571	0.91
Metals	60	95,533	0.18
Softs	71	67,325	0.13

Total futures contracts purchased		264,461	0.50

Futures Contracts Sold
Currencies	89	(230,673)	(0.43)
Energy	188	361,970	0.68
Grains	212	208,689	0.39
Indices	324	99,982	0.19
Interest Rates U.S.	97	(109,061)	(0.21)
Interest Rates Non-U.S.	327	(593,600)	(1.12)
Livestock	1	220	0.00	*
Metals	66	(64,723)	(0.12)
Softs	108	433,208	0.82

Total futures contracts sold		106,012	0.20

Net unrealized appreciation on open futures contracts		$370,473	0.70%

Unrealized Appreciation on Open Forward Contracts
Currencies	$41,258,458	$562,573	1.06%
Metals	121	326,349	0.61

Total unrealized appreciation on open forward contracts		888,922	1.67

Unrealized Depreciation on Open Forward Contracts
Currencies	$38,087,753	(691,946)	(1.30)
Metals	153	(534,742)	(1.01)

Total unrealized depreciation on open forward contracts		(1,226,688)	(2.31)

Net unrealized depreciation on open forward contracts		$(337,766)	(0.64	) %

* Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2022

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	205	$224,798	0.34%
Energy	239	539,597	0.83
Grains	237	429,927	0.66
Indices	293	(428,762)	(0.66)
Interest Rates U.S.	85	(135,594)	(0.21)
Interest Rates Non-U.S.	174	(401,257)	(0.61)
Livestock	2	(890)	(0.00	) *
Metals	68	116,110	0.18
Softs	60	53,603	0.08

Total futures contracts purchased		397,532	0.61

Futures Contracts Sold
Currencies	129	(17,562)	(0.03)
Energy	225	(254,040)	(0.39)
Grains	90	(144,992)	(0.22)
Indices	357	262,132	0.40
Interest Rates U.S.	207	82,672	0.13
Interest Rates Non-U.S.	922	2,252,519	3.45
Metals	33	(96,587)	(0.15)
Softs	65	(36,283)	(0.06)

Total futures contracts sold		2,047,859	3.13

Net unrealized appreciation on open futures contracts		$2,445,391	3.74%

Unrealized Appreciation on Open Forward Contracts
Currencies	$56,648,446	$713,033	1.09%
Metals	22	54,836	0.08

Total unrealized appreciation on open forward contracts		767,869	1.17

Unrealized Depreciation on Open Forward Contracts
Currencies	$58,456,926	(729,014)	(1.11)
Metals	35	(78,178)	(0.12)

Total unrealized depreciation on open forward contracts		(807,192)	(1.23)

Net unrealized depreciation on open forward contracts		$(39,323)	(0.06	) %

* Due to rounding.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2023, 2022 and 2021

	2023	2022	2021
Investment Income:
Interest income	$2,376,283	$922,272	$21,739

Expenses:
Clearing fees related to direct investments (Note 3c)	259,750	257,932	349,808
Ongoing selling agent fees (Notes 3d and 3e)	446,734	514,934	529,908
General Partner fees (Note 3a)	526,383	607,560	624,830
Management fees (Note 3b)	389,861	539,370	569,583
Incentive fees (Note 3b)	-	2,432,924	2,147,999
Professional fees	314,389	237,008	308,588

Total expenses	1,937,117	4,589,728	4,530,716

Net investment income (loss)	439,166	(3,667,456)	(4,508,977)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(4,941,109)	10,914,072	13,340,586
Net change in unrealized gains (losses) on open contracts	(2,374,767)	1,497,096	(1,714,609)

Total trading results	(7,315,876)	12,411,168	11,625,977

Net income (loss)	$(6,876,710)	$8,743,712	$7,117,000

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$(100.02)	$109.22	$72.54

Class D	$(125.18)	$136.69	$90.78

Class Z	$(122.12)	$149.77	$100.58

Weighted average Redeemable Units outstanding:
Class A	64,612.7001	71,181.0507	83,038.9042

Class D	3,339.7795	3,502.3025	4,921.9299

Class Z	693.3160	838.4930	986.2728

* Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2023, 2022 and 2021

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2020	$67,400,489	93,586.8678	$5,250,088	5,824.8820	$1,034,557	1,122.1270	73,685,134	100,533.8768
Redemptions - General Partner	-	-	-	-	(275,000)	(278.9350)	(275,000)	(278.9350)
Redemptions - Limited Partners	(14,065,961)	(18,194.9190)	(2,217,552)	(2,179.8600)	-	-	(16,283,513)	(20,374.7790)
Net income (loss)	6,430,685	-	583,679	-	102,636	-	7,117,000	-

Partners’ Capital, December 31, 2021	59,765,213	75,391.9488	3,616,215	3,645.0220	862,193	843.1920	64,243,621	79,880.1628
Redemptions - General Partner	-	-	-	-	(125,000)	(106.6270)	(125,000)	(106.6270)
Redemptions - Limited Partners	(7,266,578)	(8,164.3340)	(156,748)	(155.6940)	(51,309)	(43.2490)	(7,474,635)	(8,363.2770)
Net income (loss)	8,137,547	-	479,267	-	126,898	-	8,743,712	-

Partners’ Capital, December 31, 2022	60,636,182	67,227.6148	3,938,734	3,489.3280	812,782	693.3160	65,387,698	71,410.2588
Redemptions - General Partner	-	-	-	-	(50,000)	(47.6100)	(50,000)	(47.6100)
Redemptions - Limited Partners	(5,090,648)	(5,919.1640)	(325,433)	(299.0970)	-	-	(5,416,081)	(6,218.2610)
Net income (loss)	(6,380,503)	-	(411,540)	-	(84,667)	-	(6,876,710)	-

Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878

	Class A	Class D	Class Z
2021:	$792.73	$992.10	$1,022.54

2022:	$901.95	$1,128.79	$1,172.31

2023:	$801.93	$1,003.61	$1,050.19

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

1.	Organization:
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.
During the periods covered by this report, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

As of December 31, 2023, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Effective October 31, 2021, the General Partner terminated FORT, L.P. (“FORT”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, FORT and ISAM SM. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors through individually managed accounts.
Effective January 1, 2020, Millburn trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage maybe increased or decreased in the future but may not exceed 2 times the amount of assets allocated. Effective February 1, 2023, Drury trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.
Prior to its termination effective December 31, 2022, ISAM SM traded the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to ISAM SM’s Systematic Trend Programme.
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

3
8

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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2023, 2022 and 2021, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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
first-out
method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Partnership’s Statements of Income and Expenses.

The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

e.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $745,796 (cost of $740,454) and $1,924,402 (cost of $1,917,654) as of December 31, 2023 and 2022, respectively.

f.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,

“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2020 through 2023
tax years remain subject to examination by U.S. federal and most state tax authorities.

3
9

Ceres Tactical Systematic L.P.
Notes to Financial Statements

g.
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

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services - Investment Companies.” See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:
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
Effective January 1, 2021, the Partnership pays to DCM a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end
net assets of the Partnership allocated to DCM. Effective February 1, 2023, the Partnership pays to Drury a monthly management fee equal to 1/12 of 0.50% (0.50% per year) of month-end
net assets of the Partnership allocated to Drury. Effective November 1, 2020, the Partnership pays to Episteme a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end
net assets of the Partnership allocated to Episteme. Effective January 1, 2020, the Partnership pays to Millburn a monthly management fee equal to 1/12 of 0.25%, 0.375% or 0.50% (0.25%, 0.375% or 0.5% per year), depending on the account leverage, of month-end
net assets of the Partnership allocated to Millburn.
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
Prior to its termination effective December 31, 2022, the Partnership paid to ISAM SM a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month end net assets of the Partnership allocated to ISAM SM. Prior to its termination effective October 31, 2021, the Partnership paid to FORT a monthly management fee equal to 1/12 of 0.75% (0.75% per year) of month-end
net assets of the Partnership allocated to FORT’s Global Trend Trading Program.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

In addition, effective January 1, 2021, the Partnership is obligated to pay DCM an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, earned by DCM. Effective February 1, 2023, the Partnership is obligated to pay Drury an incentive fee, payable annually, equal to 25% of the New Trading Profits, as defined in the Management Agreement, earned by Drury. Effective November 1, 2020, the Partnership is obligated to pay Episteme an incentive fee, payable quarterly, equal to 22.5% of the New Trading Profits, as defined in the Management Agreement, earned by Episteme. Effective January 1, 2020, the Partnership is obligated to pay Millburn an incentive fee, payable annually, equal to 28% of the New Trading Profits, as defined in the Management Agreement, earned by Millburn. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. An Advisor’s incentive fee is allocated proportionately to each Class based on the net asset value of the respective Class.
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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2023 and 2022, the amount of cash held by the Partnership for margin requirements was $9,285,004 and $12,210,997, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
4-week
U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:
The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 0.75% per year of adjusted month-end
net assets for Class A and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The Partnership Customer Agreement with MS&Co. and foreign exchange brokerage account agreements give the Partnership the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition as the criteria under ASC
210-20,
“
Balance Sheet
,” have been met.
The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership engages in such trading through commodity brokerage accounts maintained with MS&Co.
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2023 and 2022 were 3,984 and 3,642, respectively. The monthly average number of metals forward contracts traded by the Partnership during the years ended December 31, 2023 and 2022 were 201 and 134, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the years ended December 31, 2023 and 2022 were $123,209,511 and $223,377,721, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors.
All clearing fees paid to MS&Co. for the Partnership’s trading are borne by the Partnership.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2023 and 2022, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross Amounts	Statements of Financial	Statements of Financial	Financial	Cash Collateral Received/	Net
December 31, 2023	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,995,671	$(2,625,198)	$370,473	$-	$-	$370,473
Forwards	888,922	(888,922)	-	-	-	-

Total assets	$3,884,593	$(3,514,120)	$370,473	$-	$-	$370,473

Liabilities
Futures	$(2,625,198)	$2,625,198	$-	$-	$-	$-
Forwards	(1,226,688)	888,922	(337,766)	-	337,766	-

Total liabilities	$(3,851,886)	$3,514,120	$(337,766)	$-	$337,766	$-

Net fair value						$370,473	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross Amounts	Statements of Financial	Statements of Financial	Financial	Cash Collateral Received/	Net
December 31, 2022	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$4,783,634	$(2,338,243)	$2,445,391	$-	$-	$2,445,391
Forwards	767,869	(767,869)	-	-	-	-

Total assets	$5,551,503	$(3,106,112)	$2,445,391	$-	$-	$2,445,391

Liabilities
Futures	$(2,338,243)	$2,338,243	$-	$-	$-	$-
Forwards	(807,192)	767,869	(39,323)	-	39,323	-

Total liabilities	$(3,145,435)	$3,106,112	$(39,323)	$-	$39,323	$-

Net fair value						$2,445,391	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of December 31, 2023 and 2022, respectively.

	December 31,
	2023
Assets
Futures Contracts
Currencies	$146,769
Energy	482,993
Grains	236,801
Indices	733,965
Interest Rates U.S.	130,664
Interest Rates Non-U.S.	559,490
Livestock	220
Metals	156,905
Softs	547,864

Total unrealized appreciation on open futures contracts	2,995,671

Liabilities
Futures Contracts
Currencies	(239,168)
Energy	(996,165)
Grains	(184,709)
Indices	(245,853)
Interest Rates U.S.	(113,358)
Interest Rates Non-U.S.	(672,519)
Metals	(126,095)
Softs	(47,331)

Total unrealized depreciation on open futures contracts	(2,625,198)

Net unrealized appreciation on open futures contracts	$370,473	*

Assets
Forward Contracts
Currencies	$562,573
Metals	326,349

Total unrealized appreciation on open forward contracts	888,922

Liabilities
Forward Contracts
Currencies	(691,946)
Metals	(534,742)

Total unrealized depreciation on open forward contracts	(1,226,688)

Net unrealized depreciation on open forward contracts	$(337,766	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the years ended December 31, 2023, 2022 and 2021, respectively.

Sector	2023		2022		2021
Currencies	$(763,584)		$1,868,856		$(610,839)
Energy	(3,025,817)		4,221,030		11,006,591
Grains	(351,578)		193,707		2,268,001
Indices	124,217		225,406		3,540,100
Interest Rates U.S.	253,640		(2,062,820)		(807,159)
Interest Rates Non-U.S.	(3,144,974)		8,906,493		(3,572,828)
Livestock	10,170		(462,710)		(301,560)
Metals	(1,860,735)		906,913		(923,008)
Softs	1,442,785		(1,385,707)		1,026,679

Total	$(7,315,876)	***	$12,411,168	***	$11,625,977	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2023 and 2022, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial
Statements

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,995,671	$2,995,671	$-	$-
Forwards	888,922	-	888,922	-

Total Assets	$3,884,593	$2,995,671	$888,922	$-

Liabilities
Futures	$2,625,198	$2,625,198	$-	$-
Forwards	1,226,688	-	1,226,688	-

Total Liabilities	$3,851,886	$2,625,198	$1,226,688	$-

December 31, 2022	Total	Level 1	Level 2	Level 3
Assets
Futures	$4,783,634	$4,783,634	$-	$-
Forwards	767,869	-	767,869	-

Total Assets	$5,551,503	$4,783,634	$767,869	$-

Liabilities
Futures	$2,338,243	$2,338,243	$-	$-
Forwards	807,192	-	807,192	-

Total Liabilities	$3,145,435	$2,338,243	$807,192	$-

6.	Subscriptions, Distributions and Redemptions :
Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions
.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

7.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023			2022			2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(106.24)	$(132.89)	$(138.95)	$157.24	$195.30	$201.95	$122.31	$156.08	$156.23
Net investment income (loss)	6.22	7.71	16.83	(48.02)	(58.61)	(52.18)	(49.77)	(65.30)	(55.65)

Increase (decrease) for the year	(100.02)	(125.18)	(122.12)	109.22	136.69	149.77	72.54	90.78	100.58
Net asset value per Redeemable Unit, beginning of year	901.95	1,128.79	1,172.31	792.73	992.10	1,022.54	720.19	901.32	921.96

Net asset value per Redeemable Unit, end of year	$801.93	$1,003.61	$1,050.19	$901.95	$1,128.79	$1,172.31	$792.73	$992.10	$1,022.54

	2023			2022			2021
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.7%	0.7%	1.5%	(5.4)%	(5.3)%	(4.8)%	(6.4)%	(6.9)%	(5.5)%

Operating expenses	3.2%	3.2%	2.5%	3.2%	3.2%	2.5%	3.4%	3.5%	2.6%
Incentive fees	0.0%	0.0%	0.0%	3.5%	3.5%	3.7%	3.0%	3.4%	2.9%

Total expenses	3.2%	3.2%	2.5%	6.7%	6.7%	6.2%	6.4%	6.9%	5.5%

Total return:
Total return before incentive fees	(11.1)%	(11.1)%	(10.4)%	17.8%	17.8%	18.8%	13.3%	13.7%	14.1%
Incentive fees	0.0%	0.0%	0.0%	(4.0)%	(4.0)%	(4.2)%	(3.2)%	(3.6)%	(3.2)%

Total return after incentive fees	(11.1)%	(11.1)%	(10.4)%	13.8%	13.8%	14.6%	10.1%	10.1%	10.9%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership.

8.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 20.5% of the Partnership’s contracts are traded OTC.

4
8

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

4
9

Ceres Tactical Systematic L.P.
Notes to Financial Statements

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

9.	Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements
.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2023 and 2022 are summarized below:

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023	For the period from April 1, 2023 to June 30, 2023	For the period from January 1, 2023 to March 31, 2023
Total investment income	$634,245	$619,065	$588,873	$534,100
Total expenses	(128,034)	(729,465)	(553,120)	(526,498)
Total trading results	(7,327,508)	2,417,602	2,012,484	(4,418,454)

Net income (loss)	$(6,821,297)	$2,307,202	$2,048,237	$(4,410,852)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(101.44)	$33.97	$28.78	$(61.33)

Class D	$(126.96)	$42.52	$36.01	$(76.75)

Class Z	$(130.62)	$46.55	$39.60	$(77.65)

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Total investment income	$512,905	$309,752	$87,657	$11,958
Total expenses	(285,279)	(916,353)	(1,548,176)	(1,839,920)
Total trading results	(2,169,268)	1,003,273	4,510,269	9,066,894

Net income (loss)	$(1,941,642)	$396,672	$3,049,750	$7,238,932

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(26.61)	$5.90	$38.86	$91.07

Class D	$(33.30)	$7.38	$48.63	$113.98

Class Z	$(32.29)	$9.92	$52.50	$119.64

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
The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1 Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2023, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by the directors and officers of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Brooke Lambert (Chief Financial Officer), Victoria Eckstein (Director) and Tatiana Segal (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSCM, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan serves on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or responsible for supervising those who are).

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

Brooke Lambert, age 40, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.

Victoria Eckstein, age 42, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day non-investment functions of the Portfolio Solutions Group, a business unit offering multi-asset, multi-manager managed portfolios. From January 2007 to April 2010, Ms. Eckstein was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included trade execution, portfolio analysis, external manager selection and research coverage. Ms. Eckstein received her Juris Doctorate from the Benjamin N. Cardozo School of Law in 2006 and her Bachelor of Arts, magna cum laude, from Brandeis University in 2003.

Tatiana Segal, age 55, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Tatiana was appointed as Global Head of Non-Financial Risk for Investment Management to manage existing and emergent non-financial risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Tatiana was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms. Segal was Managing Director and Chief Risk Officer for Diamond Lake Investment Group from February 2008 through September 2008. From May 2006 through January 2008, Ms. Segal was a Senior Risk Manager at Citigroup Alternative Investments, where she was responsible for independent risk oversight of a multi-billion hedge fund and fund of funds portfolio. From October 2000 through April 2006, Ms. Segal was a Director of Market Risk at Nomura Securities,

Inc. Prior to joining Nomura Securities, she was Risk Manager at BNP Paribas from January 1999 through October 2000 and a Risk Manager at Goldman, Sachs & Co., Ltd. from October 1995 through January 1999. Ms. Segal started her career at BlackRock Financial Management, Inc. from January 1993 through September 1995, as a portfolio analyst within BlackRock’s Institutional Accounts Division. Ms. Segal graduated from Columbia University in January 1993 with a Bachelor’s Degree in Economics. Ms. Segal is a Co-Chair of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a monthly fee equal to 1/12 of 0.875% of the adjusted month-end net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2024, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2023:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	550.3190	85.23%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490 Redeemable Units

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years ended December 31, 2023 and 2022 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2023  $94,300

2022  $89,000

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2023 and 2022 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2023 and 2022.

Condensed Schedules of Investments at December 31, 2023 and 2022.

Statements of Income and Expenses for the years ended December 31, 2023, 2022 and 2021.

Statements of Changes in Partners’ Capital for the years ended December 31, 2023, 2022 and 2021.

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

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.41	Management Agreement among the Partnership, the General Partner, and Millburn (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2020 and incorporated herein by reference).

10.42	Management Agreement among the Partnership, the General Partner, and Episteme (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).

10.43	Management Agreement among the Partnership, the General Partner, and DCM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

10.44	Management Agreement among the Partnership, the General Partner, and Drury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 9, 2023 and incorporated herein by reference).

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
Date: March 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 22, 2024	Date: March 22, 2024

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 22, 2024
Date: March 22, 2024

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to limited partners.