Form 10-Q
period 2024-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2024-05-09
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

 No
X
As of April 30, 2024, 58,481.7438 Limited Partnership Class A Redeemable Units were outstanding, 2,990.5000 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$44,952,458	$43,582,526
Restricted cash	10,245,004	9,285,004
Foreign cash (cost $728,419 and $740,454 at March 31, 2024 and December 31, 2023, respectively)	724,938	745,796
Net unrealized appreciation on open futures contracts	1,756,994	370,473
Net unrealized appreciation on open forward contracts	184,080	-

Total equity in trading account	57,863,474	53,983,799

Interest receivable	208,012	206,971

Total assets	$58,071,486	$54,190,770

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$337,766
Accrued expenses:
Ongoing selling agent fees	35,821	33,201
Management fees	30,825	28,091
Incentive fees	253,221	-
General Partner fees	42,202	39,144
Professional fees	159,203	137,196
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	1,095,129	520,465

Total liabilities	1,616,401	1,145,863

Partners’ Capital:
General Partner, Class Z, 550.3190 Redeemable Units outstanding at March 31, 2024 and December 31, 2023	640,825	577,940
Limited Partners, Class A, 59,020.9018 and 61,308.4508 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	52,381,586	49,165,031
Limited Partners, Class D, 2,990.5000 and 3,190.2310 Redeemable Units outstanding at March 31, 2024 and December 31, 2023, respectively	3,321,600	3,201,761
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at March 31, 2024 and December 31, 2023	111,074	100,175

Total partners’ capital (net asset value)	56,455,085	53,044,907

Total liabilities and partners’ capital	$58,071,486	$54,190,770

Net asset value per Redeemable Unit:
Class A	$887.51	$801.93

Class D	$1,110.72	$1,003.61

Class Z	$1,164.46	$1,050.19

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
March 31, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	544	$(497,864)	(0.88)%
Energy	294	902,355	1.60
Grains	240	6,278	0.01
Indices	652	144,567	0.25
Interest Rates Non-U.S.	208	118,724	0.21
Livestock	1	(980)	(0.00) *
Metals	48	125,073	0.22
Softs	43	579,781	1.03

Total futures contracts purchased		1,377,934	2.44

Futures Contracts Sold
Currencies	434	611,480	1.08
Energy	180	(218,072)	(0.39)
Grains	461	(70,755)	(0.13)
Indices	464	202,683	0.36
Interest Rates U.S.	261	(47,593)	(0.08)
Interest Rates Non-U.S.	865	(90,530)	(0.16)
Livestock	8	2,540	0.00 *
Metals	11	3,195	0.01
Softs	37	(13,888)	(0.02)

Total futures contracts sold		379,060	0.67

Net unrealized appreciation on open futures contracts		$1,756,994	3.11%

Unrealized Appreciation on Open Forward Contracts
Currencies	$51,353,393	$622,654	1.10%
Metals	124	233,167	0.42

Total unrealized appreciation on open forward contracts		855,821	1.52

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,857,673	(318,090)	(0.56)
Metals	161	(353,651)	(0.63)

Total unrealized depreciation on open forward contracts		(671,741)	(1.19)

Net unrealized appreciation on open forward contracts		$184,080	0.33%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2023

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	160	$138,274	0.26%
Energy	233	(875,142)	(1.65)
Grains	98	(156,597)	(0.30)
Indices	484	388,130	0.73
Interest Rates U.S.	62	126,367	0.24
Interest Rates Non-U.S.	562	480,571	0.91
Metals	60	95,533	0.18
Softs	71	67,325	0.13

Total futures contracts purchased		264,461	0.50

Futures Contracts Sold
Currencies	89	(230,673)	(0.43)
Energy	188	361,970	0.68
Grains	212	208,689	0.39
Indices	324	99,982	0.19
Interest Rates U.S.	97	(109,061)	(0.21)
Interest Rates Non-U.S.	327	(593,600)	(1.12)
Livestock	1	220	0.00 *
Metals	66	(64,723)	(0.12)
Softs	108	433,208	0.82

Total futures contracts sold		106,012	0.20

Net unrealized appreciation on open futures contracts		$370,473	0.70%

Unrealized Appreciation on Open Forward Contracts
Currencies	$41,258,458	$562,573	1.06%
Metals	121	326,349	0.61

Total unrealized appreciation on open forward contracts		888,922	1.67

Unrealized Depreciation on Open Forward Contracts
Currencies	$38,087,753	(691,946)	(1.30)
Metals	153	(534,742)	(1.01)

Total unrealized depreciation on open forward contracts		(1,226,688)	(2.31)

Net unrealized depreciation on open forward contracts		$(337,766)	(0.64)%

* Due to rounding.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,

	2024	2023
Investment Income:
Interest income	$602,195	$534,100

Expenses:
Clearing fees related to direct investments	59,803	70,882
Ongoing selling agent fees	104,660	116,806
General Partner fees	123,276	137,622
Management fees	90,318	106,043
Incentive fees	253,221	-
Professional fees	78,861	95,145

Total expenses	710,139	526,498

Net investment income (loss)	(107,944)	7,602

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,812,478	(1,506,129)
Net change in unrealized gains (losses) on open contracts	1,899,544	(2,912,325)

Total trading results	5,712,022	(4,418,454)

Net income (loss)	$5,604,078	$(4,410,852)

Net income (loss) per Redeemable Unit*:
Class A	$85.58	$(61.33)

Class D	$107.11	$(76.75)

Class Z	$114.27	$(77.65)

Weighted average Redeemable Units outstanding:
Class A	60,649.7785	66,870.9268

Class D	3,190.2310	3,489.3280

Class Z	645.7060	693.3160

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(956,779)	(1,097.8310)	-	-	-	-	(956,779)	(1,097.8310)
Net income (loss)	(4,089,188)	-	(267,824)	-	(53,840)	-	(4,410,852)	-

Partners’ Capital, March 31, 2023	$55,590,215	66,129.7838	$3,670,910	3,489.3280	$758,942	693.3160	$60,020,067	70,312.4278

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - Limited Partners	(1,972,055)	(2,287.5490)	(221,845)	(199.7310)	-	-	(2,193,900)	(2,487.2800)
Net income (loss)	5,188,610	-	341,684	-	73,784	-	5,604,078	-

Partners’ Capital, March 31, 2024	$52,381,586	59,020.9018	$3,321,600	2,990.5000	$751,899	645.7060	$56,455,085	62,657.1078

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
During the reporting periods ended March 31, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2024, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2024 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of and for the year ended December 31, 2023.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2024 and 2023, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2024 and December 31, 2023, the amount of cash held for margin requirements was $10,245,004 and $9,285,004, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $724,938 (cost of $728,419) and $745,796 (cost of $740,454) as of March 31, 2024 and December 31, 2023, respectively.

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
.” See Note 3, “Financial Highlights.”
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$87.25	$109.24	$114.38	$(61.41)	$(76.86)	$(79.90)
Net investment income (loss)	(1.67)	(2.13)	(0.11)	0.08	0.11	2.25

Increase (decrease) for the period	85.58	107.11	114.27	(61.33)	(76.75)	(77.65)
Net asset value per Redeemable Unit, beginning of period	801.93	1,003.61	1,050.19	901.95	1,128.79	1,172.31

Net asset value per Redeemable Unit, end of period	$887.51	$1,110.72	$1,164.46	$840.62	$1,052.04	$1,094.66

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Class A	Class D	Class Z	Class A		Class D		Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	0.6%	0.6%	1.3%	0.0	%****	0.0	%****	0.8%

Operating expenses	3.4%	3.4%	2.6%	3.4%		3.4%		2.6%
Incentive fees	0.5%	0.5%	0.5%	-%		-%		-%

Total expenses	3.9%	3.9%	3.1%	3.4%		3.4%		2.6%

Total return:
Total return before incentive fees	11.2%	11.2%	11.4%	(6.8)%		(6.8)%		(6.6)%
Incentive fees	(0.5)%	(0.5)%	(0.5)%	-%		-%		-%

Total return after incentive fees	10.7%	10.7%	10.9%	(6.8)%		(6.8)%		(6.6)%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2024 and 2023 were 4,309 and 3,571, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2024 and 2023 were 300 and 141, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the three months ended March 31, 2024 and 2023 were $85,007,642 and $148,928,137, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,633,058	$(1,876,064)	$1,756,994	$-	$-	$1,756,994
Forwards	855,821	(671,741)	184,080	-	-	184,080

Total assets	$4,488,879	$(2,547,805)	$1,941,074	$-	$-	$1,941,074

Liabilities
Futures	$(1,876,064)	$1,876,064	$-	$-	$-	$-
Forwards	(671,741)	671,741	-	-	-	-

Total liabilities	$(2,547,805)	$2,547,805	$-	$-	$-	$-

Net fair value						$1,941,074	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,995,671	$(2,625,198)	$370,473	$-	$-	$370,473
Forwards	888,922	(888,922)	-	-	-	-

Total assets	$3,884,593	$(3,514,120)	$370,473	$-	$-	$370,473

Liabilities
Futures	$(2,625,198)	$2,625,198	$-	$-	$-	$-
Forwards	(1,226,688)	888,922	(337,766)	-	337,766	-

Total liabilities	$(3,851,886)	$3,514,120	$(337,766)	$-	$337,766	$-

Net fair value						$370,473	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024

Assets

Futures Contracts

Currencies	$619,605

Energy	983,947

Grains	282,595

Indices	753,247

Interest Rates U.S.	29,563

Interest Rates Non-U.S.	227,783

Livestock	3,080

Metals	136,585

Softs	596,653

Total unrealized appreciation on open futures contracts	3,633,058

Liabilities

Futures Contracts

Currencies	(505,989)

Energy	(299,664)

Grains	(347,072)

Indices	(405,997)

Interest Rates U.S.	(77,156)

Interest Rates Non-U.S.	(199,589)

Livestock	(1,520)

Metals	(8,317)

Softs	(30,760)

Total unrealized depreciation on open futures contracts	(1,876,064)

Net unrealized appreciation on open futures contracts	$1,756,994	*

Assets

Forward Contracts

Currencies	$622,654

Metals	233,167

Total unrealized appreciation on open forward contracts	855,821

Liabilities

Forward Contracts

Currencies	(318,090)

Metals	(353,651)

Total unrealized depreciation on open forward contracts	(671,741)

Net unrealized appreciation on open forward contracts	$184,080	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

	December 31, 2023
Assets

Futures Contracts

Currencies	$146,769

Energy	482,993

Grains	236,801

Indices	733,965

Interest Rates U.S.	130,664

Interest Rates Non-U.S.	559,490

Livestock	220

Metals	156,905

Softs	547,864

Total unrealized appreciation on open futures contracts	2,995,671

Liabilities

Futures Contracts

Currencies	(239,168)

Energy	(996,165)

Grains	(184,709)

Indices	(245,853)

Interest Rates U.S.	(113,358)

Interest Rates Non-U.S.	(672,519)

Metals	(126,095)

Softs	(47,331)

Total unrealized depreciation on open futures contracts	(2,625,198)

Net unrealized appreciation on open futures contracts	$370,473	*

Assets

Forward Contracts

Currencies	$562,573

Metals	326,349

Total unrealized appreciation on open forward contracts	888,922

Liabilities

Forward Contracts

Currencies	(691,946)

Metals	(534,742)

Total unrealized depreciation on open forward contracts	(1,226,688)

Net unrealized depreciation on open forward contracts	$(337,766)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
Sector	2024		2023

Currencies	$715,336		$(231,226)

Energy	2,023,559		(1,934,525)

Grains	545,769		233,564

Indices	1,470,096		358,660

Interest Rates U.S.	263,855		(1,316,475)

Interest Rates Non-U.S.	125,463		(1,870,647)

Livestock	1,590		1,750

Metals	(241,096)		229,949

Softs	807,450		110,496

Total	$5,712,022	***	$(4,418,454)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,633,058	$3,633,058	$-	$-
Forwards	855,821	-	855,821	-

Total Assets	$4,488,879	$3,633,058	$855,821	$-

Liabilities
Futures	$1,876,064	$1,876,064	$-	$-
Forwards	671,741	-	671,741	-

Total Liabilities	$2,547,805	$1,876,064	$671,741	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,995,671	$2,995,671	$-	$-
Forwards	888,922	-	888,922	-

Total Assets	$3,884,593	$2,995,671	$888,922	$-

Liabilities
Futures	$2,625,198	$2,625,198	$-	$-
Forwards	1,226,688	-	1,226,688	-

Total Liabilities	$3,851,886	$2,625,198	$1,226,688	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 1.5% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2024.

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

For the three months ended March 31, 2024, the Partnership’s capital increased 6.4% from $53,044,907 to $56,455,085. This increase was attributable to a net income of $5,604,078, which was partially offset by redemptions of 2,287.5490 Class A limited partner Redeemable Units totaling $1,972,055 and redemptions of 199.7310 Class D limited partner Redeemable Units totaling $221,845. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 10.7% from $801.93 to $887.51 as compared to a decrease of 6.8% in the same period of 2023. During the Partnership’s first quarter of 2024, the Partnership’s net asset value per Class D Redeemable Unit increased 10.7% from $1,003.61 to $1,110.72 as compared to a decrease of 6.8% in the same period of 2023. During the Partnership’s first quarter of 2024, the Partnership’s net asset value per Class Z Redeemable Unit increased 10.9% from $1,050.19 to $1,164.46 as compared to a decrease of 6.6% in the same period of 2023. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $5,712,022. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in metals. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2023 of $4,418,454. Losses were primarily attributable to the Partnership’s trading in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by gains in grains, indices, livestock, metals and softs.

During the first quarter of 2024, the Partnership’s largest gains were achieved within the energy sector throughout the quarter from long futures positions in Brent crude oil and unleaded gasoline as prices advanced amid growing global demand and on concerns conflict and geopolitical tensions in the Middle East could curtail oil exports. Smaller gains in the energies were recorded from short positions in natural gas futures during February and March. In the global stock index sector, gains were recorded throughout the quarter from long positions in Asian, European, and U.S. equity index futures as prices advanced amid an outlook global central banks, most notably the Fed, would be aggressive in cutting interest rates in the second half of 2024. Gains within the agricultural markets were primarily recorded during January, February and March from long positions in cocoa futures as cocoa prices surged as extremely hot weather in key West African growing regions threatened to severely damage crops. Further gains in the agricultural markets were experienced during January and February from short positions in soybean and wheat futures as prices declined. Within currencies, gains were achieved during January from short positions in the euro versus the U.S. dollar and during February and March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened against its counterparts. Additional gains were recorded within the global fixed income sector primarily during February from short positions in U.S. and European fixed income futures as interest rates moved higher and prices fell. A portion of the Partnership’s overall gains for the quarter was offset by losses incurred within the metals markets during February from long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals. Additional losses within the metals sector during February were recorded from positions in copper futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three months ended March 31, 2024 increased by $68,095 as compared to the corresponding period in 2023. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2024 as compared to the corresponding period in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2024 decreased by $11,079 as compared to the corresponding period in 2023. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2024 decreased by $12,146 as compared to the corresponding period in 2023. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2024 decreased by $14,346 as compared to the corresponding period in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2024 decreased by $15,725 as compared to the corresponding period in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2024 as compared to the corresponding period in 2023.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2024 and 2023 resulted in incentive fees of $253,221 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2024 and December 31, 2023, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)	December 31, 2023	December 31, 2023 (percentage of Partners’ Capital)
DCM	$15,622,351	28%	$14,350,619	27%
Drury	$10,146,578	18%	$10,208,901	19%
Episteme	$14,518,854	26%	$13,316,369	25%
Millburn	$13,217,717	23%	$11,944,525	23%
Unallocated	$2,949,585	5%	$3,224,493	6%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of March 31, 2024, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of March 31, 2024 and December 31, 2023. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of March 31, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended March 31, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2024, the Partnership’s total capitalization was $56,455,085.

Market Sector	Value at Risk	March 31, 2024
		% of Total Capitalization	Three Months Ended March 31, 2024
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,250,041	2.21%	$1,261,488	$349,834	$912,965
Energy	1,944,596	3.44	2,291,480	1,741,519	2,000,241
Grains	1,025,819	1.82	1,025,819	490,878	805,546
Indices	2,905,048	5.15	3,977,194	2,548,572	3,181,964
Interest Rates U.S.	706,832	1.25	895,813	293,760	579,356
Interest Rates Non-U.S.	1,754,757	3.11	2,386,809	1,231,885	1,722,957
Livestock	16,940	0.03	24,145	-	10,909
Metals	425,733	0.75	947,689	364,664	708,739
Softs	312,691	0.55	443,392	238,783	317,986

Total	$10,342,457	18.31%

*	Average of daily Values at Risk.

As of December 31, 2023, the Partnership’s total capitalization was $53,044,907.

Market Sector	Value at Risk	December 31, 2023
		% of Total Capitalization	Twelve Months Ended December 31, 2023
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$360,534	0.68%	$4,391,514	$330,382	$1,628,951
Energy	1,919,269	3.62	3,554,367	975,590	2,338,606
Grains	498,429	0.94	984,221	136,835	523,764
Indices	3,372,873	6.36	5,970,138	1,942,323	3,465,639
Interest Rates U.S.	318,052	0.60	1,090,293	232,186	641,457
Interest Rates Non-U.S.	1,453,716	2.74	3,669,229	1,208,241	2,302,372
Livestock	2,695	0.01	11,440	-	4,212
Metals	882,644	1.66	1,653,272	386,729	935,313
Softs	443,392	0.84	619,237	176,895	437,031

Total	$9,251,604	17.45%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Firm has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million—to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by the Firm. The Company was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, the Firm’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. As of December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the

“Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Firm, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Firm and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Firm reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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
for the fiscal year ended December 31, 2023 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales
of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2024, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures
and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

January 1, 2024 - January 31, 2024	672.4390	$820.69	N/A	N/A	N/A	N/A

February 1, 2024 -February 29, 2024	631.1390	$866.54	N/A	N/A	N/A	N/A

March 1, 2024 - March 31, 2024	983.9710	$887.51	199.7310	$1,110.72	N/A	N/A

	2,287.5490	$862.08	199.7310	$1,110.72

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.