Form 10-Q
period 2024-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2024-08-09
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes

 No
X
As of July 31, 2024, 57,259.3928 Limited Partnership Class A Redeemable Units were outstanding, 2,990.5000 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$45,750,258	$43,582,526
Restricted cash	9,439,020	9,285,004
Foreign cash (cost $1,175,091 and $740,454 at June 30, 2024 and December 31, 2023, respectively)	1,169,942	745,796
Net unrealized appreciation on open futures contracts	656,662	370,473
Net unrealized appreciation on open forward contracts	352,081	-

Total equity in trading account	57,367,963	53,983,799

Interest receivable	208,813	206,971

Total assets	$57,576,776	$54,190,770

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$337,766
Accrued expenses:
Ongoing selling agent fees	35,500	33,201
Management fees	30,779	28,091
Incentive fees	274,562	-
General Partner fees	41,839	39,144
Professional fees	161,978	137,196
Redemptions payable to General Partner	50,185	50,000
Redemptions payable to Limited Partners	467,113	520,465

Total liabilities	1,061,956	1,145,863

Partners’ Capital:
General Partner, Class Z, 508.2690 and 550.3190 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	606,604	577,940
Limited Partners, Class A, 57,711.7698 and 61,308.4508 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	52,396,462	49,165,031
Limited Partners, Class D, 2,990.5000 and 3,190.2310 Redeemable Units outstanding at June 30, 2024 and December 31, 2023, respectively	3,397,912	3,201,761
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at June 30, 2024 and December 31, 2023	113,842	100,175

Total partners’ capital (net asset value)	56,514,820	53,044,907

Total liabilities and partners’ capital	$57,576,776	$54,190,770

Net asset value per Redeemable Unit:
Class A	$907.90	$801.93

Class D	$1,136.24	$1,003.61

Class Z	$1,193.47	$1,050.19

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	292	$1,498	0.00%*
Energy	306	308,484	0.55
Grains	169	(202,341)	(0.36)
Indices	309	(51,522)	(0.09)
Interest Rates U.S.	93	(2,938)	(0.01)
Interest Rates Non-U.S.	220	(136,939)	(0.24)
Livestock	3	8,870	0.02
Metals	43	(26,384)	(0.05)
Softs	18	(22,574)	(0.04)

Total futures contracts purchased		(123,846)	(0.22)

Futures Contracts Sold
Currencies	562	374,857	0.67
Energy	143	(67,544)	(0.12)
Grains	454	561,073	0.99
Indices	257	35,503	0.06
Interest Rates U.S.	239	(71,642)	(0.13)
Interest Rates Non-U.S.	943	(53,510)	(0.09)
Livestock	9	6,720	0.01
Metals	14	(932)	(0.00) *
Softs	26	(4,017)	(0.01)

Total futures contracts sold		780,508	1.38

Net unrealized appreciation on open futures contracts		$656,662	1.16%

Unrealized Appreciation on Open Forward Contracts
Currencies	$63,658,574	$504,982	0.89%
Metals	158	532,982	0.94

Total unrealized appreciation on open forward contracts		1,037,964	1.83

Unrealized Depreciation on Open Forward Contracts
Currencies	$42,602,287	(256,595)	(0.45)
Metals	125	(429,288)	(0.76)

Total unrealized depreciation on open forward contracts		(685,883)	(1.21)

Net unrealized appreciation on open forward contracts		$352,081	0.62%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Investment Income:
Interest income	$632,409	$588,873	$1,234,604	$1,122,973

Expenses:
Clearing fees related to direct investments	65,314	63,754	125,117	134,636
Ongoing selling agent fees	108,296	113,906	212,956	230,712
General Partner fees	127,624	134,167	250,900	271,789
Management fees	93,605	99,325	183,923	205,368
Incentive fees	21,342	68,347	274,563	68,347
Professional fees	80,211	73,621	159,072	168,766

Total expenses	496,392	553,120	1,206,531	1,079,618

Net investment income (loss)	136,017	35,753	28,073	43,355

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,112,791	(167,433)	5,925,269	(1,673,562)
Net change in unrealized gains (losses) on open contracts	(933,999)	2,179,917	965,545	(732,408)

Total trading results	1,178,792	2,012,484	6,890,814	(2,405,970)

Net income (loss)	$1,314,809	$2,048,237	$6,918,887	$(2,362,615)

Net income (loss) per Redeemable Unit*:
Class A	$20.39	$28.78	$105.97	$(32.55)

Class D	$25.52	$36.01	$132.63	$(40.74)

Class Z	$29.01	$39.60	$143.28	$(38.05)

Weighted average Redeemable Units outstanding:
Class A	58,576.3045	65,497.6305	59,613.0415	66,184.2786

Class D	2,990.5000	3,489.3280	3,090.3655	3,489.3280

Class Z	645.7060	693.3160	645.7060	693.3160

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(2,695,799)	(3,107.2030)	(325,433)	(299.0970)	-	-	(3,021,232)	(3,406.3000)
Net income (loss)	(2,194,080)	-	(142,156)	-	(26,379)	-	(2,362,615)	-

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588

Partners’ Capital, March 31, 2023	$55,590,215	66,129.7838	$3,670,910	3,489.3280	$758,942	693.3160	$60,020,067	70,312.4278
Redemptions - Limited Partners	(1,739,020)	(2,009.3720)	(325,433)	(299.0970)	-	-	(2,064,453)	(2,308.4690)
Net income (loss)	1,895,108	-	125,668	-	27,461	-	2,048,237	-

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(3,176,944)	(3,596.6810)	(221,845)	(199.7310)	-	-	(3,398,789)	(3,796.4120)
Net income (loss)	6,408,375	-	417,996	-	92,516	-	6,918,887	-

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258

Partners’ Capital, March 31, 2024	$52,381,586	59,020.9018	$3,321,600	2,990.5000	$751,899	645.7060	$56,455,085	62,657.1078
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(1,204,889)	(1,309.1320)	-	-	-	-	(1,204,889)	(1,309.1320)
Net income (loss)	1,219,765	-	76,312	-	18,732	-	1,314,809	-

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258

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
During the reporting periods ended June 30, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2024, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
Effective January 1, 2020, Millburn trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1 time the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future but may not exceed 2 times the amount of assets allocated. Effective February 1, 2023, Drury trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2024 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2023. The December 31, 2023 information has been derived from the audited financial statements as of and for the year ended December 31, 2023.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2024 and 2023, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June
30
, 2024 and December 31, 2023, the amount of cash held for margin requirements was $9,439,020 and $9,285,004, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,169,942 (cost of $1,175,091) and $745,796 (cost of $740,454) as of June 30, 2024 and December 31, 2023, respectively.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023			Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$18.26	$22.82	$23.89	$28.30	$35.40	$36.84	$105.57	$132.22	$138.28	$(33.11)	$(41.46)	$(43.06)
Net investment income (loss)	2.13	2.70	5.12	0.48	0.61	2.76	0.40	0.41	5.00	0.56	0.72	5.01

Increase (decrease) for the period	20.39	25.52	29.01	28.78	36.01	39.60	105.97	132.63	143.28	(32.55)	(40.74)	(38.05)
Net asset value per Redeemable Unit, beginning of period	887.51	1,110.72	1,164.46	840.62	1,052.04	1,094.66	801.93	1,003.61	1,050.19	901.95	1,128.79	1,172.31

Net asset value per Redeemable Unit, end of period	$907.90	$1,136.24	$1,193.47	$869.40	$1,088.05	$1,134.26	$907.90	$1,136.24	$1,193.47	$869.40	$1,088.05	$1,134.26

	Three Months Ended June 30, 2024						Three Months Ended June 30, 2023			Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	1.1%		1.1%		1.9%		0.6%	0.6%	1.3%	0.6%	0.6%	1.3%	0.3%	0.3%	1.0%

Operating expenses	3.3%		3.3%		2.6%		3.2%	3.3%	2.5%	3.4%	3.4%	2.6%	3.3%	3.3%	2.5%
Incentive fees	0.0	%****	0.0	%****	0.0	%****	0.1%	0.1%	0.1%	0.5%	0.5%	0.5%	0.1%	0.1%	0.1%

Total expenses	3.3%		3.3%		2.6%		3.3%	3.4%	2.6%	3.9%	3.9%	3.1%	3.4%	3.4%	2.6%

Total return:
Total return before incentive fees	2.3%		2.3%		2.5%		3.5%	3.5%	3.7%	13.7%	13.8%	14.2%	(3.5)%	(3.5)%	(3.1)%
Incentive fees	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.1)%	(0.1)%	(0.1)%	(0.5)%	(0.6)%	(0.6)%	(0.1)%	(0.1)%	(0.1)%

Total return after incentive fees	2.3%		2.3%		2.5%		3.4%	3.4%	3.6%	13.2%	13.2%	13.6%	(3.6)%	(3.6)%	(3.2)%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were 4,209 and 4,243, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were 4,259 and 3,907, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were 331 and 145, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were 315 and 143, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2024 and 2023 were $105,471,309 and $106,276,273, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2024 and 2023 were $95,239,476 and $127,602,205, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,958,926	$(1,302,264)	$656,662	$-	$-	$656,662
Forwards	1,037,964	(685,883)	352,081	-	-	352,081

Total assets	$2,996,890	$(1,988,147)	$1,008,743	$-	$-	$1,008,743

Liabilities
Futures	$(1,302,264)	$1,302,264	$-	$-	$-	$-
Forwards	(685,883)	685,883	-	-	-	-

Total liabilities	$(1,988,147)	$1,988,147	$-	$-	$-	$-

Net fair value						$1,008,743	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,995,671	$(2,625,198)	$370,473	$-	$-	$370,473
Forwards	888,922	(888,922)	-	-	-	-

Total assets	$3,884,593	$(3,514,120)	$370,473	$-	$-	$370,473

Liabilities
Futures	$(2,625,198)	$2,625,198	$-	$-	$-	$-
Forwards	(1,226,688)	888,922	(337,766)	-	337,766	-

Total liabilities	$(3,851,886)	$3,514,120	$(337,766)	$-	$337,766	$-

Net fair value						$370,473	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024

Assets

Futures Contracts

Currencies	$473,688

Energy	435,891

Grains	570,678

Indices	155,008

Interest Rates U.S.	68,664

Interest Rates Non-U.S.	208,980

Livestock	16,750

Metals	21,431

Softs	7,836

Total unrealized appreciation on open futures contracts	1,958,926

Liabilities

Futures Contracts

Currencies	(97,333)

Energy	(194,951)

Grains	(211,946)

Indices	(171,027)

Interest Rates U.S.	(143,244)

Interest Rates Non-U.S.	(399,429)

Livestock	(1,160)

Metals	(48,747)

Softs	(34,427)

Total unrealized depreciation on open futures contracts	(1,302,264)

Net unrealized appreciation on open futures contracts	$656,662	*

Assets

Forward Contracts

Currencies	$504,982

Metals	532,982

Total unrealized appreciation on open forward contracts	1,037,964

Liabilities

Forward Contracts

Currencies	(256,595)

Metals	(429,288)

Total unrealized depreciation on open forward contracts	(685,883)

Net unrealized appreciation on open forward contracts	$352,081	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2024		2023		2024		2023

Currencies	$864,632		$835,032		$1,579,968		$603,806

Energy	(1,397,796)		(1,332,011)		625,763		(3,266,536)

Grains	611,845		(468,230)		1,157,614		(234,666)

Indices	(388,470)		986,751		1,081,626		1,345,411

Interest Rates U.S.	547,075		365,476		810,930		(950,999)

Interest Rates Non-U.S.	336,119		1,049,164		461,582		(821,483)

Livestock	28,589		5,610		30,179		7,360

Metals	500,915		(228,236)		259,819		1,713

Softs	75,883		798,928		883,333		909,424

Total	$1,178,792	***	$2,012,484	***	$6,890,814	***	$(2,405,970)	***

*** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,958,926	$1,958,926	$-	$-
Forwards	1,037,964	-	1,037,964	-

Total Assets	$2,996,890	$1,958,926	$1,037,964	$-

Liabilities
Futures	$1,302,264	$1,302,264	$-	$-
Forwards	685,883	-	685,883	-

Total Liabilities	$1,988,147	$1,302,264	$685,883	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,995,671	$2,995,671	$-	$-
Forwards	888,922	-	888,922	-

Total Assets	$3,884,593	$2,995,671	$888,922	$-

Liabilities
Futures	$2,625,198	$2,625,198	$-	$-
Forwards	1,226,688	-	1,226,688	-

Total Liabilities	$3,851,886	$2,625,198	$1,226,688	$-

6.	Financial Instrument Risks:
In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 2.9% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2024.

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

For the six months ended June 30, 2024, the Partnership’s capital increased 6.5% from $53,044,907 to $56,514,820. This increase was attributable to a net income of $6,918,887, which was partially offset by redemptions of 3,596.6810 Class A limited partner Redeemable Units totaling $3,176,944, 199.7310 Class D limited partner Redeemable Units totaling $221,845 and redemptions of 42.0500 Class Z General Partner Redeemable Units totaling $50,185. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 2.3% from $887.51 to $907.90 as compared to an increase of 3.4% in the same period of 2023. During the Partnership’s second quarter of 2024, the Partnership’s net asset value per Class D Redeemable Unit increased 2.3% from $1,110.72 to $1,136.24 as compared to an increase of 3.4% in the same period of 2023. During the Partnership’s second quarter of 2024, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.5% from $1,164.46 to $1,193.47 as compared to an increase of 3.6% in the same period of 2023. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2024 of $1,178,792. Gains were primarily attributable to the Partnership’s trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and indices. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2023 of $2,012,484. Gains were primarily attributable to the Partnership’s trading in currencies, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains and metals.

During the second quarter, the Partnership’s most meaningful gains were achieved within the currency markets during April and June from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell as the Bank of Japan remained committed to easy monetary policies. Gains in the global fixed income sector were recorded during April from short positions in U.S. and European fixed income futures as yields advanced and prices declined amid an outlook that persistent inflation would alter future global central bank actions on interest rates. Further gains were achieved within the agriculutrals during April and June from short positions in soybean futures as prices fell amid reports of increasing South American grain exports. In the metals, gains were experienced during April and May from long positions in copper futures as dwindling global supplies and growing global demand pushed prices to near record levels. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred in the energy markets during May from long positions in crude oil and its refined products as prices declined on concerns of slowing economic growth in the Eurozone and high oil inventories in the U.S. Additional losses were recorded within the global stock index sector during April from long positions in Asian, U.S., and European equity index futures as prices fell amid a “risk-off” move by global investors.

During the Partnership’s six months ended June 30, 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 13.2% from $801.93 to $907.90 as compared to a decrease of 3.6% in the same period of 2023. During the Partnership’s six months ended June 30, 2024, the Partnership’s net asset value per Class D Redeemable Unit increased 13.2% from $1,003.61 to $1,136.24 as compared to a decrease of 3.6% in the same period of 2023. During the Partnership’s six months ended June 30, 2024, the Partnership’s net asset value per Class Z Redeemable Unit increased 13.6% from $1,050.19 to $1,193.47 as compared to a decrease of 3.2% in the same period of 2023. The Partnership experienced a net trading gain before fees and expenses in the six months of 2024 of $6,890,814. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the six months of 2023 of $2,405,970. Losses were primarily attributable to the Partnership’s trading in energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices, livestock, metals and softs.

During the first six months of the year, the Partnership’s largest gains were achieved within the agricultural markets during February, April, and June from short positions in soybean futures as prices declined amid data showing growth in global grain production. Additional gains in the agricultural sector were recorded during February and March from long positions in cocoa futures as extreme dry weather in West African growing regions threatened crops pushing prices to record highs. Within the currencies, gains were experienced during April and June from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell as the Bank of Japan remained committed to easy monetary policies. Further gains within the currency sector were achieved during January from short positions in the euro versus the U.S. dollar and during February and March from short positions in the Swiss franc. In the global fixed income sector, gains were recorded during February and April from short positions in U.S. and European fixed income futures amid speculation persistent inflationary pressures would limit global central banks interest rate cuts in 2024. In the global stock index sector, gains were recorded throughout the first quarter from long positions in Asian, European, and U.S. equity index futures as prices advanced amid an outlook global central banks, most notably the Fed, would be aggressive in cutting interest rates in the second half of 2024. Gains in the energy sector were achieved during the first three months of the year from long futures positions in Brent crude oil and unleaded gasoline as prices advanced amid growing global demand and on concerns conflict and geopolitical tensions in the Middle East could curtail oil exports. Smaller gains in the energies were recorded from short positions in natural gas futures during February and March. In the metals, gains were experienced during April and May from long positions in copper futures as dwindling global supplies and growing global demand pushed prices to near record levels.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and six months ended June 30, 2024 increased by $43,536 and $111,631, respectively, as compared to the corresponding periods in 2023. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2024 increased by $1,560 and decreased by $9,519, respectively, as compared to the corresponding periods in 2023. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended June 30, 2024, and the decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the six months ended June 30, 2024, as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2024 decreased by $5,610 and $17,756, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2024 decreased by $6,543 and $20,889, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2024 decreased by $5,720 and $21,445, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2024 resulted in incentive fees of $21,342 and $274,563, respectively. Trading performance for the three and six months ended June 30, 2023 resulted in incentive fees of $68,347. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2024 and March 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)	March 31, 2024	March 31, 2024 (percentage of Partners’ Capital)
DCM	$14,573,048	26%	$15,622,351	28%
Drury	$9,819,340	17%	$10,146,578	18%
Episteme	$15,515,758	28%	$14,518,854	26%
Millburn	$14,378,394	25%	$13,217,717	23%
Unallocated	$2,228,280	4%	$2,949,585	5%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of June 30, 2024, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of June 30, 2024 and December 31, 2023. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of June 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended June 30, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2024, the Partnership’s total capitalization was $56,514,820.

Market Sector	Value at Risk	June 30, 2024
		% of Total Capitalization	Three Months Ended June 30, 2024
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,293,413	2.29%	$1,367,958	$901,956	$1,098,892
Energy	1,801,957	3.19	2,449,056	804,187	1,597,872
Grains	721,940	1.28	1,045,120	333,236	666,921
Indices	2,159,375	3.82	3,883,469	2,157,267	2,913,847
Interest Rates U.S.	377,384	0.67	993,850	319,430	657,994
Interest Rates Non-U.S.	2,390,728	4.23	2,530,972	1,411,930	2,045,044
Livestock	23,980	0.04	31,020	8,690	21,710
Metals	566,739	1.00	901,999	284,028	556,209
Softs	193,902	0.34	469,979	136,646	275,446

Total	$9,529,418	16.86%

*	Average of daily Values at Risk.

As of December 31, 2023, the Partnership’s total capitalization was $53,044,907.

Market Sector	Value at Risk	December 31, 2023
		% of Total Capitalization	Twelve Months Ended December 31, 2023
			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$360,534	0.68%	$4,391,514	$330,382	$1,628,951
Energy	1,919,269	3.62	3,554,367	975,590	2,338,606
Grains	498,429	0.94	984,221	136,835	523,764
Indices	3,372,873	6.36	5,970,138	1,942,323	3,465,639
Interest Rates U.S.	318,052	0.60	1,090,293	232,186	641,457
Interest Rates Non-U.S.	1,453,716	2.74	3,669,229	1,208,241	2,302,372
Livestock	2,695	0.01	11,440	-	4,212
Metals	882,644	1.66	1,653,272	386,729	935,313
Softs	443,392	0.84	619,237	176,895	437,031

Total	$9,251,604	17.45%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $133. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiffs by the Company was approximately $116. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On October 1, 2024, trial is scheduled to begin.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 Viacom Class B Common Stock offering and a $1,000 offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, along with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). Plaintiffs seek, among other relief, treble damages. The class action complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On October 5, 2023, defendants petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision, which was granted on February 5, 2024.

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint, which has been fully briefed.

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

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2024, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

April 1, 2024 - April 30, 2024	539.1580	$940.56	N/A	N/A

May 1, 2024 - May 31, 2024	255.4760	$902.88	N/A	N/A

June 1, 2024 - June 30, 2024	514.4980	$907.90	N/A	N/A

	1,309.1320	$920.37

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 9, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.