Form 10-Q
period 2024-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2024-11-12
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of October 31, 2024, 54,489.3328 Limited Partnership Class A Redeemable Units were outstanding, 2,826.3240 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30, 2024 (Unaudited)	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash	$41,747,822	$43,582,526
Restricted cash	7,671,818	9,285,004
Foreign cash (cost $273,142 and $740,454 at September 30, 2024 and December 31, 2023, respectively)	279,969	745,796
Net unrealized appreciation on open futures contracts	944,226	370,473

Total equity in trading account	50,643,835	53,983,799

Interest receivable	177,517	206,971

Total assets	$50,821,352	$54,190,770

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$321,050	$337,766
Accrued expenses:
Ongoing selling agent fees	31,155	33,201
Management fees	26,409	28,091
General Partner fees	36,672	39,144
Professional fees	176,045	137,196
Redemptions payable to General Partner	-	50,000
Redemptions payable to Limited Partners	692,350	520,465

Total liabilities	1,283,681	1,145,863

Partners’ Capital:
General Partner, Class Z, 508.2690 and 550.3190 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	547,125	577,940
Limited Partners, Class A, 56,071.2088 and 61,308.4508 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	45,828,905	49,165,031
Limited Partners, Class D, 2,990.5000 and 3,190.2310 Redeemable Units outstanding at September 30, 2024 and December 31, 2023, respectively	3,058,962	3,201,761
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at September 30, 2024 and December 31, 2023	102,679	100,175

Total partners’ capital (net asset value)	49,537,671	53,044,907

Total liabilities and partners’ capital	$50,821,352	$54,190,770

Net asset value per Redeemable Unit:
Class A	$817.33	$801.93

Class D	$1,022.89	$1,003.61

Class Z	$1,076.45	$1,050.19

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2024
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	165	$198,481	0.40%
Energy	165	(249,052)	(0.50)
Grains	220	305,053	0.62
Indices	246	413,844	0.83
Interest Rates U.S.	87	(40,935)	(0.08)
Interest Rates Non-U.S.	694	229,485	0.46
Livestock	15	13,530	0.03
Metals	46	401,409	0.81
Softs	24	129,928	0.26

Total futures contracts purchased		1,401,743	2.83

Futures Contracts Sold
Currencies	85	(69,636)	(0.14)
Energy	228	84,775	0.17
Grains	314	(157,157)	(0.32)
Indices	65	(35,944)	(0.07)
Interest Rates U.S.	134	(20,774)	(0.04)
Interest Rates Non-U.S.	131	(46,424)	(0.09)
Livestock	4	(4,340)	(0.01)
Metals	11	(53,180)	(0.11)
Softs	40	(154,837)	(0.31)

Total futures contracts sold		(457,517)	(0.92)

Net unrealized appreciation on open futures contracts		$944,226	1.91%

Unrealized Appreciation on Open Forward Contracts
Currencies	$30,006,859	$355,007	0.71%
Metals	111	513,860	1.04

Total unrealized appreciation on open forward contracts		868,867	1.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$40,345,620	(434,138)	(0.87)
Metals	206	(755,779)	(1.53)

Total unrealized depreciation on open forward contracts		(1,189,917)	(2.40)

Net unrealized depreciation on open forward contracts		$(321,050)	(0.65)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income:
Interest income	$592,362	$619,065	$1,826,966	$1,742,038

Expenses:
Clearing fees related to direct investments	47,196	61,358	172,313	195,994
Ongoing selling agent fees	96,100	111,719	309,056	342,431
General Partner fees	113,108	131,633	364,008	403,422
Management fees	82,247	96,763	266,170	302,131
Incentive fees	(274,563)	255,004	-	323,351
Professional fees	85,503	72,988	244,575	241,754

Total expenses	149,591	729,465	1,356,122	1,809,083

Net investment income (loss)	442,771	(110,400)	470,844	(67,045)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(5,683,367)	1,828,273	241,902	154,711
Net change in unrealized gains (losses) on open contracts	(373,591)	589,329	591,954	(143,079)

Total trading results	(6,056,958)	2,417,602	833,856	11,632

Net income (loss)	$(5,614,187)	$2,307,202	$1,304,700	$(55,413)

Net income (loss) per Redeemable Unit*:
Class A	$(90.57)	$33.97	$15.40	$1.42

Class D	$(113.35)	$42.52	$19.28	$1.78

Class Z	$(117.02)	$46.55	$26.26	$8.50

Weighted average Redeemable Units outstanding:
Class A	57,296.4861	63,735.3358	58,840.8564	65,367.9644

Class D	2,990.5000	3,190.2310	3,057.0770	3,389.6290

Class Z	603.6560	693.3160	631.6893	693.3160

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - Limited Partners	(3,829,850)	(4,405.4390)	(325,433)	(299.0970)	-	-	(4,155,283)	(4,704.5360)
Net income (loss)	(54,768)	-	(6,536)	-	5,891	-	(55,413)	-

Partners’ Capital, September 30, 2023	$56,751,564	62,822.1758	$3,606,765	3,190.2310	$818,673	693.3160	$61,177,002	66,705.7228

Partners’ Capital, June 30, 2023	$55,746,303	64,120.4118	$3,471,145	3,190.2310	$786,403	693.3160	$60,003,851	68,003.9588
Redemptions - Limited Partners	(1,134,051)	(1,298.2360)	-	-	-	-	(1,134,051)	(1,298.2360)
Net income (loss)	2,139,312	-	135,620	-	32,270	-	2,307,202	-

Partners’ Capital, September 30, 2023	$56,751,564	62,822.1758	$3,606,765	3,190.2310	$818,673	693.3160	$61,177,002	66,705.7228

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(4,539,906)	(5,237.2420)	(221,845)	(199.7310)	-	-	(4,761,751)	(5,436.9730)
Net income (loss)	1,203,780	-	79,046	-	21,874	-	1,304,700	-

Partners’ Capital, September 30, 2024	$45,828,905	56,071.2088	$3,058,962	2,990.5000	$649,804	603.6560	$49,537,671	59,665.3648

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258
Redemptions - Limited Partners	(1,362,962)	(1,640.5610)	-	-	-	-	(1,362,962)	(1,640.5610)
Net income (loss)	(5,204,595)	-	(338,950)	-	(70,642)	-	(5,614,187)	-

Partners’ Capital, September 30, 2024	$45,828,905	56,071.2088	$3,058,962	2,990.5000	$649,804	603.6560	$49,537,671	59,665.3648

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
During the reporting periods ended September 30, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2024, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
Effective January 1, 2020, Millburn trades the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Millburn’s Multi-Markets Program. The General Partner and Millburn have agreed that Millburn will trade the Partnership’s assets allocated to Millburn at a level that is up to 1 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective November 1, 2020, Episteme trades the Partnership’s assets allocated to them through a managed account in the name of the Partnership pursuant to Episteme’s Systematic Quest Program. The General Partner and Episteme have agreed that Episteme will trade the Partnership’s assets allocated to Episteme at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future, but it may not exceed 2 times the amount of assets allocated. Effective January 1, 2021, DCM trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to DCM’s Diversified Alpha Program. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 1.75 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future but may not exceed 2 times the amount of assets allocated. Effective February 1, 2023, Drury trades a portion of the Partnership’s assets allocated to it through a managed account in the name of the Partnership pursuant to Drury Diversified Trend-Following Program.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2025 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2024 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2024 and 2023. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2024 and 2023, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2024 and December 31, 2023, the amount of cash held for margin requirements was $7,671,818 and $9,285,004, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $279,969 (cost of $273,142) and $745,796 (cost of $740,454) as of September 30, 2024 and December 31, 2023, respectively.

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
10-K
for the year ended December 31, 2023.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(97.71)	$(122.26)	$(128.46)	$35.60	$44.60	$46.57	$8.04	$10.14	$10.22	$2.44	$3.00	$3.52
Net investment income (loss)	7.14	8.91	11.44	(1.63)	(2.08)	(0.02)	7.36	9.14	16.04	(1.02)	(1.22)	4.98

Increase (decrease) for the period	(90.57)	(113.35)	(117.02)	33.97	42.52	46.55	15.40	19.28	26.26	1.42	1.78	8.50
Net asset value per Redeemable Unit, beginning of period	907.90	1,136.24	1,193.47	869.40	1,088.05	1,134.26	801.93	1,003.61	1,050.19	901.95	1,128.79	1,172.31

Net asset value per Redeemable Unit, end of period	$817.33	$1,022.89	$1,076.45	$903.37	$1,130.57	$1,180.81	$817.33	$1,022.89	$1,076.45	$903.37	$1,130.57	$1,180.81

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A		Class D		Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	1.8%	1.8%	2.5%	0.5%	0.5%	1.3%	1.1%	1.1%	1.9%	0.0	%****	0.0	%****	0.8%

Operating expenses	3.2%	3.2%	2.5%	3.2%	3.2%	2.4%	3.3%	3.3%	2.6%	3.2%		3.3%		2.5%
Incentive fees	(0.5)%	(0.5)%	(0.5)%	0.4%	0.4%	0.4%	-%	-%	-%	0.5%		0.5%		0.5%

Total expenses	2.7%	2.7%	2.0%	3.6%	3.6%	2.8%	3.3%	3.3%	2.6%	3.7%		3.8%		3.0%

Total return:
Total return before incentive fees	(10.5)%	(10.5)%	(10.3)%	4.3%	4.3%	4.5%	1.9%	1.9%	2.5%	0.7%		0.7%		1.3%
Incentive fees	0.5%	0.5%	0.5%	(0.4)%	(0.4)%	(0.4)%	-%	-%	-%	(0.5)%		(0.5)%		(0.6)%

Total return after incentive fees	(10.0)%	(10.0)%	(9.8)%	3.9%	3.9%	4.1%	1.9%	1.9%	2.5%	0.2%		0.2%		0.7%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were 2,850 and 4,437, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were 3,789 and 4,084, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were 309 and 233, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were 313 and 173, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2024 and 2023 were $123,557,035 and $125,318,328, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2024 and 2023 were $104,678,662 and $126,840,913, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023, respectively.

September 30, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets

Futures	$2,505,988	$(1,561,762)	$944,226	$-	$-	$944,226

Forwards	868,867	(868,867)	-	-	-	-

Total assets	$3,374,855	$(2,430,629)	$944,226	$-	$-	$944,226

Liabilities

Futures	$(1,561,762)	$1,561,762	$-	$-	$-	$-

Forwards	(1,189,917)	868,867	(321,050)	-	321,050	-

Total liabilities	$(2,751,679)	$2,430,629	$(321,050)	$-	$321,050	$-

Net fair value						$944,226	*

December 31, 2023	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets

Futures	$2,995,671	$(2,625,198)	$370,473	$-	$-	$370,473

Forwards	888,922	(888,922)	-	-	-	-

Total assets	$3,884,593	$(3,514,120)	$370,473	$-	$-	$370,473

Liabilities

Futures	$(2,625,198)	$2,625,198	$-	$-	$-	$-

Forwards	(1,226,688)	888,922	(337,766)	-	337,766	-

Total liabilities	$(3,851,886)	$3,514,120	$(337,766)	$-	$337,766	$-

Net fair value						$370,473	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024
Assets
Futures Contracts
Currencies	$205,653
Energy	357,216
Grains	467,268
Indices	551,533
Interest Rates U.S.	17,312
Interest Rates Non-U.S.	344,460
Livestock	15,090
Metals	408,689
Softs	138,767

Total unrealized appreciation on open futures contracts	2,505,988

Liabilities
Futures Contracts
Currencies	(76,808)
Energy	(521,493)
Grains	(319,372)
Indices	(173,633)
Interest Rates U.S.	(79,021)
Interest Rates Non-U.S.	(161,399)
Livestock	(5,900)
Metals	(60,460)
Softs	(163,676)

Total unrealized depreciation on open futures contracts	(1,561,762)

Net unrealized appreciation on open futures contracts	$944,226	*

Assets
Forward Contracts
Currencies	$355,007
Metals	513,860

Total unrealized appreciation on open forward contracts	868,867

Liabilities
Forward Contracts
Currencies	(434,138)
Metals	(755,779)

Total unrealized depreciation on open forward contracts	(1,189,917)

Net unrealized depreciation on open forward contracts	$(321,050)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2024		2023		2024		2023
Currencies	$(2,711,089)		$62,614		$(1,131,121)		$666,420
Energy	(2,122,933)		3,069,231		(1,497,170)		(197,305)
Grains	(134,992)		2,780		1,022,622		(231,886)
Indices	(416,735)		(1,126,005)		664,891		219,406
Interest Rates U.S.	(656,570)		1,381,938		154,360		430,939
Interest Rates Non-U.S.	(161,242)		30,132		300,340		(791,351)
Livestock	41,170		5,560		71,349		12,920
Metals	182,428		(1,002,155)		442,247		(1,000,442)
Softs	(76,995)		(6,493)		806,338		902,931

Total	$(6,056,958)	***	$2,417,602	***	$833,856	***	$11,632	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,505,988	$2,505,988	$-	$-
Forwards	868,867	-	868,867	-

Total Assets	$3,374,855	$2,505,988	$868,867	$-

Liabilities
Futures	$1,561,762	$1,561,762	$-	$-
Forwards	1,189,917	-	1,189,917	-

Total Liabilities	$2,751,679	$1,561,762	$1,189,917	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,995,671	$2,995,671	$-	$-
Forwards	888,922	-	888,922	-

Total Assets	$3,884,593	$2,995,671	$888,922	$-

Liabilities
Futures	$2,625,198	$2,625,198	$-	$-
Forwards	1,226,688	-	1,226,688	-

Total Liabilities	$3,851,886	$2,625,198	$1,226,688	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 10.5% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2024.

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

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. The Partnership’s primary need for capital resources is for Futures Interests trading.

For the nine months ended September 30, 2024, the Partnership’s capital decreased 6.6% from $53,044,907 to $49,537,671. This decrease was attributable to redemptions of 5,237.2420 Class A limited partner Redeemable Units totaling $4,539,906, 199.7310 Class D limited partner Redeemable Units totaling $221,845 and redemptions of 42.0500 Class Z General Partner Redeemable Units totaling $50,185, which was partially offset by a net income of $1,304,700. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2024, the Partnership’s net asset value per Class A Redeemable Unit decreased 10.0% from $907.90 to $817.33 as compared to an increase of 3.9% in the same period of 2023. During the Partnership’s third quarter of 2024, the Partnership’s net asset value per Class D Redeemable Unit decreased 10.0% from $1,136.24 to $1,022.89 as compared to an increase of 3.9% in the same period of 2023. During the Partnership’s third quarter of 2024, the Partnership’s net asset value per Class Z Redeemable Unit decreased 9.8% from $1,193.47 to $1,076.45 as compared to an increase of 4.1% in the same period of 2023. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $6,056,958. Losses were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by gains in livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2023 of $2,417,602. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in indices, metals and softs.

During the third quarter of 2024, the Partnership’s most significant losses were incurred during July within the currency sector from short positions in the Japanese yen versus the U.S. dollar as the value of the yen surged amid speculation the Bank of Japan would enact policies to strengthen the nation’s currency. Further losses in the currencies were recorded during July and August from short positions in the Swiss franc and euro versus the U.S. dollar. In the energies, losses were experienced throughout the quarter from long positions in crude oil futures as prices declined on high global inventories and concerns a slowdown in the global economy would limit energy consumption. The losses in crude oil futures were partially offset by gains recorded during the quarter from short positions in gasoil futures. Within the global fixed income markets, losses were incurred during July from short positions in U.S. and European fixed income futures as yields dropped and prices rose amid a strengthening outlook for global central bank interest rate cuts. Further losses were also incurred during July within the global stock index sector from long positions in Asian, U.S., and European equity index futures as prices fell in the latter half of the month amid a sell-off in technology stocks. Within the agriculturals, losses were experienced during September from short positions in soybean, wheat, and corn futures as grain prices reversed higher amid increased global commodity purchasing. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the metals markets during September from long positions in gold futures as demand for precious metals was spurred by an outlook for further global interest rate cuts and by a weakening U.S. dollar.

During the Partnership’s nine months ended September 30, 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 1.9% from $801.93 to $817.33 as compared to an increase of 0.2% in the same period of 2023. During the Partnership’s nine months ended September 30, 2024, the Partnership’s net asset value per Class D Redeemable Unit increased 1.9% from $1,003.61 to $1,022.89 as compared to an increase of 0.2% in the same period of 2023. During the Partnership’s nine months ended September 30, 2024, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.5% from $1,050.19 to $1,076.45 as compared to an increase of 0.7% in the same period of 2023. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2024 of $833,856. Gains were primarily attributable to the Partnership’s trading in grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and energy. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2023 of $11,632. Gains were primarily attributable to the Partnership’s trading in currencies, indices, U.S. interest rates, livestock and softs and were partially offset by losses in energy, grains, non-U.S. interest rates and metals.

During the first nine months of the year 2024, the Partnership’s largest gains were achieved within the agricultural markets during February, April, and June from short positions in soybean futures as prices declined amid data showing growth in global grain production and expectations for strong crops. Additional gains in the agricultural sector were recorded during February and March from long positions in cocoa futures as extreme dry weather in West African growing regions threatened crops pushing prices to record highs. In the global stock index sector, gains were recorded throughout the first quarter from long positions in Asian, European, and U.S. equity index futures as prices advanced amid an outlook global central banks, most notably the Fed, would be aggressive in cutting interest rates in the second half of 2024. In the global fixed income sector, gains were recorded during February and April from short positions in U.S. and European fixed income futures amid speculation persistent inflationary pressures would limit global central banks interest rate cuts in 2024. Further gains were achieved in the metals during September from long positions in gold futures as a weakening U.S. dollar spurred demand for precious metals. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the energies throughout the third quarter from long positions in crude oil futures as prices steadily declined on high global inventories and concerns a slowdown in the global economy would limit energy consumption. Within the currencies, losses were incurred during July and August from short positions in the Swiss franc and euro versus the U.S. dollar. Gains from short positions in the Japanese yen during the first half of the year helped to mitigate such losses.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and nine months ended September 30, 2024 decreased by $26,703 and increased by $84,928, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended September 30, 2024, and the increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the nine months ended September 30, 2024, as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2024 decreased by $14,162 and $23,681, respectively, as compared to the corresponding periods in 2023. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2024 decreased by $15,619 and $33,375, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2024 decreased by $18,525 and $39,414, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2024 decreased by $14,516 and $35,961, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2024, as compared to the corresponding periods in 2023.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2024 resulted in a reversal of incentive fees of $274,563 and incentive fees of $0, respectively. Trading performance for the three and nine months ended September 30, 2023 resulted in incentive fees of $255,004 and $323,351, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2024 and June 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)	June 30, 2024	June 30, 2024 (percentage of Partners’ Capital)
DCM	$12,142,285	25%	$14,573,048	26%
Drury	$8,141,863	16%	$9,819,340	17%
Episteme	$13,536,853	27%	$15,515,758	28%
Millburn	$13,153,864	27%	$14,378,394	25%
Unallocated	$2,562,806	5%	$2,228,280	4%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2024, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of September 30, 2024 and December 31, 2023. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of September 30, 2024 and December 31, 2023, and the highest, lowest and average values during the three months ended September 30, 2024 and the twelve months ended December 31, 2023. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2024, the Partnership’s total capitalization was $49,537,671.

September 30, 2024

			Three Months Ended September 30, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$374,409	0.76%	$1,307,823	$353,554	$823,200
Energy	1,519,875	3.07	2,033,027	821,376	1,556,273
Grains	555,827	1.12	888,304	404,352	592,423
Indices	2,290,730	4.62	2,877,930	1,355,371	2,082,930
Interest Rates U.S.	550,320	1.11	754,574	121,506	424,655
Interest Rates Non-U.S.	1,395,404	2.82	2,614,534	1,005,249	1,497,172
Livestock	38,665	0.08	40,480	13,640	28,657
Metals	470,322	0.95	748,794	377,454	585,626
Softs	264,002	0.53	267,082	122,015	199,890

Total	$7,459,554	15.06%

*	Average of daily Values at Risk.

As of December 31, 2023, the Partnership’s total capitalization was $53,044,907.

December 31, 2023

			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$360,534	0.68%	$4,391,514	$330,382	$1,628,951
Energy	1,919,269	3.62	3,554,367	975,590	2,338,606
Grains	498,429	0.94	984,221	136,835	523,764
Indices	3,372,873	6.36	5,970,138	1,942,323	3,465,639
Interest Rates U.S.	318,052	0.60	1,090,293	232,186	641,457
Interest Rates Non-U.S.	1,453,716	2.74	3,669,229	1,208,241	2,302,372
Livestock	2,695	0.01	11,440	-	4,212
Metals	882,644	1.66	1,653,272	386,729	935,313
Softs	443,392	0.84	619,237	176,895	437,031

Total	$9,251,604	17.45%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
On September 30, 2020, the SEC entered into a settlement order with the Company settling an administrative action which relates to the Company’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring the Company’s equity swaps business. The order found that the Company improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that the Company willfully violated Section 200(g) of Regulation SHO. The Company consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

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

filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.
Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled

In Re: Interest Rate Swaps Antitrust Litigation
. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, among other relief, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in

Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al.

filed in the Supreme Court of NY a purported class action complaint alleging violations of the federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint, which seeks, among other things, unspecified compensatory damages, alleges that the offering documents contained material misrepresentations and did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying the motions to dismiss as to the Company and the other underwriters, but granted the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification. On February 14, 2024, the defendants filed their notice of appeal of the court’s grant of class certification.
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

An affiliate of the Company is engaging with the U.K. Competition and Markets Authority in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding its activities concerning certain liquid fixed income products between 2009 and 2012. On May 24, 2023, the U.K. Competition and Markets Authority issued a Statement of Objections setting out its provisional findings that the affiliate had breached U.K. competition law by sharing competitively sensitive information in connection with gilts and gilt asset swaps between 2009 and 2012.The affiliate is contesting the provisional findings. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled

Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al.,

alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 28, 2023, the defendants filed a joint motion to dismiss the complaint. On September 16, 2024, the joint motion to dismiss was granted, and the complaint was dismissed without prejudice. On October 15, 2024, the Company reached an agreement in principle to settle the U.S. litigation.
Settled Civil Litigation
On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled

State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al
. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint seeks, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.
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

A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.
In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled

Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al.

Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.
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

10-Q

for the quarters ended March 31, 2024 and June 30, 2024 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2024, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	452.3770	$858.13	N/A	N/A
August 1, 2024 - August 31, 2024	341.0970	$827.96	N/A	N/A
September 1, 2024 - September 30, 2024	847.0870	$817.33	N/A	N/A
	1,640.5610	$830.79

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
Item 3.

Defaults Upon Senior Securities
.

None.
Item 4.

Mine Safety Disclosures
.

Not applicable.
Item 5.

Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule

10b5-1

trading arrangement” (as defined in Item 408 of Regulation

S-K

of the Exchange Act).
There were no

“non-Rule

10b5-1

trading arrangements” (as defined in Item 408 of Regulation

S-K

of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2024 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 12, 2024

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2024

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.