Form 10-K
period 2024-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2025-03-20
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
1585 Broadway
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).
Yes

 No
X
Limited Partnership Redeemable Units with an aggregate value of $55,908,216 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2025, 51,982.6778 Limited Partnership Class A Redeemable Units were outstanding, 2,639.4900 Limited Partnership Class D Redeemable Units were outstanding and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2024, 2023 and 2022 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2024, 2023 and 2022, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2024, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ISAM SM. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests or invested the portion of its assets allocated to each of the Advisors through individually managed accounts.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2024.

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

For the period January 1, 2024 through December 31, 2024, the approximate average market sector distribution for the Partnership was as follows:

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2024 and 2023, the amount of cash held by the Partnership for margin requirements was $7,990,887 and $9,285,004, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of these interest credits, daily funds did not include monies due to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2024 was $48,049,570.

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
Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
Item 1C.
Cybersecurity
.
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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2023 Audited Financial Statement.

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

Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

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

Civil Litigation

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has filed notices of appeal.

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants have appealed.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. The Firm and other defendants have reached an agreement in principle to settle the U.S. litigation.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that the Company and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege the Company mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,900 million. The complaint sought, among other relief, treble damages. On February 22, 2018, the Company moved to dismiss the amended complaint, and on July 17, 2018, the court denied the Company’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings the Company underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, the Company reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, the Company entered into an agreement to settle the litigation.

In August of 2017, the Company was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. The motion for class certification and the parties’ objections to the report and recommendation are pending before the District Court. On May 20, 2023, the Company reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Beginning on March 25, 2019, the Company was named as a defendant in a series of putative class action complaints filed in the United States District Court for the SDNY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, inter alia, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied the Company’s motion to dismiss. On December 15, 2019, the Company and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2025 was 2,499 for Class A Redeemable Units, 9 for Class D Redeemable Units and 5 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2024 or 2023. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2024, 2023 and 2022, there were no subscriptions.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

(d) Maximum
					(c) Total	Number (or
					Number of	Approximate
					Redeemable	Dollar Value)
					Units	of Redeemable
	Class A	Class A	Class D	Class D	Purchased	Units that
	(a) Total	(b) Average	(a) Total	(b) Average	as Part of	May Yet Be
	Number of	Price Paid	Number of	Price Paid	Publicly	Purchased
	Redeemable	per	Redeemable	per	Announced	Under the
	Units	Redeemable	Units	Redeemable	Plans or	Plans or
Period	Purchased*	Unit**	Purchased*	Unit**	Programs	Programs
October 1, 2024 - October 31, 2024	1,581.8760	$845.28	164.1760	$1,057.87	N/A	N/A
November 1, 2024 - November 30, 2024	1,066.8620	$835.67	N/A	N/A	N/A	N/A
December 1, 2024 - December 31, 2024	418.7960	$838.89	N/A	N/A	N/A	N/A
	3,067.5340	$841.07	164.1760	$1,057.87

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

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2024 and 2023 were: DCM — DCM’s Diversified Alpha Program, Drury — Drury Diversified Trend-Following Program, Episteme — Systematic Quest Program and Millburn — Multi-Markets Program.

As of December 31, 2024 and September 30, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2024	December 31, 2024 (percentage of Partners’ Capital)	September 30, 2024	September 30, 2024 (percentage of Partners’ Capital)
DCM	$12,161,806	25%	$12,142,285	25%
Drury	$8,569,899	18%	$8,141,863	16%
Episteme	$12,591,023	26%	$13,536,853	27%
Millburn	$12,433,018	26%	$13,153,864	27%
Unallocated	$2,293,824	5%	$2,562,806	5%

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2024.

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

From January 1, 2024 through December 31, 2024, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.0%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2024, 8,304.7760 Class A limited partner Redeemable Units were redeemed totaling $7,119,902, 363.9070 Class D limited partner Redeemable Units were redeemed totaling $395,523 and 87.2200 Class Z General Partner Redeemable Units were redeemed totaling $100,184. For the year ended December 31, 2023, 5,919.1640 Class A limited partner Redeemable Units were redeemed totaling $5,090,648, 299.0970 Class D limited partner Redeemable Units were redeemed totaling $325,433 and 47.6100 Class Z General Partner Redeemable Units were redeemed totaling $50,000. For the year ended December 31, 2022, 8,164.3340 Class A limited partner Redeemable Units were redeemed totaling $7,266,578, 155.6940 Class D limited partner Redeemable Units were redeemed totaling $156,748, 43.2490 Class Z limited partner Redeemable Units were redeemed totaling $51,309 and 106.6270 Class Z General Partner Redeemable Units were redeemed totaling $125,000.

For the years ended December 31, 2024, 2023 and 2022, there were no subscriptions.

(c) Results of Operations.

For the year ended December 31, 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 4.6% from $801.93 to $838.89, the Partnership’s net asset value per Class D Redeemable Unit increased 4.6% from $1,003.61 to $1,049.87, and the Partnership’s net asset value per Class Z Redeemable Unit increased 5.4% from $1,050.19 to $1,106.92. For the year ended December 31, 2023, the Partnership’s net asset value per Class A Redeemable Unit decreased 11.1% from $901.95 to $801.93, the Partnership’s net asset value per Class D Redeemable Unit decreased 11.1% from $1,128.79 to $1,003.61, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 10.4% from $1,172.31 to $1,050.19. For the year ended December 31, 2022, the Partnership’s net asset value per Class A Redeemable Unit increased 13.8% from $792.73 to $901.95, the Partnership’s net asset value per Class D Redeemable Unit increased 13.8% from $992.10 to $1,128.79, and the Partnership’s net asset value per Class Z Redeemable Unit increased 14.6% from $1,022.54 to $1,172.31.

The Partnership experienced a net trading gain of $2,042,915 before fees and expenses for the year ended December 31, 2024. Gains were primarily attributable to the Partnership’s trading in currencies, grains, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and non-U.S. interest rates.

During the first quarter of 2024, the Partnership’s largest gains were achieved within the energy sector throughout the quarter from long futures positions in Brent crude oil and unleaded gasoline as prices advanced amid growing global demand and on concerns conflict and geopolitical tensions in the Middle East could curtail exports. In the global stock index sector, gains were recorded throughout the quarter from long positions in Asian, European, and U.S. equity index futures as prices advanced amid an outlook central banks would be aggressive in cutting interest rates. Gains within the agricultural markets were primarily recorded during January, February and March from long positions in cocoa futures as cocoa prices surged as extremely hot weather in key West African growing regions threatened to severely damage crops. Within currencies, gains were achieved during January from short positions in the euro versus the U.S. dollar and during February and March from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar strengthened against its counterparts. Additional gains were recorded within the global fixed income sector primarily during February from short positions in U.S. and European fixed income futures as interest rates moved higher. A portion of the Partnership’s overall gains for the first quarter was offset by losses incurred within the metals markets during February from long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.

During the second quarter of 2024, the Partnership’s most meaningful gains were achieved within the currency markets during April and June from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen fell as the Bank of Japan remained committed to easy monetary policies. Gains in the global fixed income sector were recorded during April from short positions in U.S. and European fixed income futures as yields advanced amid persistent inflation. Further gains were achieved within the agriculutrals during April and June from short positions in soybean futures as prices fell amid reports of increasing South American grain exports. In the metals, gains were experienced during April and May from long positions in copper futures as dwindling global supplies and growing demand pushed prices to near record levels. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred in the energy markets during May from long positions in crude oil and its refined products as prices declined on concerns of slowing economic growth. Additional losses were recorded within the global stock index sector during April from long positions in Asian, U.S., and European equity index futures as prices fell amid a “risk-off” move by global investors.

During the third quarter of 2024, the Partnership’s most significant losses were incurred during July within the currency sector from short positions in the Japanese yen versus the U.S. dollar as the value of the yen surged amid speculation the Bank of Japan would enact policies to strengthen the nation’s currency. In the energies, losses were experienced throughout the third quarter from long positions in crude oil futures as prices declined on high global inventories. Within the global fixed income markets, losses were incurred during July from short positions in U.S. and European fixed income futures as yields dropped amid a strengthening outlook for global central bank interest rate cuts. Further losses were also incurred during July within the global stock index sector from long positions in Asian, U.S., and European equity index futures as prices fell in the latter half of the month amid a sell-off in technology stocks. Within the agriculturals, losses were experienced during September from short positions in soybean, wheat, and corn futures as grain prices reversed higher. A portion of the Partnership’s losses for the third quarter was offset by gains achieved within the metals markets during September from long positions in gold futures as demand for precious metals was spurred by weakness in the U.S. dollar.

During the fourth quarter of 2024, the most significant gains were achieved within the currency markets throughout the quarter from short positions on the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the relative value of the dollar strengthened on persistent positive economic news in the U.S. Further gains were recorded in the agricultural markets during November and December from long positions in cocoa futures as prices surged higher amid supply concerns. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energies during November and December from short positions in natural gas futures as cold weather in the U.S. and Europe drove heating demand and prices higher. Losses in the metals were recorded during November and December from long positions in gold futures as demand for precious metals waned. In the global stock index sector, losses were experienced during November from long positions in U.S. Volatility Index (“VIX”) futures as equity volatility declined following the U.S. elections. Overall, performance within the global fixed income markets were relatively flat for quarter as gains from U.S. fixed income futures trading were offset by losses from trading in non-U.S. fixed income futures.

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

The results of operations for the twelve months ended 2022 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

For the years ended December 31, 2024, 2023 and 2022, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2024 decreased by $142,199 and $57,271, respectively, as compared to the corresponding periods in 2023. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2024 decreased by $20,551 and $44,232, respectively, as compared to the corresponding periods in 2023. The decrease in these clearing fees was due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2024 decreased by $12,033 and $45,408, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2024 decreased by $14,296 and $53,710, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2024 decreased by $9,002 and $44,963, respectively, as compared to the corresponding periods in 2023. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2024 as compared to the corresponding periods in 2023.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $0. Trading performance for the three and twelve months ended December 31, 2023 resulted in a reversal of incentive fees of $323,351 and incentive fees of $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2024 and 2023 were $307,240 and $314,389, respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

DCM, Drury, Episteme and Millburn each directly trade managed accounts in the name of the Partnership. Prior to its termination effective December 31, 2022, ISAM SM directly traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by DCM, Drury, Episteme and Millburn, respectively) as of December 31, 2024 and 2023.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2024 and 2023, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2024, the Partnership’s total capitalization was $48,049,570.

		December 31, 2024
			Twelve Months Ended December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$834,335	1.74%	$1,367,958	$266,957	$894,091
Energy	1,860,883	3.87	2,449,056	634,534	1,598,458
Grains	387,261	0.81	1,045,120	333,236	626,801
Indices	2,220,169	4.62	3,977,194	1,355,371	2,626,366
Interest Rates U.S.	312,813	0.65	993,850	121,506	497,230
Interest Rates Non-U.S.	1,073,318	2.23	2,614,534	1,005,249	1,630,233
Livestock	46,640	0.10	53,240	-	25,973
Metals	677,446	1.41	947,689	263,170	592,615
Softs	460,104	0.96	509,202	122,015	289,598

Total	$7,872,969	16.39%

*	Annual average of daily Values at Risk.

As of December 31, 2023, the Partnership’s total capitalization was $53,044,907.

		December 31, 2023
			Twelve Months Ended December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$360,534	0.68%	$4,391,514	$330,382	$1,628,951
Energy	1,919,269	3.62	3,554,367	975,590	2,338,606
Grains	498,429	0.94	984,221	136,835	523,764
Indices	3,372,873	6.36	5,970,138	1,942,323	3,465,639
Interest Rates U.S.	318,052	0.60	1,090,293	232,186	641,457
Interest Rates Non-U.S.	1,453,716	2.74	3,669,229	1,208,241	2,302,372
Livestock	2,695	0.01	11,440	-	4,212
Metals	882,644	1.66	1,653,272	386,729	935,313
Softs	443,392	0.84	619,237	176,895	437,031

Total	$9,251,604	17.45%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership on December 31, 2024, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2024, the Partnership’s primary exposures were in the CBOE VIX Volatility Index (U.S.), Nikkei 225 (Japan), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), SPI 200 (Australia), DAX (Germany), S&P/TSX 60 (Canada), Hang Seng (Hong Kong), TOPIX (Japan), SGX FTSE Taiwan (Taiwan), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other factors contributing to supply and demand. Further energy market exposure is to prices in the carbon emission allowances markets, which are subject to movements driven by geopolitical events, climate related regulation, and other supply/demand related factors, as well as in European electricity prices, which are subject to changes caused by weather related factors, availability of substitute power sources, and government imposed regulations in Europe. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals. The Partnership’s primary metals exposure as of December 31, 2024, was to fluctuations in the prices of industrial metals (such as copper, lead, zinc, aluminum, iron, and nickel) and precious metals (such as gold, silver, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Grains. The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn accounted for the Partnership’s primary grain exposure as of December 31, 2024.

Softs. The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Coffee, cocoa, cotton, and sugar accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2024.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in U.S. cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2024.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL SYSTEMATIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID:42), for the years ended December 31, 2024, 2023 and 2022; Statements of Financial Condition at December 31, 2024 and 2023; Condensed Schedules of Investments at December 31, 2024 and 2023; Statements of Income and Expenses for the years ended December 31, 2024, 2023 and 2022; Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023 and 2022; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

To the Limited Partners of
Ceres Tactical Systematic L.P.
To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC General Partner,
Ceres Tactical Systematic L.P.

Ceres Managed Futures LLC
1585 Broadway
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
The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2024 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Ernst & Young LLP 200 Clarendon Street Boston, MA 02116	Tel: +1 617 266 2000 Fax: +1 617 266 5843 www.ey.com
Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Systematic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Boston, MA
March 20, 2025

Ceres Tactical Systematic L.P.
Statements of Financial Condition
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Assets:
Equity in trading account:
Unrestricted cash (Note 3c)	$39,535,231	$43,582,526
Restricted cash (Note 3c)	7,990,887	9,285,004
Foreign cash (cost $612,477 and $740,454 at December 31, 2024 and 2023, respectively)	602,110	745,796
Net unrealized appreciation on open futures contracts	405,742	370,473

Total equity in trading account	48,533,970	53,983,799

Interest receivable (Note 3c)	153,487	206,971

Total assets	$48,687,457	$54,190,770

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$3,602	$337,766
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	30,008	33,201
Management fees (Note 3b)	25,585	28,091
General Partner fees (Note 3a)	35,373	39,144
Professional fees	141,996	137,196
Redemptions payable to General Partner (Note 7)	49,999	50,000
Redemptions payable to Limited Partners (Note 7)	351,324	520,465

Total liabilities	637,887	1,145,863

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 463.0990 and 550.3190 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	512,612	577,940
Limited Partners, Class A, 53,003.6748 and 61,308.4508 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	44,464,107	49,165,031
Limited Partners, Class D, 2,826.3240 and 3,190.2310 Redeemable Units outstanding at December 31, 2024 and 2023, respectively	2,967,265	3,201,761
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at December 31, 2024 and 2023	105,586	100,175

Total partners’ capital (net asset value)	48,049,570	53,044,907

Total liabilities and partners’ capital	$48,687,457	$54,190,770

Net asset value per Redeemable Unit:
Class A	$838.89	$801.93

Class D	$1,049.87	$1,003.61

Class Z	$1,106.92	$1,050.19

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2024

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	235	$(348,440)	(0.73)%
Energy	293	450,227	0.94
Grains	250	3,452	0.01
Indices	276	(272,994)	(0.57)
Interest Rates U.S.	16	(70,188)	(0.15)
Interest Rates Non-U.S.	198	(261,928)	(0.55)
Livestock	7	17,660	0.04
Metals	46	(182,287)	(0.38)
Softs	38	261,942	0.55

Total futures contracts purchased		(402,556)	(0.84)

Futures Contracts Sold
Currencies	456	708,952	1.47
Energy	163	(428,067)	(0.89)
Grains	235	(40,865)	(0.09)
Indices	152	36,693	0.08
Interest Rates U.S.	98	27,559	0.06
Interest Rates Non-U.S.	439	341,024	0.71
Livestock	18	17,640	0.04
Metals	42	118,888	0.25
Softs	53	26,474	0.05

Total futures contracts sold		808,298	1.68

Net unrealized appreciation on open futures contracts		$405,742	0.84%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,716,043	$472,601	0.99%
Metals	132	332,927	0.69

Total unrealized appreciation on open forward contracts		805,528	1.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$19,806,662	(316,621)	(0.66)
Metals	119	(492,509)	(1.03)

Total unrealized depreciation on open forward contracts		(809,130)	(1.69)

Net unrealized depreciation on open forward contracts		$(3,602)	(0.01)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2024, 2023 and 2022

	2024	2023	2022
Investment Income:
Interest income	$2,319,012	$2,376,283	$922,272

Expenses:
Clearing fees related to direct investments (Note 3c)	215,518	259,750	257,932
Ongoing selling agent fees (Notes 3d and 3e)	401,326	446,734	514,934
General Partner fees (Note 3a)	472,673	526,383	607,560
Management fees (Note 3b)	344,898	389,861	539,370
Incentive fees (Note 3b)	-	-	2,432,924
Professional fees	307,240	314,389	237,008

Total expenses	1,741,655	1,937,117	4,589,728

Net investment income (loss)	577,357	439,166	(3,667,456)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,689,191	(4,941,109)	10,914,072
Net change in unrealized gains (losses) on open contracts	353,724	(2,374,767)	1,497,096

Total trading results	2,042,915	(7,315,876)	12,411,168

Net income (loss)	$2,620,272	$(6,876,710)	$8,743,712

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$36.96	$(100.02)	$109.22

Class D	$46.26	$(125.18)	$136.69

Class Z	$56.73	$(122.12)	$149.77

Weighted average Redeemable Units outstanding:
Class A	57,795.8933	64,612.7001	71,181.0507

Class D	3,013.0701	3,339.7795	3,502.3025

Class Z	624.6810	693.3160	838.4930

*  Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2024, 2023 and 2022

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2021	$59,765,213	75,391.9488	$3,616,215	3,645.0220	$862,193	843.1920	64,243,621	79,880.1628
Redemptions - General Partner	-	-	-	-	(125,000)	(106.6270)	(125,000)	(106.6270)
Redemptions - Limited Partners	(7,266,578)	(8,164.3340)	(156,748)	(155.6940)	(51,309)	(43.2490)	(7,474,635)	(8,363.2770)
Net income (loss)	8,137,547	-	479,267	-	126,898	-	8,743,712	-

Partners’ Capital, December 31, 2022	60,636,182	67,227.6148	3,938,734	3,489.3280	812,782	693.3160	65,387,698	71,410.2588
Redemptions - General Partner	-	-	-	-	(50,000)	(47.6100)	(50,000)	(47.6100)
Redemptions - Limited Partners	(5,090,648)	(5,919.1640)	(325,433)	(299.0970)	-	-	(5,416,081)	(6,218.2610)
Net income (loss)	(6,380,503)	-	(411,540)	-	(84,667)	-	(6,876,710)	-

Partners’ Capital, December 31, 2023	49,165,031	61,308.4508	3,201,761	3,190.2310	678,115	645.7060	53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(100,184)	(87.2200)	(100,184)	(87.2200)
Redemptions - Limited Partners	(7,119,902)	(8,304.7760)	(395,523)	(363.9070)	-	-	(7,515,425)	(8,668.6830)
Net income (loss)	2,418,978	-	161,027	-	40,267	-	2,620,272	-

Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848

	Class A	Class D	Class Z
2022:	$901.95	$1,128.79	$1,172.31

2023:	$801.93	$1,003.61	$1,050.19

2024:	$838.89	$1,049.87	$1,106.92

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

1.	Organization:
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

As of December 31, 2024, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective December 31, 2022, the General Partner terminated ISAM Systematic Management (“ISAM SM”) as an Advisor to the Partnership. Reference herein to “Advisors” may include, as relevant, ISAM SM. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors through individually managed accounts.
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
The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2024, 2023 and 2022, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

e.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $602,110 (cost of $612,477) and $745,796 (cost of $740,454) as of December 31, 2024 and 2023, respectively.

f.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are
“more-likely-than-not”
of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not
threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2021 through 2024
tax years remain subject to examination by U.S. federal and most state tax authorities.

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

i.
Segment Reporting
. During the year ended December 31, 2024, the Partnership adopted FASB Accounting Standards Update
No. 2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
, (ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the fund as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.

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
The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2024 and 2023, the amount of cash held by the Partnership for margin requirements was $7,990,887 and $9,285,004, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2024 and 2023 were 3,558 and 3,984, respectively. The monthly average number of metals forward contracts traded by the Partnership during the years ended December 31, 2024 and 2023 were 310 and 201, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the years ended December 31, 2024 and 2023 were $97,516,762 and $123,209,511, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors.
All clearing fees paid to MS&Co. for the Partnership’s trading are borne by the Partnership.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2024 and 2023, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,528,139	$(2,122,397)	$405,742	$-	$-	$405,742
Forwards	805,528	(805,528)	-	-	-	-

Total assets	$3,333,667	$(2,927,925)	$405,742	$-	$-	$405,742

Liabilities
Futures	$(2,122,397)	$2,122,397	$-	$-	$-	$-
Forwards	(809,130)	805,528	(3,602)	-	3,602	-

Total liabilities	$(2,931,527)	$2,927,925	$(3,602)	$-	$3,602	$-

Net fair value						$405,742	*

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2023	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,995,671	$(2,625,198)	$370,473	$-	$-	$370,473
Forwards	888,922	(888,922)	-	-	-	-

Total assets	$3,884,593	$(3,514,120)	$370,473	$-	$-	$370,473

Liabilities
Futures	$(2,625,198)	$2,625,198	$-	$-	$-	$-
Forwards	(1,226,688)	888,922	(337,766)	-	337,766	-

Total liabilities	$(3,851,886)	$3,514,120	$(337,766)	$-	$337,766	$-

Net fair value						$370,473	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of December 31, 2024 and 2023, respectively.

	December 31, 2024
Assets

Futures Contracts

Currencies	$715,325

Energy	458,666

Grains	222,676

Indices	170,499

Interest Rates U.S.	40,160

Interest Rates Non-U.S.	383,905

Livestock	35,300

Metals	123,798

Softs	377,810

Total unrealized appreciation on open futures contracts	2,528,139

Liabilities

Futures Contracts

Currencies	(354,813)

Energy	(436,506)

Grains	(260,089)

Indices	(406,800)

Interest Rates U.S.	(82,789)

Interest Rates Non-U.S.	(304,809)

Metals	(187,197)

Softs	(89,394)

Total unrealized depreciation on open futures contracts	(2,122,397)

Net unrealized appreciation on open futures contracts	$405,742	*

Assets

Forward Contracts

Currencies	$472,601

Metals	332,927

Total unrealized appreciation on open forward contracts	805,528

Liabilities

Forward Contracts

Currencies	(316,621)

Metals	(492,509)

Total unrealized depreciation on open forward contracts	(809,130)

Net unrealized depreciation on open forward contracts	$(3,602)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the years ended December 31, 2024, 2023 and 2022, respectively.

Sector	2024		2023		2022
Currencies	$768,562		$(763,584)		$1,868,856
Energy	(2,007,080)		(3,025,817)		4,221,030
Grains	872,902		(351,578)		193,707
Indices	558,669		124,217		225,406
Interest Rates U.S.	546,362		253,640		(2,062,820)
Interest Rates Non-U.S.	(59,503)		(3,144,974)		8,906,493
Livestock	113,379		10,170		(462,710)
Metals	230,212		(1,860,735)		906,913
Softs	1,019,412		1,442,785		(1,385,707)

Total	$2,042,915	***	$(7,315,876)	***	$12,411,168	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2024 and 2023, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,528,139	$2,528,139	$-	$-
Forwards	805,528	-	805,528	-

Total Assets	$3,333,667	$2,528,139	$805,528	$-

Liabilities
Futures	$2,122,397	$2,122,397	$-	$-
Forwards	809,130	-	809,130	-

Total Liabilities	$2,931,527	$2,122,397	$809,130	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,995,671	$2,995,671	$-	$-
Forwards	888,922	-	888,922	-

Total Assets	$3,884,593	$2,995,671	$888,922	$-

Liabilities
Futures	$2,625,198	$2,625,198	$-	$-
Forwards	1,226,688	-	1,226,688	-

Total Liabilities	$3,851,886	$2,625,198	$1,226,688	$-

6.	Subscriptions, Distributions and Redemptions:
Subscriptions are accepted monthly from investors who become limited partners on the f irs
t day of the month after their subscriptions are processed. Distributions are made on a pro-rata
basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

7.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024			2023			2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$27.79	$34.86	$36.22	$(106.24)	$(132.89)	$(138.95)	$157.24	$195.30	$201.95
Net investment income (loss)	9.17	11.40	20.51	6.22	7.71	16.83	(48.02)	(58.61)	(52.18)

Increase (decrease) for the year	36.96	46.26	56.73	(100.02)	(125.18)	(122.12)	109.22	136.69	149.77
Net asset value per Redeemable Unit, beginning of year	801.93	1,003.61	1,050.19	901.95	1,128.79	1,172.31	792.73	992.10	1,022.54

Net asset value per Redeemable Unit, end of year	$838.89	$1,049.87	$1,106.92	$801.93	$1,003.61	$1,050.19	$901.95	$1,128.79	$1,172.31

	2024			2023			2022
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	1.1%	1.1%	1.9%	0.7%	0.7%	1.5%	(5.4)%	(5.3)%	(4.8)%

Operating expenses	3.3%	3.3%	2.5%	3.2%	3.2%	2.5%	3.2%	3.2%	2.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.5%	3.5%	3.7%

Total expenses	3.3%	3.3%	2.5%	3.2%	3.2%	2.5%	6.7%	6.7%	6.2%

Total return:
Total return before incentive fees	4.6%	4.6%	5.4%	(11.1)%	(11.1)%	(10.4)%	17.8%	17.8%	18.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	(4.0)%	(4.0)%	(4.2)%

Total return after incentive fees	4.6%	4.6%	5.4%	(11.1)%	(11.1)%	(10.4)%	13.8%	13.8%	14.6%

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
Beginning in February 2022, the United States, the United Ki
ngd
om, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2024 and 2023 are summarized below:

	For the period from October 1, 2024 to December 31, 2024	For the period from July 1, 2024 to September 30, 2024	For the period from April 1, 2024 to June 30, 2024	For the period from January 1, 2024 to March 31, 2024
Total investment income	$492,046	$592,362	$632,409	$602,195
Total expenses	(385,533)	(149,591)	(496,392)	(710,139)
Total trading results	1,209,059	(6,056,958)	1,178,792	5,712,022

Net income (loss)	$1,315,572	$(5,614,187)	$1,314,809	$5,604,078

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$21.56	$(90.57)	$20.39	$85.58

Class D	$26.98	$(113.35)	$25.52	$107.11

Class Z	$30.47	$(117.02)	$29.01	$114.27

	For the period from October 1, 2023 to December 31, 2023	For the period from July 1, 2023 to September 30, 2023	For the period from April 1, 2023 to June 30, 2023	For the period from January 1, 2023 to March 31, 2023
Total investment income	$634,245	$619,065	$588,873	$534,100
Total expenses	(128,034)	(729,465)	(553,120)	(526,498)
Total trading results	(7,327,508)	2,417,602	2,012,484	(4,418,454)

Net income (loss)	$(6,821,297)	$2,307,202	$2,048,237	$(4,410,852)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$(101.44)	$33.97	$28.78	$(61.33)

Class D	$(126.96)	$42.52	$36.01	$(76.75)

Class Z	$(130.62)	$46.55	$39.60	$(77.65)

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2024 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2024, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2024 by the directors and officers of the General Partner.

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
Patrick T. Egan
, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc., (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day
operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.
Brooke Lambert
, age 41, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 2022. Ms. Lambert has been employed by Morgan Stanley Investment Management, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein,
age 43, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management, an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and an affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of Morgan Stanley Investment Management Inc. (“MSIM”), and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal
, age 56, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
Risk for Investment Management to manage existing and emergent non-financial
risks across the division. She has since been appointed a member of Morgan Stanley’s NFR Steering Committee and Enterprise Controls Committee. From August 2011 to August 2019, Ms. Segal was a partner and Head of Risk Management at SkyBridge Capital Management, a global alternative investments firm, where she was also a member of the Manager Selection, Portfolio Allocation and Real Estate Investment Committees. Prior to joining SkyBridge in August 2011, she was a Managing Director and Chief Risk Officer at Cerberus Capital Management, LLC from January 2009 through July 2011. Before joining Cerberus, Ms.

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
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. The General Partner is a wholly-owned subsidiary of Morgan Stanley Capital Management LLC (“MSCM”). MSCM is ultimately owned by Morgan Stanley. Morgan Stanley has adopted insider trading policies and procedures applicable to its investment affiliates, including the General Partner, that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. Morgan Stanley’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2025, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2024:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	463.0990	82.92%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490 Redeemable Units
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
Business,
” “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”
Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years ended December 31, 2024 and 2023 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2024	$89,925
2023	$94,300
(2)
Audit-Related Fees
. None.
(3) Tax Fees. The Partnership did not pay EY any amounts in 2024 and 2023 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2024 and 2023.

Condensed Schedules of Investments at December 31, 2024 and 2023.

Statements of Income and Expenses for the years ended December 31, 2024, 2023 and 2022.

Statements of Changes in Partners’ Capital for the years ended December 31, 2024, 2023 and 2022.

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

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.41	Management Agreement among the Partnership, the General Partner, and Millburn (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2020 and incorporated herein by reference).

10.42	Management Agreement among the Partnership, the General Partner, and Episteme (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).

10.43	Management Agreement among the Partnership, the General Partner, and DCM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

10.44	Management Agreement among the Partnership, the General Partner, and Drury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 9, 2023 and incorporated herein by reference).

19.1	Investment Management Insider Trading Policy (filed herewith).

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
Date: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2025	Date: March 20, 2025

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2025
Date: March 20, 2025

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to limited partners.