Form 10-Q
period 2025-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2025-05-09
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

 to

Commission File Number
000-50718

CERES TACTICAL SYSTEMATIC L.P.
(Exact name of registrant as specified in its charter)

New York	13-4224248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC 1585 Broadway New York, New York 10036
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
Yes

 No
X
As of April 30, 2025, 50,969.1218 Limited Partnership Class A Redeemable Units were outstanding, 2,639.4900 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$38,211,448	$39,535,231
Restricted cash	7,473,110	7,990,887
Foreign cash (cost $590,118 and $612,477 at March 31, 2025 and December 31, 2024, respectively)	591,100	602,110
Net unrealized appreciation on open futures contracts	13,800	405,742

Total equity in trading account	46,289,458	48,533,970

Interest receivable	142,710	153,487

Total assets	$46,432,168	$48,687,457

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$170,099	$3,602
Accrued expenses:
Ongoing selling agent fees	28,533	30,008
Management fees	23,969	25,585
General Partner fees	33,593	35,373
Professional fees	163,323	141,996
Redemptions payable to General Partner	-	49,999
Redemptions payable to Limited Partners	442,373	351,324

Total liabilities	861,890	637,887

Partners’ Capital:
General Partner, Class Z, 463.0990 Redeemable Units outstanding at March 31, 2025 and December 31, 2024	502,811	512,612
Limited Partners, Class A, 51,444.0528 and 53,003.6748 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	42,250,890	44,464,107
Limited Partners, Class D, 2,639.4900 and 2,826.3240 Redeemable Units outstanding at March 31, 2025 and December 31, 2024, respectively	2,713,010	2,967,265
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at March 31, 2025 and December 31, 2024	103,567	105,586

Total partners’ capital (net asset value)	45,570,278	48,049,570

Total liabilities and partners’ capital	$46,432,168	$48,687,457

Net asset value per Redeemable Unit:
Class A	$821.30	$838.89

Class D	$1,027.85	$1,049.87

Class Z	$1,085.75	$1,106.92

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
March 31, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	179	$(105,849)	(0.23)%
Energy	267	456,556	1.00
Grains	221	(164,319)	(0.36)
Indices	330	(385,398)	(0.85)
Interest Rates U.S.	32	6,617	0.01
Interest Rates Non-U.S.	247	(36,575)	(0.08)
Livestock	4	4,910	0.01
Metals	95	412,685	0.91
Softs	26	(128,825)	(0.28)

Total futures contracts purchased		59,802	0.13

Futures Contracts Sold
Currencies	104	42,253	0.09
Energy	110	(163,456)	(0.36)
Grains	362	178,940	0.39
Indices	112	55,287	0.12
Interest Rates U.S.	178	(46,687)	(0.10)
Interest Rates Non-U.S.	275	(31,349)	(0.07)
Livestock	19	29,230	0.07
Metals	15	(180,440)	(0.39)
Softs	118	70,220	0.15

Total futures contracts sold		(46,002)	(0.10)

Net unrealized appreciation on open futures contracts		$13,800	0.03%

Unrealized Appreciation on Open Forward Contracts
Currencies	$38,606,240	$406,446	0.89%
Metals	91	198,531	0.44

Total unrealized appreciation on open forward contracts		604,977	1.33

Unrealized Depreciation on Open Forward Contracts
Currencies	$46,939,123	(454,637)	(1.00)
Metals	133	(320,439)	(0.70)

Total unrealized depreciation on open forward contracts		(775,076)	(1.70)

Net unrealized depreciation on open forward contracts		$(170,099)	(0.37)%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2024

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	235	$(348,440)	(0.73)%
Energy	293	450,227	0.94
Grains	250	3,452	0.01
Indices	276	(272,994)	(0.57)
Interest Rates U.S.	16	(70,188)	(0.15)
Interest Rates Non-U.S.	198	(261,928)	(0.55)
Livestock	7	17,660	0.04
Metals	46	(182,287)	(0.38)
Softs	38	261,942	0.55

Total futures contracts purchased		(402,556)	(0.84)

Futures Contracts Sold
Currencies	456	708,952	1.47
Energy	163	(428,067)	(0.89)
Grains	235	(40,865)	(0.09)
Indices	152	36,693	0.08
Interest Rates U.S.	98	27,559	0.06
Interest Rates Non-U.S.	439	341,024	0.71
Livestock	18	17,640	0.04
Metals	42	118,888	0.25
Softs	53	26,474	0.05

Total futures contracts sold		808,298	1.68

Net unrealized appreciation on open futures contracts		$405,742	0.84%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,716,043	$472,601	0.99%
Metals	132	332,927	0.69

Total unrealized appreciation on open forward contracts		805,528	1.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$19,806,662	(316,621)	(0.66)
Metals	119	(492,509)	(1.03)

Total unrealized depreciation on open forward contracts		(809,130)	(1.69)

Net unrealized depreciation on open forward contracts		$(3,602)	(0.01)%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended March 31,

	2025	2024
Investment Income:
Interest income	$422,035	$602,195

Expenses:
Clearing fees related to direct investments	40,152	59,803
Ongoing selling agent fees	87,176	104,660
General Partner fees	102,633	123,276
Management fees	73,769	90,318
Incentive fees	-	253,221
Professional fees	73,375	78,861

Total expenses	377,105	710,139

Net investment income (loss)	44,930	(107,944)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(483,566)	3,812,478
Net change in unrealized gains (losses) on open contracts	(547,090)	1,899,544

Total trading results	(1,030,656)	5,712,022

Net income (loss)	$(985,726)	$5,604,078

Net income (loss) per Redeemable Unit*:
Class A	$(17.59)	$85.58

Class D	$(22.02)	$107.11

Class Z	$(21.17)	$114.27

Weighted average Redeemable Units outstanding:
Class A	52,464.0078	60,649.7785

Class D	2,701.7680	3,190.2310

Class Z	558.4860	645.7060

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - Limited Partners	(1,972,055)	(2,287.5490)	(221,845)	(199.7310)	-	-	(2,193,900)	(2,487.2800)
Net income (loss)	5,188,610	-	341,684	-	73,784	-	5,604,078	-

Partners’ Capital, March 31, 2024	$52,381,586	59,020.9018	$3,321,600	2,990.5000	$751,899	645.7060	$56,455,085	62,657.1078

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(1,294,618)	(1,559.6220)	(198,948)	(186.8340)	-	-	(1,493,566)	(1,746.4560)
Net income (loss)	(918,599)	-	(55,307)	-	(11,820)	-	(985,726)	-

Partners’ Capital, March 31, 2025	$42,250,890	51,444.0528	$2,713,010	2,639.4900	$606,378	558.4860	$45,570,278	54,642.0288

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
During the reporting periods ended March 31, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2025, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2025 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2024. The December 31, 2024 information has been derived from the audited financial statements as of and for the year ended December 31, 2024.
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
Profit Allocation.
Except for class specific expenses, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions, redemptions and losses, if any.
Statement of Cash Flows.
The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2025 and 2024, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2025 and December 31, 2024, the amount of cash held for margin requirements was $7,473,110 and $7,990,887, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $591,100 (cost of $590,118) and $602,110 (cost of $612,477) as of March 31, 2025 and December 31, 2024, respectively.

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
Investment Company Status.
The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial
Services—Investment Companies (Topic 946)
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
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
, (ASU
2023-07),
which requires incremental disclosures related to a public entity’s reportable segments. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying statements of income and expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(18.36)	$(22.99)	$(24.25)	$87.25	$109.24	$114.38
Net investment income (loss)	0.77	0.97	3.08	(1.67)	(2.13)	(0.11)

Increase (decrease) for the period	(17.59)	(22.02)	(21.17)	85.58	107.11	114.27
Net asset value per Redeemable Unit, beginning of period	838.89	1,049.87	1,106.92	801.93	1,003.61	1,050.19

Net asset value per Redeemable Unit, end of period	$821.30	$1,027.85	$1,085.75	$887.51	$1,110.72	$1,164.46

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.4%	0.4%	1.1%	0.6%	0.6%	1.3%

Operating expenses	3.3%	3.3%	2.5%	3.4%	3.4%	2.6%
Incentive fees	-%	-%	-%	0.5%	0.5%	0.5%

Total expenses	3.3%	3.3%	2.5%	3.9%	3.9%	3.1%

Total return:
Total return before incentive fees	(2.1)%	(2.1)%	(1.9)%	11.2%	11.2%	11.4%
Incentive fees	-%	-%	-%	(0.5)%	(0.5)%	(0.5)%

Total return after incentive fees	(2.1)%	(2.1)%	(1.9)%	10.7%	10.7%	10.9%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2025 and 2024 were 2,780 and 4,309, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2025 and 2024 were 194 and 300, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the three months ended March 31, 2025 and 2024 were $70,707,347 and $85,007,642, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,821,938	$(1,808,138)	$13,800	$-	$-	$13,800
Forwards	604,977	(604,977)	-	-	-	-

Total assets	$2,426,915	$(2,413,115)	$13,800	$-	$-	$13,800

Liabilities
Futures	$(1,808,138)	$1,808,138	$-	$-	$-	$-
Forwards	(775,076)	604,977	(170,099)	-	170,099	-

Total liabilities	$(2,583,214)	$2,413,115	$(170,099)	$-	$170,099	$-

Net fair value						$13,800	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,528,139	$(2,122,397)	$405,742	$-	$-	$405,742
Forwards	805,528	(805,528)	-	-	-	-

Total assets	$3,333,667	$(2,927,925)	$405,742	$-	$-	$405,742

Liabilities
Futures	$(2,122,397)	$2,122,397	$-	$-	$-	$-
Forwards	(809,130)	805,528	(3,602)	-	3,602	-

Total liabilities	$(2,931,527)	$2,927,925	$(3,602)	$-	$3,602	$-

Net fair value						$405,742	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
Assets
Futures Contracts
Currencies	$51,673
Energy	594,405
Grains	267,425
Indices	239,308
Interest Rates U.S.	21,945
Interest Rates Non-U.S.	88,824
Livestock	34,140
Metals	414,076
Softs	110,142

Total unrealized appreciation on open futures contracts	1,821,938

Liabilities
Futures Contracts
Currencies	(115,269)
Energy	(301,305)
Grains	(252,804)
Indices	(569,419)
Interest Rates U.S.	(62,015)
Interest Rates Non-U.S.	(156,748)
Metals	(181,831)
Softs	(168,747)

Total unrealized depreciation on open futures contracts	(1,808,138)

Net unrealized appreciation on open futures contracts	$13,800	*

Assets
Forward Contracts
Currencies	$406,446
Metals	198,531

Total unrealized appreciation on open forward contracts	604,977

Liabilities
Forward Contracts
Currencies	(454,637)
Metals	(320,439)

Total unrealized depreciation on open forward contracts	(775,076)

Net unrealized depreciation on open forward contracts	$(170,099)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,
Sector	2025		2024
Currencies	$(608,410)		$715,336
Energy	(500,237)		2,023,559
Grains	(78,042)		545,769
Indices	(434,420)		1,470,096
Interest Rates U.S.	(109,658)		263,855
Interest Rates Non-U.S.	172,376		125,463
Livestock	77,990		1,590
Metals	782,345		(241,096)
Softs	(332,600)		807,450

Total	$(1,030,656)	***	$5,712,022	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024, the Partnership did not
hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

March 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,821,938	$1,821,938	$-	$-
Forwards	604,977	-	604,977	-

Total Assets	$2,426,915	$1,821,938	$604,977	$-

Liabilities
Futures	$1,808,138	$1,808,138	$-	$-
Forwards	775,076	-	775,076	-

Total Liabilities	$2,583,214	$1,808,138	$775,076	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,528,139	$2,528,139	$-	$-
Forwards	805,528	-	805,528	-

Total Assets	$3,333,667	$2,528,139	$805,528	$-

Liabilities
Futures	$2,122,397	$2,122,397	$-	$-
Forwards	809,130	-	809,130	-

Total Liabilities	$2,931,527	$2,122,397	$809,130	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 5.3% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2025.

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

For the three months ended March 31, 2025, the Partnership’s capital decreased 5.2% from $48,049,570 to $45,570,278. This decrease was attributable to redemptions of 1,559.6220 Class A limited partner Redeemable Units totaling $1,294,618, redemptions of 186.8340 Class D limited partner Redeemable Units totaling $198,948 and a net loss of $985,726. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2025, the Partnership’s net asset value per Class A Redeemable Unit decreased 2.1% from $838.89 to $821.30 as compared to an increase of 10.7% in the same period of 2024. During the Partnership’s first quarter of 2025, the Partnership’s net asset value per Class D Redeemable Unit decreased 2.1% from $1,049.87 to $1,027.85 as compared to an increase of 10.7% in the same period of 2024. During the Partnership’s first quarter of 2025, the Partnership’s net asset value per Class Z Redeemable Unit decreased 1.9% from $1,106.92 to $1,085.75 as compared to an increase of 10.9% in the same period of 2024. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $1,030,656. Losses were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by gains in non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2024 of $5,712,022. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by losses in metals.

During the first quarter, the Partnership’s most notable losses were incurred within the currency sector during February from short positions in the Japanese yen versus the U.S. dollar as the value of yen advanced as the Bank of Japan instituted policies to shore up the yen’s value. In the energies, losses were recorded during February from long positions in crude oil futures as prices declined amid concerns a slowdown in the global economy would limit energy consumption. Further losses were experienced during February and March within the global stock index markets from long positions in U.S. equity index futures as stock prices dropped as tariff-related concerns ushered in a “risk-off” move among investors. Meanwhile, in the agriculturals, losses were also incurred during February from positions in corn, soybean oil, coffee and cocoa futures. A portion of the Partnership’s overall trading losses for the quarter was offset by gains achieved within the metals sector during January and March from long positions in gold futures as a weakening U.S. dollar and investor demand for precious metals boosted prices. Additional gains were experienced within the global fixed income sector during March from short positions in European fixed income futures as bond prices in the Eurozone fell as the European Central Bank remained committed to raising interest rates in 2025.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three months ended March 31, 2025 decreased by $180,160 as compared to the corresponding period in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2025 as compared to the corresponding period in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2025 decreased by $19,651 as compared to the corresponding period in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2025 decreased by $17,484 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2025 decreased by $20,643 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2025 decreased by $16,549 as compared to the corresponding period in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2025 as compared to the corresponding period in 2024.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2025 and 2024 resulted in incentive fees of $0 and $253,221, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2025 and December 31, 2024, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2025	March 31, 2025 (percentage of Partners' Capital)	December 31, 2024	December 31, 2024 (percentage of Partners' Capital)
DCM	$11,061,305	24%	$12,161,806	25%
Drury	$7,281,468	16%	$8,569,899	18%
Episteme	$11,916,073	26%	$12,591,023	26%
Millburn	$12,399,589	27%	$12,433,018	26%
Unallocated	$2,911,843	7%	$2,293,824	5%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of March 31, 2025, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of March 31, 2025 and December 31, 2024. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of March 31, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended March 31, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2025, the Partnership’s total capitalization was $45,570,278.

		March 31, 2025

			Three Months Ended March 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$648,823	1.42%	$1,095,161	$439,917	$698,058
Energy	1,548,449	3.40	2,273,526	1,207,857	1,684,526
Grains	580,019	1.27	612,895	387,261	520,727
Indices	2,383,157	5.23	3,138,325	1,434,481	2,285,776
Interest Rates U.S.	480,487	1.05	568,337	82,668	284,143
Interest Rates Non-U.S.	589,017	1.29	1,364,438	536,262	1,012,354
Livestock	41,690	0.09	59,400	33,770	47,315
Metals	665,493	1.46	854,477	595,761	703,396
Softs	459,706	1.01	502,511	413,868	458,226

Total	$7,396,841	16.22%

*  Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
for the fiscal year ended December 31, 2024 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2025, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	598.0040	$850.85	186.8340	$1,064.84	N/A	N/A
February 1, 2025 - February 28, 2025	422.9930	$811.91	N/A	N/A	N/A	N/A
March 1, 2025 - March 31, 2025	538.6250	$821.30	N/A	N/A	N/A	N/A
	1,559.6220	$830.08	186.8340	$1,064.84

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 9, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:     May 9, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.