Form 10-Q
period 2025-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2025-08-08
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

 No
X
As of July 31, 2025, 49,827.5768 Limited Partnership Class A Redeemable Units were outstanding, 2,639.4900 Limited Partnership Class D Redeemable Units were outstanding, and 95.3870 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$38,557,544	$39,535,231
Restricted cash	6,668,190	7,990,887
Foreign cash (cost $423,550 and $612,477 at June 30, 2025 and December 31, 2024, respectively)	434,172	602,110
Net unrealized appreciation on open futures contracts	321,318	405,742

Total equity in trading account	45,981,224	48,533,970

Interest receivable	135,497	153,487

Total assets	$46,116,721	$48,687,457

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$249,040	$3,602
Accrued expenses:
Ongoing selling agent fees	28,281	30,008
Management fees	23,550	25,585
General Partner fees	33,310	35,373
Professional fees	156,551	141,996
Redemptions payable to General Partner	-	49,999
Redemptions payable to Limited Partners	253,920	351,324

Total liabilities	744,652	637,887

Partners’ Capital:
General Partner, Class Z, 463.0990 Redeemable Units outstanding at June 30, 2025 and December 31, 2024	510,636	512,612
Limited Partners, Class A, 50,457.3548 and 53,003.6748 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	42,006,210	44,464,107
Limited Partners, Class D, 2,639.4900 and 2,826.3240 Redeemable Units outstanding at June 30, 2025 and December 31, 2024, respectively	2,750,045	2,967,265
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at June 30, 2025 and December 31, 2024	105,178	105,586

Total partners’ capital (net asset value)	45,372,069	48,049,570

Total liabilities and partners’ capital	$46,116,721	$48,687,457

Net asset value per Redeemable Unit:
Class A	$832.51	$838.89

Class D	$1,041.89	$1,049.87

Class Z	$1,102.65	$1,106.92

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	175	$123,301	0.27%
Energy	190	(230,795)	(0.51)
Grains	176	(9,732)	(0.02)
Indices	176	135,160	0.30
Interest Rates U.S.	18	17,036	0.04
Interest Rates Non-U.S.	649	20,762	0.05
Livestock	41	88,123	0.19
Metals	50	50,353	0.11
Softs	28	(135,694)	(0.30)

Total futures contracts purchased		58,514	0.13

Futures Contracts Sold
Currencies	145	(170,066)	(0.38)
Energy	86	150,110	0.33
Grains	539	379,912	0.83
Indices	39	(29,370)	(0.06)
Interest Rates U.S.	192	(305,195)	(0.67)
Interest Rates Non-U.S.	219	(29,163)	(0.06)
Livestock	22	(13,468)	(0.03)
Metals	4	(27,185)	(0.06)
Softs	123	307,229	0.68

Total futures contracts sold		262,804	0.58

Net unrealized appreciation on open futures contracts		$321,318	0.71%

Unrealized Appreciation on Open Forward Contracts
Currencies	$33,302,649	$354,816	0.78%
Metals	102	261,004	0.58

Total unrealized appreciation on open forward contracts		615,820	1.36

Unrealized Depreciation on Open Forward Contracts
Currencies	$31,338,465	(373,717)	(0.83)
Metals	182	(491,143)	(1.08)

Total unrealized depreciation on open forward contracts		(864,860)	(1.91)

Net unrealized depreciation on open forward contracts		$(249,040)	(0.55)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$415,007	$632,409	$837,042	$1,234,604

Expenses:
Clearing fees related to direct investments	39,826	65,314	79,978	125,117
Ongoing selling agent fees	84,216	108,296	171,392	212,956
General Partner fees	99,182	127,624	201,815	250,900
Management fees	69,717	93,605	143,486	183,923
Incentive fees	-	21,342	-	274,563
Professional fees	72,532	80,211	145,907	159,072

Total expenses	365,473	496,392	742,578	1,206,531

Net investment income (loss)	49,534	136,017	94,464	28,073

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	325,483	2,112,791	(158,083)	5,925,269
Net change in unrealized gains (losses) on open contracts	238,217	(933,999)	(308,873)	965,545

Total trading results	563,700	1,178,792	(466,956)	6,890,814

Net income (loss)	$613,234	$1,314,809	$(372,492)	$6,918,887

Net income (loss) per Redeemable Unit*:
Class A	$11.21	$20.39	$(6.38)	$105.97

Class D	$14.04	$25.52	$(7.98)	$132.63

Class Z	$16.90	$29.01	$(4.27)	$143.28

Weighted average Redeemable Units outstanding:
Class A	51,058.5115	58,576.3045	51,761.2596	59,613.0415

Class D	2,639.4900	2,990.5000	2,670.6290	3,090.3655

Class Z	558.4860	645.7060	558.4860	645.7060

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(3,176,944)	(3,596.6810)	(221,845)	(199.7310)	-	-	(3,398,789)	(3,796.4120)
Net income (loss)	6,408,375	-	417,996	-	92,516	-	6,918,887	-

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258

Partners’ Capital, March 31, 2024	$52,381,586	59,020.9018	$3,321,600	2,990.5000	$751,899	645.7060	$56,455,085	62,657.1078
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(1,204,889)	(1,309.1320)	-	-	-	-	(1,204,889)	(1,309.1320)
Net income (loss)	1,219,765	-	76,312	-	18,732	-	1,314,809	-

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(2,106,061)	(2,546.3200)	(198,948)	(186.8340)	-	-	(2,305,009)	(2,733.1540)
Net income (loss)	(351,836)	-	(18,272)	-	(2,384)	-	(372,492)	-

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308

Partners’ Capital, March 31, 2025	$42,250,890	51,444.0528	$2,713,010	2,639.4900	$606,378	558.4860	$45,570,278	54,642.0288
Redemptions - Limited Partners	(811,443)	(986.6980)	-	-	-	-	(811,443)	(986.6980)
Net income (loss)	566,763	-	37,035	-	9,436	-	613,234	-

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308

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
During the reporting periods ended June 30, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
As of January 1, 2018, the Partnership began offering three classes of limited partnership interests, Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units. All Redeemable Units issued prior to January 1, 2018 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in Class A Redeemable Units were not changed. Class A Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and
non-U.S.
investors. Class D Redeemable Units and Class Z Redeemable Units were first issued on January 1, 2018. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions, and
non-U.S.
investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). In the future, Class Z Redeemable Units may also be offered to certain limited partners who receive advisory services from Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that they are subject to different monthly ongoing selling agent fees. Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of
0.75
% (a
0.75
% annual rate) of the net assets of Class A Redeemable Units as of the end of each month. Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of
0.75
% (a
0.75
% annual rate) of the net assets of Class D Redeemable Units as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2025, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to
0.75
% per year of adjusted
month-end
net assets for Class A and Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units.
The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class A were $
79,098
and $
160,992
, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2024 for Class A were $
101,792
and $
199,986
, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class D were $
5,118
and $
10,400
, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2024 for Class D were $
6,504
and $
12,970
, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
0.75
% (a
0.75
% annual rate) of the adjusted
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
2.  Basis of Presentation and Summary of Significant Accounting Policies:
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2025 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2025 and 2024, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
first-out
method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.
The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $
6,668,190
and $
7,990,887
, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $
434,172
(cost of $
423,550)
and $
602,110
(cost of $
612,477)
as of June 30, 2025 and December 31, 2024, respectively.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.  Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2025 and 2024 were as follows:

	$		$		$		$		$		$		$		$		$		$		$		$
	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024						Six Months Ended June 30, 2025						Six Months Ended June 30, 2024
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)		$10.33		$12.94		$13.69		$18.26		$22.82		$23.89		$(8.03)		$(10.05)		$(10.56)		$105.57		$132.22		$138.28
Net investment income (loss)		0.88		1.10		3.21		2.13		2.70		5.12		1.65		2.07		6.29		0.40		0.41		5.00

Increase (decrease) for the period		11.21		14.04		16.90		20.39		25.52		29.01		(6.38)		(7.98)		(4.27)		105.97		132.63		143.28
Net asset value per Redeemable Unit, beginning of period		821.30		1,027.85		1,085.75		887.51		1,110.72		1,164.46		838.89		1,049.87		1,106.92		801.93		1,003.61		1,050.19

Net asset value per Redeemable Unit, end of period		$832.51		$1,041.89		$1,102.65		$907.90		$1,136.24		$1,193.47		$832.51		$1,041.89		$1,102.65		$907.90		$1,136.24		$1,193.47

	$		$		$		$			$			$			$			$			$			$			$			$
	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024									Six Months Ended June 30, 2025									Six Months Ended June 30, 2024
	Class A		Class D		Class Z		Class A			Class D			Class Z			Class A			Class D			Class Z			Class A			Class D			Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***		0.4%		0.4%		1.2%		1.1%			1.1%			1.9%			0.4%			0.4%			1.2%			0.6%			0.6%			1.3%

Operating expenses		3.3%		3.2%		2.5%		3.3%			3.3%			2.6%			3.3%			3.3%			2.5%			3.4%			3.4%			2.6%
Incentive fees		-%		-%		-%		0.0	%****		0.0	%****		0.0	%****		-%			-%			-%			0.5%			0.5%			0.5%

Total expenses		3.3%		3.2%		2.5%		3.3%			3.3%			2.6%			3.3%			3.3%			2.5%			3.9%			3.9%			3.1%

Total return:
Total return before incentive fees		1.4%		1.4%		1.6%		2.3%			2.3%			2.5%			(0.8	) %		(0.8	) %		(0.4	) %		13.7%			13.8%			14.2%
Incentive fees		-%		-%		-%		(0.0	) %****		(0.0	) %****		(0.0	) %****		-%			-%			-%			(0.5	) %		(0.6	) %		(0.6	) %

Total return after incentive fees		1.4%		1.4%		1.6%		2.3%			2.3%			2.5%			(0.8	) %		(0.8	) %		(0.4	) %		13.2%			13.2%			13.6%

*
Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

****	Due to rounding.
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership.
4.
Trading
Activities
:
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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were 2,652 and 4,209, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were 2,716 and 4,259, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were 299 and 331, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were 246 and 315, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2025 and 2024 were $
68,617,298
and $
105,471,309
, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2025 and 2024 were $69,662,323 and $95,239,476, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024, respectively.

June 30, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,043,080	$(1,721,762)	$321,318	$-	$-	$321,318
Forwards	615,820	(615,820)	-	-	-	-

Total assets	$2,658,900	$(2,337,582)	$321,318	$-	$-	$321,318

Liabilities
Futures	$(1,721,762)	$1,721,762	$-	$-	$-	$-
Forwards	(864,860)	615,820	(249,040)	-	249,040	-

Total liabilities	$(2,586,622)	$2,337,582	$(249,040)	$-	$249,040	$-

Net fair value						$321,318	*

December 31, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,528,139	$(2,122,397)	$405,742	$-	$-	$405,742
Forwards	805,528	(805,528)	-	-	-	-

Total assets	$3,333,667	$(2,927,925)	$405,742	$-	$-	$405,742

Liabilities
Futures	$(2,122,397)	$2,122,397	$-	$-	$-	$-
Forwards	(809,130)	805,528	(3,602)	-	3,602	-

Total liabilities	$(2,931,527)	$2,927,925	$(3,602)	$-	$3,602	$-

Net fair value						$405,742	*

*
In the
even
t of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded
contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held
by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025
Assets
Futures Contracts
Currencies	$130,780
Energy	516,912
Grains	471,486
Indices	212,198
Interest Rates U.S.	17,052
Interest Rates Non-U.S.	160,695
Livestock	105,743
Metals	109,043
Softs	319,171

Total unrealized appreciation on open futures contracts	2,043,080

Liabilities
Futures Contracts
Currencies	(177,545)
Energy	(597,597)
Grains	(101,306)
Indices	(106,408)
Interest Rates U.S.	(305,211)
Interest Rates Non-U.S.	(169,096)
Livestock	(31,088)
Metals	(85,875)
Softs	(147,636)

Total unrealized depreciation on open futures contracts	(1,721,762)

Net unrealized appreciation on open futures contracts	$321,318	*

Assets
Forward Contracts
Currencies	$354,816
Metals	261,004

Total unrealized appreciation on open forward contracts	615,820

Liabilities
Forward Contracts
Currencies	(373,717)
Metals	(491,143)

Total unrealized depreciation on open forward contracts	(864,860)

Net unrealized depreciation on open forward contracts	$(249,040)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2025		2024		2025		2024
Currencies	$(175,565)		$864,632		$(783,975)		$1,579,968
Energy	(715,822)		(1,397,796)		(1,216,059)		625,763
Grains	633,766		611,845		555,724		1,157,614
Indices	633,511		(388,470)		199,091		1,081,626
Interest Rates U.S.	(352,742)		547,075		(462,400)		810,930
Interest Rates Non-U.S.	129,650		336,119		302,026		461,582
Livestock	130,688		28,589		208,678		30,179
Metals	23,965		500,915		806,310		259,819
Softs	256,249		75,883		(76,351)		883,333

Total	$563,700	***	$1,178,792	***	$(466,956)	***	$6,890,814	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
As of June 30, 2025 and December 31, 2024 and for the periods ended June 30, 2025 and 2024, the Partnership did no
t hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,043,080	$2,043,080	$-	$-
Forwards	615,820	-	615,820	-

Total Assets	$2,658,900	$2,043,080	$615,820	$-

Liabilities
Futures	$1,721,762	$1,721,762	$-	$-
Forwards	864,860	-	864,860	-

Total Liabilities	$2,586,622	$1,721,762	$864,860	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,528,139	$2,528,139	$-	$-
Forwards	805,528	-	805,528	-

Total Assets	$3,333,667	$2,528,139	$805,528	$-

Liabilities
Futures	$2,122,397	$2,122,397	$-	$-
Forwards	809,130	-	809,130	-

Total Liabilities	$2,931,527	$2,122,397	$809,130	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the cou nterparty to an OTC contract. The General Partner estimates that at any given time approximately
0.0
% to
6.5
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
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership are cash-settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s Statements of Income and Expenses.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. As of the end of each reporting period, the Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s counterparty is an exchange or clearing organization.
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
The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.
The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
In the ordinary course of business, the Partnership enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

Beginning in February 2022, the United States, the United Kingdom, the European Union, and a number of other nations imposed sanctions against Russia in response to Russia’s invasion of Ukraine, and these and other governments around the world may impose additional sanctions in the future as the conflict develops. In addition, the armed conflict between Israel and Hamas and subsequent sanctions have created volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved and have a negative impact on business activity globally, and therefore could affect the performance of the Par tn
ership’s investments. Furthermore, uncertainties regarding these conflicts and the varying involvement of the United States and other countries preclude prediction as to the ultimate impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in Russia, Belarus, Ukraine or Israel, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2025.

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

For the six months ended June 30, 2025, the Partnership’s capital decreased 5.6% from $48,049,570 to $45,372,069. This decrease was attributable to redemptions of 2,546.3200 Class A limited partner Redeemable Units totaling $2,106,061, redemptions of 186.8340 Class D limited partner Redeemable Units totaling $198,948 and a net loss of $372,492. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2025, the Partnership’s net asset value per Class A Redeemable Unit increased 1.4% from $821.30 to $832.51 as compared to an increase of 2.3% in the same period of 2024. During the Partnership’s second quarter of 2025, the Partnership’s net asset value per Class D Redeemable Unit increased 1.4% from $1,027.85 to $1,041.89 as compared to an increase of 2.3% in the same period of 2024. During the Partnership’s second quarter of 2025, the Partnership’s net asset value per Class Z Redeemable Unit increased 1.6% from $1,085.75 to $1,102.65 as compared to an increase of 2.5% in the same period of 2024. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2025 of $563,700. Gains were primarily attributable to the Partnership’s trading in grains, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, energy and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2024 of $1,178,792. Gains were primarily attributable to the Partnership’s trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy and indices.

During the second quarter, the Partnership’s most meaningful gains were achieved within the agricultural markets during June from long positions in soybean oil futures as prices rallied on increased demand for biofuel production. Additional gains in the agricultural sector were recorded from short positions in coffee futures during May and June. Within the global stock index sector, gains were experienced during April from long positions in U.S. Volatility Index (“VIX”) futures as prices spiked amid widespread equity sector turmoil due to the fallout of the U.S. tariff announcements. Gains in the equity index markets were also achieved during June from long positions in U.S. and Asian stock index futures. A portion of the Partnership’s trading gains for the second quarter was offset by losses incurred in the energy markets primarily during April from long positions in crude oil and gasoline futures as prices fell amid OPEC+ production increases and concerns a global trade war would have a negative effect on energy demand. Further losses were experienced throughout the quarter from long positions in U.S. short-term interest rate futures as yields rose among uncertainty over future interest rate policies. In currencies, losses were incurred during April from short positions in the Swiss franc and euro versus the U.S. dollar as the relative value of the dollar reversed lower in the first half of the month amid concerns a tariff war would damage the U.S. economy.

During the Partnership’s six months ended June 30, 2025, the Partnership’s net asset value per Class A Redeemable Unit decreased 0.8% from $838.89 to $832.51 as compared to an increase of 13.2% in the same period of 2024. During the Partnership’s six months ended June 30, 2025, the Partnership’s net asset value per Class D Redeemable Unit decreased 0.8% from $1,049.87 to $1,041.89 as compared to an increase of 13.2% in the same period of 2024. During the Partnership’s six months ended June 30, 2025, the Partnership’s net asset value per Class Z Redeemable Unit decreased 0.4% from $1,106.92 to $1,102.65 as compared to an increase of 13.6% in the same period of 2024. The Partnership experienced a net trading loss before fees and expenses in the six months of 2025 of $466,956. Losses were primarily attributable to the Partnership’s trading in currencies, energy, U.S. interest rates and softs and were partially offset by gains in grains, indices, non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the six months of 2024 of $6,890,814. Gains were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs.

During the first six months of the year, the Partnership’s most notable losses were incurred within the energy markets primarily during February and April from long positions in crude oil and gasoline futures as prices fell amid concerns a global trade war would have a negative effect on energy demand and amid OPEC+ production increases. Within the currency sector, losses were recorded during February from short positions in the Japanese yen versus the U.S. dollar as the value of yen advanced as the Bank of Japan instituted policies to shore up the yen’s value. Additional currency losses were experienced during March and April from short positions in the Swiss franc and euro against the U.S dollar. Losses within the global interest rate sector were incurred throughout much of the first six months of the year from positions in U.S. fixed income futures as uncertainty over the Fed’s course of action on interest rate policies created a choppy price environment in the debt markets. A majority of the Partnership’s overall trading losses for the first six months of the year was offset by gains achieved within the metals sector during January and March from long positions in gold futures as a weakening U.S. dollar and investor demand for precious metals boosted prices. Within the agricultural markets, gains were recorded June from long positions in soybean oil futures as prices rallied on increased demand for biofuel production. Additional gains in the agricultural sector were recorded from short positions in coffee futures during May and June. Gains were also achieved within the global stock index sector during April from long positions in U.S. Volatility Index (“VIX”) futures as prices spiked amid widespread equity sector turmoil in the fallout of the U.S. tariff announcements. Gains in the equity index markets were also achieved during January and June from long positions in U.S., Asian, and European stock index futures.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and six months ended June 30, 2025 decreased by $217,402 and $397,562, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2025 decreased by $25,488 and $45,139, respectively, as compared to the corresponding periods in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2025 decreased by $24,080 and $41,564, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2025 decreased by $28,442 and $49,085, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2025 decreased by $23,888 and $40,437, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2025 did not result in any incentive fees. Trading performance for the three and six months ended June 30, 2024 resulted in incentive fees of $21,342 and $274,563, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2025 and March 31, 2025, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)	March 31, 2025	March 31, 2025 (percentage of Partners’ Capital)
DCM	$11,475,971	25%	$11,061,305	24%
Drury	$5,048,115	11%	$7,281,468	16%
Episteme	$12,394,035	27%	$11,916,073	26%
Millburn	$12,013,865	27%	$12,399,589	27%
Unallocated	$4,440,083	10%	$2,911,843	7%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of June 30, 2025, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of June 30, 2025 and December 31, 2024. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of June 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended June 30, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2025, the Partnership’s total capitalization was $45,372,069.

		June 30, 2025

			Three Months Ended June 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$576,152	1.27%	$714,837	$316,194	$472,301
Energy	1,402,625	3.09	1,698,130	991,172	1,387,269
Grains	759,352	1.67	759,352	357,050	566,089
Indices	1,386,736	3.06	2,289,886	1,161,983	1,528,761
Interest Rates U.S.	286,912	0.63	493,679	146,130	298,875
Interest Rates Non-U.S.	983,394	2.17	1,071,870	597,650	841,517
Livestock	124,823	0.28	144,678	26,510	82,559
Metals	523,896	1.15	708,998	523,896	601,799
Softs	440,373	0.97	517,790	300,376	418,696

Total	$6,484,263	14.29%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Morgan Stanley & Co. LLC or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS & Co.”).

MS & Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS & Co. As a consolidated subsidiary of Morgan Stanley, MS & Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021 and 2020. In addition, MS & Co. annually prepares an Audited Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS & Co.’s 2024 Audited Financial Statement.

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

Each of Morgan Stanley and MS & Co. is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding MS & Co.’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by MS & Co., wealth and investment management services, and accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.

MS & Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS & Co. is registered as a futures commission merchant and is a member of the NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS & Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

Regulatory and Governmental Matters

On January 12, 2024, the U.S. Attorney’s Office for the Southern District of New York (“USAO”) and the SEC announced they had reached settlement agreements with MS & Co. in connection with their investigations into MS & Co.’s blocks business. Specifically, MS & Co. entered into a three-year non-prosecution agreement (“NPA”) with the USAO that included the payment of forfeiture, restitution, and a criminal fine for making false statements in connection with the sale of certain block trades from 2018 through August 2021. The NPA required MS & Co. to admit responsibility for certain acts of its employees and to continue to cooperate with and provide certain information to the USAO for the term of the agreement. Additionally, the SEC charged MS & Co. with violations of Section 10(b) of the Exchange Act and Rule 10b-5(b) thereunder for the disclosure of confidential information about block trades and also violations of Section 15(g) of the Exchange Act for the failure to enforce its policies concerning the misuse of material non-public information related to block trades. As part of the SEC agreement, MS & Co. paid disgorgement and a civil penalty. After the agreed-upon credits were applied, MS & Co. paid a total amount of approximately $249 million under both settlements.

On September 30, 2020, the SEC entered into a settlement order with MS & Co. settling an administrative action which relates to MS & Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS & Co.’s equity swaps business. The order found that MS & Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS & Co. willfully violated Section 200(g) of Regulation SHO. MS & Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Morgan Stanley has reached agreements in principle with two regulatory agencies—the SEC for $125 million and the CFTC for $75 million— to resolve record-keeping related investigations by those agencies relating to business communications on messaging platforms that had not been approved by MS & Co. MS & Co. was one of the entities involved in these investigations, and has recognized a provision of $63 million in anticipation of concluding the settlement with the SEC. On September 27, 2022, Morgan Stanley’s settlements with the SEC and the CFTC became effective.

Civil Litigation

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS & Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS & Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS & Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS & Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS & Co. or sold to plaintiff by MS & Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department (“First Department”) affirmed the trial court’s decision denying in part MS & Co.’s motion to dismiss the complaint. On July 15, 2022 MS & Co. filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part MS&Co.’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the MS&Co.’s favor. The plaintiff has appealed.

Beginning in February of 2016, MS & Co. was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that MS & Co., together with a number of other financial institution defendants violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 11, 2024, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of NY a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including MS & Co., of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including MS & Co., had prime brokerage relationships and served as counterparties to certain derivative transactions with Archegos Capital Management LP, (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including MS & Co., had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to MS & Co. and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including MS & Co., filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to MS&Co. and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and MS&Co.’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement.

MS&Co. is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of MS&Co., as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, MS&Co. and its affiliate, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, MS&Co. and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

Settled Civil Litigation

On August 18, 2009, Relators Roger Hayes and C. Talbot Heppenstall, Jr., filed a qui tam action in New Jersey state court styled State of New Jersey ex. rel. Hayes v. Bank of America Corp., et al. The complaint, filed under seal pursuant to the New Jersey False Claims Act, alleged that MS & Co. and several other underwriters of municipal bonds had defrauded New Jersey issuers by misrepresenting that they would achieve the best price or lowest cost of capital in connection with certain municipal bond issuances. On March 17, 2016, the court entered an order unsealing the complaint. On November 17, 2017, Relators filed an amended complaint to allege MS & Co. mispriced certain bonds issued in twenty-three bond offerings between 2008 and 2017, having a total par amount of $6,946 million. The complaint sought, inter alia, treble damages. On February 22, 2018, MS & Co. moved to dismiss the amended complaint, and on July 17, 2018, the court denied MS & Co.’s motion. On October 13, 2021, following a series of voluntary and involuntary dismissals, Relators limited their claims to certain bonds issued in five offerings MS & Co. underwrote between 2008 and 2011, having a total par amount of $3,900 million. On August 22, 2023, MS & Co. reached an agreement in principle to settle the litigation. The final agreement became effective on January 30, 2024.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS & Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., in the Supreme Court of NY. The complaint related to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserted claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS & Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS & Co. knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. On March 22, 2021, the parties entered into a settlement agreement. On April 16, 2021, the court entered a stipulation of voluntary discontinuance, with prejudice.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS & Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleged that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS & Co. at issue in the action was approximately $203 million. The complaint sought, inter alia, to rescind the plaintiff’s purchase of such certificates. On November 4, 2021, MS & Co. entered into an agreement to settle the litigation.

In August of 2017, MS & Co. was named as a defendant in a purported antitrust class action in the United States District Court for the SDNY styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs alleged, inter alia, that MS & Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The complaint sought, inter alia, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the complaint. Plaintiffs’ motion for class certification was referred by the District Court to a magistrate judge who, on June 30, 2022, issued a report and recommendation that the District Court certify a class. On May 20, 2023, MS & Co. reached an agreement in principle to settle the litigation. On September 11, 2024, the court granted final approval of the settlement.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS & Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that MS & Co. believes do not have a material effect on the business of MS & Co. MS & Co. may establish reserves from time to time in connections with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2025 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales

of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2025, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	474.9310	$819.88	N/A	N/A
May 1, 2025 - May 31, 2025	206.7620	$813.19	N/A	N/A
June 1, 2025 - June 30, 2025	305.0050	$832.51	N/A	N/A
	986.6980	$822.38

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2025, no
officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 8, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 8, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.