Form 10-Q
period 2025-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2025-11-10
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

 No
X
As of October 31, 2025, 47,814.0258 Limited Partnership Class A Redeemable Units were outstanding, 2,310.8510 Limited Partnership Class D Redeemable Units were outstanding, and 75.1730 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30, 2025 (Unaudited)	December 31, 2024
Assets:
Equity in trading account:
Unrestricted cash	$36,923,249	$39,535,231
Restricted cash	7,848,210	7,990,887
Foreign cash (cost $816,853 and $612,477 at September 30, 2025 and December 31, 2024, respectively)	814,948	602,110
Net unrealized appreciation on open futures contracts	986,057	405,742

Total equity in trading account	46,572,464	48,533,970

Interest receivable	130,200	153,487

Total assets	$46,702,664	$48,687,457

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$130,397	$3,602
Accrued expenses:
Ongoing selling agent fees	28,704	30,008
Management fees	24,509	25,585
Incentive fees	5,214	-
General Partner fees	33,814	35,373
Professional fees	170,603	141,996
Redemptions payable to General Partner	-	49,999
Redemptions payable to Limited Partners	487,199	351,324

Total liabilities	880,440	637,887

Partners’ Capital:
General Partner, Class Z, 463.0990 Redeemable Units outstanding at September 30, 2025 and December 31, 2024	532,489	512,612
Limited Partners, Class A, 48,837.3778 and 53,003.6748 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	42,317,718	44,464,107
Limited Partners, Class D, 2,639.4900 and 2,826.3240 Redeemable Units outstanding at September 30, 2025 and December 31, 2024, respectively	2,862,337	2,967,265
Limited Partners, Class Z, 95.3870 Redeemable Units outstanding at September 30, 2025 and December 31, 2024	109,680	105,586

Total partners’ capital (net asset value)	45,822,224	48,049,570

Total liabilities and partners’ capital	$46,702,664	$48,687,457

Net asset value per Redeemable Unit:
Class A	$866.50	$838.89

Class D	$1,084.43	$1,049.87

Class Z	$1,149.84	$1,106.92

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2025
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	195	$(166,175)	(0.36)%
Energy	198	(176,696)	(0.38)
Grains	352	(254,133)	(0.55)
Indices	272	26,135	0.06
Interest Rates U.S.	30	13,119	0.03
Interest Rates Non-U.S.	374	55,223	0.12
Livestock	42	38,888	0.08
Metals
GOLD 100 OZ FUTR: Dec 25	14	537,829	1.17
Other: Nov 25 - Jun 26	150	416,638	0.91
Softs	33	121,172	0.26

Total futures contracts purchased		612,000	1.34

Futures Contracts Sold
Currencies	299	113,818	0.25
Energy	162	(171,860)	(0.38)
Grains	637	583,386	1.27
Indices	191	100,943	0.22
Interest Rates U.S.	223	(27,976)	(0.06)
Interest Rates Non-U.S.	239	(999)	(0.00) *
Livestock	2	510	0.00 *
Metals	51	(58,447)	(0.13)
Softs	143	(165,318)	(0.36)

Total futures contracts sold		374,057	0.81

Net unrealized appreciation on open futures contracts		$986,057	2.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$42,162,523	$269,925	0.59%
Metals	129	234,976	0.51

Total unrealized appreciation on open forward contracts		504,901	1.10

Unrealized Depreciation on Open Forward Contracts
Currencies	$57,898,207	(381,753)	(0.83)
Metals	141	(253,545)	(0.55)

Total unrealized depreciation on open forward contracts		(635,298)	(1.38)

Net unrealized depreciation on open forward contracts		$(130,397)	(0.28)%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2024

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	235	$(348,440)	(0.73)%
Energy	293	450,227	0.94
Grains	250	3,452	0.01
Indices	276	(272,994)	(0.57)
Interest Rates U.S.	16	(70,188)	(0.15)
Interest Rates Non-U.S.	198	(261,928)	(0.55)
Livestock	7	17,660	0.04
Metals	46	(182,287)	(0.38)
Softs	38	261,942	0.55

Total futures contracts purchased		(402,556)	(0.84)

Futures Contracts Sold
Currencies	456	708,952	1.47
Energy	163	(428,067)	(0.89)
Grains	235	(40,865)	(0.09)
Indices	152	36,693	0.08
Interest Rates U.S.	98	27,559	0.06
Interest Rates Non-U.S.	439	341,024	0.71
Livestock	18	17,640	0.04
Metals	42	118,888	0.25
Softs	53	26,474	0.05

Total futures contracts sold		808,298	1.68

Net unrealized appreciation on open futures contracts		$405,742	0.84%

Unrealized Appreciation on Open Forward Contracts
Currencies	$25,716,043	$472,601	0.99%
Metals	132	332,927	0.69

Total unrealized appreciation on open forward contracts		805,528	1.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$19,806,662	(316,621)	(0.66)
Metals	119	(492,509)	(1.03)

Total unrealized depreciation on open forward contracts		(809,130)	(1.69)

Net unrealized depreciation on open forward contracts		$(3,602)	(0.01)%

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment Income:
Interest income	$412,277	$592,362	$1,249,319	$1,826,966

Expenses:
Clearing fees related to direct investments	39,929	47,196	119,907	172,313
Ongoing selling agent fees	85,783	96,100	257,175	309,056
General Partner fees	101,042	113,108	302,857	364,008
Management fees	72,422	82,247	215,908	266,170
Incentive fees	5,214	(274,563)	5,214	-
Professional fees	72,708	85,503	218,615	244,575

Total expenses	377,098	149,591	1,119,676	1,356,122

Net investment income (loss)	35,179	442,771	129,643	470,844

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,031,038	(5,683,367)	872,955	241,902
Net change in unrealized gains (losses) on open contracts	770,855	(373,591)	461,982	591,954

Total trading results	1,801,893	(6,056,958)	1,334,937	833,856

Net income (loss)	$1,837,072	$(5,614,187)	$1,464,580	$1,304,700

Net income (loss) per Redeemable Unit*:
Class A	$33.99	$(90.57)	$27.61	$15.40

Class D	$42.54	$(113.35)	$34.56	$19.28

Class Z	$47.19	$(117.02)	$42.92	$26.26

Weighted average Redeemable Units outstanding:
Class A	49,894.8571	57,296.4861	51,139.1255	58,840.8564

Class D	2,639.4900	2,990.5000	2,660.2493	3,057.0770

Class Z	558.4860	603.6560	558.4860	631.6893

* Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2023	$49,165,031	61,308.4508	$3,201,761	3,190.2310	$678,115	645.7060	$53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(50,185)	(42.0500)	(50,185)	(42.0500)
Redemptions - Limited Partners	(4,539,906)	(5,237.2420)	(221,845)	(199.7310)	-	-	(4,761,751)	(5,436.9730)
Net income (loss)	1,203,780	-	79,046	-	21,874	-	1,304,700	-

Partners’ Capital, September 30, 2024	$45,828,905	56,071.2088	$3,058,962	2,990.5000	$649,804	603.6560	$49,537,671	59,665.3648

Partners’ Capital, June 30, 2024	$52,396,462	57,711.7698	$3,397,912	2,990.5000	$720,446	603.6560	$56,514,820	61,305.9258
Redemptions - Limited Partners	(1,362,962)	(1,640.5610)	-	-	-	-	(1,362,962)	(1,640.5610)
Net income (loss)	(5,204,595)	-	(338,950)	-	(70,642)	-	(5,614,187)	-

Partners’ Capital, September 30, 2024	$45,828,905	56,071.2088	$3,058,962	2,990.5000	$649,804	603.6560	$49,537,671	59,665.3648

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(3,492,978)	(4,166.2970)	(198,948)	(186.8340)	-	-	(3,691,926)	(4,353.1310)
Net income (loss)	1,346,589	-	94,020	-	23,971	-	1,464,580	-

Partners’ Capital, September 30, 2025	$42,317,718	48,837.3778	$2,862,337	2,639.4900	$642,169	558.4860	$45,822,224	52,035.3538

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308
Redemptions - Limited Partners	(1,386,917)	(1,619.9770)	-	-	-	-	(1,386,917)	(1,619.9770)
Net income (loss)	1,698,425	-	112,292	-	26,355	-	1,837,072	-

Partners’ Capital, September 30, 2025	$42,317,718	48,837.3778	$2,862,337	2,639.4900	$642,169	558.4860	$45,822,224	52,035.3538

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
During the reporting periods ended September 30, 2025 and 2024, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2025, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $80,457 and $241,449, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2024 for Class A were $90,208 and $290,194, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class D were $5,326 and $15,726, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2024 for Class D were $5,892 and $18,862, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2026 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of
Clas
s A and Class D Redeemable Units in the Partnership.

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2025 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2025 and 2024. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-
K
”)
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
and expenses,
and
related disclosures of contingent assets and liabilities in the financial statements and accompanying notes
. As a result, actual results could differ from these estimates, and those differences could be material.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2025 and 2024, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required
by MS&Co. At September 30, 2025 and December 31, 2024, the amount of cash held for margin requirements was $7,848,210 and $7,990,887, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in f oreig
n currencies of $814,948 (cost of $816,853) and $602,110 (cost of $612,477) as of September 30, 2025 and December 31, 2024, respectively.

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
Form
10-K
for the year ended December 31, 2024.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024						Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z		Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$33.36		$41.76		$44.22		$(97.71)		$(122.26)		$(128.46)		$25.32		$31.70		$33.66		$8.04	$10.14	$10.22
Net investment income (loss)	0.63		0.78		2.97		7.14		8.91		11.44		2.29		2.86		9.26		7.36	9.14	16.04

Increase (decrease) for the period	33.99		42.54		47.19		(90.57)		(113.35)		(117.02)		27.61		34.56		42.92		15.40	19.28	26.26
Net asset value per Redeemable Unit, beginning of period	832.51		1,041.89		1,102.65		907.90		1,136.24		1,193.47		838.89		1,049.87		1,106.92		801.93	1,003.61	1,050.19

Net asset value per Redeemable Unit, end of period	$866.50		$1,084.43		$1,149.84		$817.33		$1,022.89		$1,076.45		$866.50		$1,084.43		$1,149.84		$817.33	$1,022.89	$1,076.45

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024						Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z		Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	0.3%		0.3%		1.1%		1.8%		1.8%		2.5%		0.4%		0.4%		1.1%		1.1%	1.1%	1.9%

Operating expenses	3.2%		3.2%		2.5%		3.2%		3.2%		2.5%		3.3%		3.2%		2.5%		3.3%	3.3%	2.6%
Incentive fees	0.0	%****	0.0	%****	0.0	%****	(0.5)%		(0.5)%		(0.5)%		0.0	%****	0.0	%****	0.0	%****	-%	-%	-%

Total expenses	3.2%		3.2%		2.5%		2.7%		2.7%		2.0%		3.3%		3.2%		2.5%		3.3%	3.3%	2.6%

Total return:
Total return before incentive fees	4.1%		4.1%		4.3%		(10.5	) %	(10.5	) %	(10.3	) %	3.3%		3.3%		3.9%		1.9%	1.9%	2.5%
Incentive fees	(0.0	)%****	(0.0	)%****	(0.0	)%****	0.5%		0.5%		0.5%		(0.0	)%****	(0.0	)%****	(0.0	)%****	-%	-%	-%

Total return after incentive fees	4.1%		4.1%		4.3%		(10.0	) %	(10.0	) %	(9.8	) %	3.3%		3.3%		3.9%		1.9%	1.9%	2.5%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were 3,264 and 2,850, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were 2,899 and 3,789, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were 271 and 309, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were 254 and 313, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2025 and 2024 were $83,566,858 and $123,557,035, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2025 and 2024 were $74,297,168 and $104,678,662, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2025				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,672,228	$(1,686,171)	$986,057	$-	$-	$986,057
Forwards	504,901	(504,901)	-	-	-	-

Total assets	$3,177,129	$(2,191,072)	$986,057	$-	$-	$986,057

Liabilities
Futures	$(1,686,171)	$1,686,171	$-	$-	$-	$-
Forwards	(635,298)	504,901	(130,397)	-	130,397	-

Total liabilities	$(2,321,469)	$2,191,072	$(130,397)	$-	$130,397	$-

Net fair value						$986,057	*

December 31, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$2,528,139	$(2,122,397)	$405,742	$-	$-	$405,742
Forwards	805,528	(805,528)	-	-	-	-

Total assets	$3,333,667	$(2,927,925)	$405,742	$-	$-	$405,742

Liabilities
Futures	(2,122,397)	$2,122,397	$-	$-	$-	$-
Forwards	(809,130)	805,528	(3,602)	-	3,602	-

Total liabilities	$(2,931,527)	$2,927,925	$(3,602)	$-	$3,602	$-

Net fair value						$405,742	*

*
In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non- exchange- traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange- traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2025 and December 31, 2024, respectively.

September 30, 2025
Assets
Futures Contracts
Currencies	$123,118
Energy	146,289
Grains	618,660
Indices	303,589
Interest Rates U.S.	32,033
Interest Rates Non-U.S.	147,008
Livestock	47,088
Metals	983,808
Softs	270,635

Total unrealized appreciation on open futures contracts	2,672,228

Liabilities
Futures Contracts
Currencies	(175,475)
Energy	(494,845)
Grains	(289,407)
Indices	(176,511)
Interest Rates U.S.	(46,890)
Interest Rates Non-U.S.	(92,784)
Livestock	(7,690)
Metals	(87,788)
Softs	(314,781)

Total unrealized depreciation on open futures contracts	(1,686,171)

Net unrealized appreciation on open futures contracts	$986,057 *

Assets
Forward Contracts
Currencies	$269,925
Metals	234,976

Total unrealized appreciation on open forward contracts	504,901

Liabilities
Forward Contracts
Currencies	(381,753)
Metals	(253,545)

Total unrealized depreciation on open forward contracts	(635,298)

Net unrealized depreciation on open forward contracts	$(130,397)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sector	2025	2024	2025	2024
Currencies	$(157,317)	$(2,711,089)	$(941,292)	$(1,131,121)
Energy	(142,081)	(2,122,933)	(1,358,140)	(1,497,170)
Grains	651,233	(134,992)	1,206,957	1,022,622
Indices	563,599	(416,735)	762,690	664,891
Interest Rates U.S.	(220,914)	(656,570)	(683,314)	154,360
Interest Rates Non-U.S.	(505,614)	(161,242)	(203,588)	300,340
Livestock	311,348	41,170	520,026	71,349
Metals	1,578,900	182,428	2,385,210	442,247
Softs	(277,261)	(76,995)	(353,612)	806,338

Total	$1,801,893 ***	$(6,056,958) ***	$1,334,937 ***	$833,856 ***

*** This amount is included in “Total trading results” in the Statements of Income and
Expenses
.

5.	Fair Value Measurements:
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
The Partnership considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2025 and December 31, 2024 and for the periods ended September 30, 2025 and 2024, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,672,228	$2,672,228	$-	$-
Forwards	504,901	-	504,901	-

Total Assets	$3,177,129	$2,672,228	$504,901	$-

Liabilities
Futures	$1,686,171	$1,686,171	$-	$-
Forwards	635,298	-	635,298	-

Total Liabilities	$2,321,469	$1,686,171	$635,298	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,528,139	$2,528,139	$-	$-
Forwards	805,528	-	805,528	-

Total Assets	$3,333,667	$2,528,139	$805,528	$-

Liabilities
Futures	$2,122,397	$2,122,397	$-	$-
Forwards	809,130	-	809,130	-

Total Liabilities	$2,931,527	$2,122,397	$809,130	$-

6.	Financial Instrument Risks:
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
(“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. For the three months ended September 30, 2025, the General Partner estimates approximately 0.0% to 1.9% of the Partnership’s contracts are traded OTC.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2025.

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

For the nine months ended September 30, 2025, the Partnership’s capital decreased 4.6% from $48,049,570 to $45,822,224. This decrease was attributable to redemptions of 4,166.2970 Class A limited partner Redeemable Units totaling $3,492,978 and redemptions of 186.8340 Class D limited partner Redeemable Units totaling $198,948, which was partially offset by a net income of $1,464,580. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2025, the Partnership’s net asset value per Class A Redeemable Unit increased 4.1% from $832.51 to $866.50 as compared to a decrease of 10.0% in the same period of 2024. During the Partnership’s third quarter of 2025, the Partnership’s net asset value per Class D Redeemable Unit increased 4.1% from $1,041.89 to $1,084.43 as compared to a decrease of 10.0% in the same period of 2024. During the Partnership’s third quarter of 2025, the Partnership’s net asset value per Class Z Redeemable Unit increased 4.3% from $1,102.65 to $1,149.84 as compared to a decrease of 9.8% in the same period of 2024. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $1,801,893. Gains were primarily attributable to the Partnership’s trading in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2024 of $6,056,958. Losses were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by gains in livestock and metals.

During the third quarter, the Partnership’s most significant gains were achieved within the metals sector during August and September from long positions in gold and silver futures as increased investor demand for precious metals boosted prices. In the agricultural sector, gains were recorded throughout the quarter from short positions in wheat futures as prices declined amid signs of higher-than-expected crop output in the U.S. and South America. Additional gains in the agricultural sector were experienced during July and August from long positions in live cattle futures. Further gains were achieved during July and September in the global stock index sector from long positions in Asian, U.S., and European equity index futures, as demand for artificial intelligence stocks and strong corporate earnings rallied stock prices. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the global fixed income sector during August, from positions in U.S. and European government debt futures, as uncertainty over future central bank interest rate policies resulted in choppy price action in global bond markets. Additional losses were recorded during July in the currency sector from long positions in the British pound as the value of the pound fell against the U.S. dollar amid an outlook for weaker economic momentum in the U.K. In the energy sector, losses were recorded during August from long positions in global crude oil futures as growing stockpiles and increased production weighed on prices.

During the Partnership’s nine months ended September 30, 2025, the Partnership’s net asset value per Class A Redeemable Unit increased 3.3% from $838.89 to $866.50 as compared to an increase of 1.9% in the same period of 2024. During the Partnership’s nine months ended September 30, 2025, the Partnership’s net asset value per Class D Redeemable Unit increased 3.3% from $1,049.87 to $1,084.43 as compared to an increase of 1.9% in the same period of 2024. During the Partnership’s nine months ended September 30, 2025, the Partnership’s net asset value per Class Z Redeemable Unit increased 3.9% from $1,106.92 to $1,149.84 as compared to an increase of 2.5% in the same period of 2024. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2025 of $1,334,937. Gains were primarily attributable to the Partnership’s trading in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2024 of $833,856. Gains were primarily attributable to the Partnership’s trading in grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies and energy.

During the first nine months of the year, the Partnership’s most notable trading gains were achieved in the metals sector from long positions in gold futures as geopolitical uncertainty and concerns for the global economy spurred investor demand for precious metals throughout much of the year. In the agricultural sector, gains were recorded throughout the third quarter from short positions in wheat futures as prices declined amid signs of higher-than-expected crop output in the U.S. and South America. Additional gains in the agricultural sector were experienced from March through August due to long positions in live cattle futures. Gains were also achieved within the global stock index sector during April from long positions in U.S. Volatility Index (“VIX”) futures as prices spiked amid widespread equity sector turmoil in the fallout of the U.S. tariff announcements. Gains in the equity index markets were also achieved during January, June, and September from long positions in U.S., Asian, and European stock index futures. A portion of the Partnership’s overall trading gains for the first nine months of the year was offset by losses incurred within the energy sector during February, April, August and September from long positions in crude oil and gasoline futures as prices fell amid concerns a global trade war would have a negative effect on energy demand and amid OPEC+ production increases. Losses within the global fixed income sector were incurred throughout much of the first three quarters from positions in U.S. government debt futures as uncertainty over the Fed’s course of action on interest rate policies created a choppy price environment in the debt markets. Within the currency sector, losses were recorded during February from short positions in the Japanese yen versus the U.S. dollar as the value of yen advanced as the Bank of Japan instituted policies to shore up the yen’s value. Additional currency losses were experienced during March and April from short positions in the Swiss franc and euro against the U.S dollar.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and nine months ended September 30, 2025 decreased by $180,085 and $577,647, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2025 decreased by $7,267 and $52,406, respectively, as compared to the corresponding periods in 2024. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2025 decreased by $10,317 and $51,881, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2025 decreased by $12,066 and $61,151, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2025 decreased by $9,825 and $50,262, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $5,214. Trading performance for the three and nine months ended September 30, 2024 resulted in a reversal of incentive fees of $274,563 and incentive fees of $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2025 and June 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2025	September 30, 2025 (percentage of Partners’ Capital)	June 30, 2025	June 30, 2025 (percentage of Partners’ Capital)
DCM	$12,092,300	27%	$11,475,971	25%
Drury	$5,384,839	12%	$5,048,115	11%
Episteme	$12,879,165	28%	$12,394,035	27%
Millburn	$11,628,143	25%	$12,013,865	27%
Unallocated	$3,837,777	8%	$4,440,083	10%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2025, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of September 30, 2025 and December 31, 2024. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of September 30, 2025 and December 31, 2024, and the highest, lowest and average values during the three months ended September 30, 2025 and the twelve months ended December 31, 2024. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2025, the Partnership’s total capitalization was $45,822,224.

		September 30, 2025

			Three Months Ended September 30, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$654,410	1.43%	$807,543	$553,558	$644,692
Energy	1,514,902	3.31	1,514,902	1,244,298	1,375,969
Grains	729,839	1.59	832,031	544,044	715,218
Indices	2,029,013	4.43	2,312,255	1,352,373	1,835,068
Interest Rates U.S.	425,552	0.93	626,318	345,475	448,358
Interest Rates Non-U.S.	1,133,364	2.47	1,338,121	896,321	1,111,894
Livestock	117,260	0.26	159,390	78,067	136,844
Metals	767,861	1.68	771,274	575,075	674,655
Softs	453,978	0.99	542,726	435,689	474,879

Total	$ 7,826,179	17.09%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2024, 2023, 2022, 2021, and 2020. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2024 Audited Financial Statement.

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

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated statement of financial condition and the Company can reasonably estimate the amount of that loss or the range of loss, the Company accrues an estimated loss by a charge to income, including with respect to certain of the individual proceedings or investigations described below.

The Company’s legal expenses can, and may in the future, fluctuate from period to period, given the current environment regarding government or regulatory agency investigations and private litigation affecting global financial services firms, including the Company.

In many legal proceedings and investigations, it is inherently difficult to determine whether any loss is probable or reasonably possible, or to estimate the amount of any loss. In addition, even where the Company has determined that a loss is probable or reasonably possible or an exposure to loss or range of loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, the Company may be unable to reasonably estimate the amount of the loss or range of loss. It is particularly difficult to determine if a loss is probable or reasonably possible, or to estimate the amount of loss, where the factual record is being developed or contested or where plaintiffs or government entities seek substantial or indeterminate damages, restitution, forfeiture, disgorgement or penalties. Numerous issues may need to be resolved in an investigation or proceeding before a determination can be made that a loss or additional loss (or range of loss or range of additional loss) is probable or reasonably possible, or to estimate the amount of loss, including through potentially lengthy discovery or determination of important factual matters, determination of issues related to class certification, the calculation of damages or other relief, and consideration of novel or unsettled legal questions relevant to the proceedings or investigations in question.

The Company has identified below any individual proceedings or investigations where the Company believes a material loss to be reasonably possible. In certain legal proceedings in which the Company has determined that a material loss is reasonably possible, the Company is unable to reasonably estimate the loss or range of loss. There are other matters in which the Company has determined a loss or range of loss to be reasonably possible, but the Company does not believe, based on current knowledge and after consultation with counsel, that such losses could have a material adverse effect on the consolidated statement of financial condition as a whole, although the outcome of such proceedings or investigations may significantly impact the Company’s business or results of operations for any particular reporting period, or cause significant reputational harm.

While the Company has identified below certain proceedings or investigations that the Company believes to be material, individually or collectively, there can be no assurance that material losses will not be incurred from claims that have not yet been asserted or those where potential losses have not yet been determined to be probable or reasonably possible.

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision.

On February 21, 2025, the U.K. Competition and Markets Authority announced a settlement with an affiliate of the Company, as well as other financial institutions, in connection with its investigation of suspected anti-competitive arrangements in the financial services sector, specifically regarding the affiliate’s activities concerning certain liquid fixed income products between 2009 and 2012. Separately, on June 16, 2023, the affiliate and the Company, together with a number of other financial institutions, were named as defendants in a purported antitrust class action in the United States District Court for the SDNY styled Oklahoma Firefighters Pension and Retirement System v. Deutsche Bank Aktiengesellschaft, et al., alleging, inter alia, that they violated U.S. antitrust laws in connection with their alleged effort to fix prices of gilts traded in the United States between 2009 and 2013. The complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. On September 16, 2024, the court granted defendants’ joint motion to dismiss, and the complaint was dismissed without prejudice. In October of 2024, the affiliate, the Company, and certain other defendants reached an agreement in principle to settle the U.S. litigation. On March 17, 2025, the court granted preliminary approval of the settlement.

On August 13, 2021, the plaintiff in Camelot Event Driven Fund, a Series of Frank Funds Trust v. Morgan Stanley & Co. LLC, et al. filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”) a purported class action complaint alleging violations of federal securities laws against ViacomCBS (“Viacom”), certain of its officers and directors, and the underwriters, including the Company, of two March 2021 Viacom offerings: a $1,700 million Viacom Class B Common Stock offering and a $1,000 million offering of 5.75% Series A Mandatory Convertible Preferred Stock (collectively, the “Offerings”). The complaint seeks certification of the class of plaintiffs and unspecified compensatory damages and alleges, inter alia, that the Viacom offering documents for both issuances contained material misrepresentations and omissions because they did not disclose that certain of the underwriters, including the Company, had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos Capital Management LP (“Archegos”), a fund with significant exposure to Viacom securities across multiple prime brokers. The complaint also alleges that the offering documents did not adequately disclose the risks associated with Archegos’s concentrated Viacom positions at the various prime brokers, including that the unwind of those positions could have a deleterious impact on the stock price of Viacom. On November 5, 2021, the complaint was amended to add allegations that defendants failed to disclose that certain underwriters, including the Company, had intended to unwind Archegos’s Viacom positions while simultaneously distributing the Offerings. On February 6, 2023, the court issued a decision denying motions to dismiss as to the Company and the other underwriters, but granting the motion to dismiss as to Viacom and the Viacom individual defendants. On February 15, 2023, the underwriters, including the Company, filed their notices of appeal of the denial of their motions to dismiss. On March 10, 2023, the plaintiff appealed the dismissal of Viacom and the individual Viacom defendants. On April 4, 2024, the Appellate Division upheld the lower court’s decision as to the Company and other underwriter defendants that had prime brokerage relationships and/or served as counterparties to certain derivative transactions with Archegos, dismissed the remaining underwriters, and upheld the dismissal of Viacom and its officers and directors. On July 25, 2024, the Appellate Division denied the plaintiff’s and the Company’s respective motions for leave to reargue or appeal the April 4, 2024 decision. On January 4, 2024, the court granted the plaintiff’s motion for class certification, which the defendants appealed. In February of 2025, the parties reached an agreement in principle to settle the litigation. On April 3, 2025, the court granted preliminary approval of the settlement and, on August 5, 2025, granted final approval.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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
for the quarter ended March 31, 2025 and June 30, 2025 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2025, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	629.7780	$854.67	N/A	N/A
August 1, 2025 - August 31, 2025	427.9370	$844.67	N/A	N/A
September 1, 2025 - September 30, 2025	562.2620	$866.50	N/A	N/A
	1,619.9770	$856.13

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 10, 2025

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:     November 10, 2025

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.