Form 10-K
period 2025-12-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2026-03-20
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
New York
, NY 10036

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
of the Exchange Act).
Yes

  No

X
Limited Partnership Redeemable Units with an aggregate value of $44,861,433 were outstanding and held by non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2026,
44,385.0518 Limited Partnership Class A Redeemable Units were outstanding, 2,310.8510 Limited Partnership Class D Redeemable Units were outstanding and 75.1730 Limited Partnership Class Z Redeemable Units were outstanding.
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

Subscriptions of additional Redeemable Units and additional General Partner contributions and redemptions of Redeemable Units for the years ended December 31, 2025, 2024 and 2023 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2025, 2024 and 2023, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

As of December 31, 2025, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors through individually managed accounts.

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2025.

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

For the period January 1, 2025 through December 31, 2025, the approximate average market sector distribution for the Partnership was as follows:

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash deposited with MS&Co. were held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2025 and 2024, the amount of cash held by the Partnership for margin requirements was $6,405,350 and $7,990,887, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For purposes of these interest credits, daily funds did not include monies due to futures, forward, or option contracts that had not been received. The Partnership Customer Agreement may generally be terminated upon notice by either party.

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

The ongoing selling agent fees for the twelve months ended December 31, 2025, 2024 and 2023 for Class A were $320,686, $376,754 and $419,591, respectively (which is inclusive of the Harbor selling agent fees as further described below). The ongoing selling agent fees for the twelve months ended December 31, 2025, 2024 and 2023 for Class D were $20,740, $24,572 and $27,143, respectively (which is inclusive of the Harbor selling agent fees as further described below). Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, for the Class, prior to the reduction of the current month’s ongoing selling agent fee, incentive fee accrual, management fee, General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2025 was $43,284,792.

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

Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.

Item 1B.
Unresolved Staff Comments
.
Not Applicable.
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
Each of Morgan Stanley and the Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental or other regulatory agencies regarding the Company’s business and involving, among other matters, sales, trading, financing, prime brokerage, market-making activities, investment banking advisory services, capital market activities, financial products or offerings sponsored, underwritten, or sold by the Company, wealth and investment management services, and tax, accounting, and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, disgorgement, restitution, forfeiture, injunctions, limitations on our ability to conduct certain business, or other relief.
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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff has appealed.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2026 was 2,181 for Class A Redeemable Units, 8 for Class D Redeemable Units and 4 for Class Z Redeemable Units.

(c)	Dividends. The Partnership did not declare any distributions in 2025 or 2024. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities-Use of Proceeds from Registered Securities. The public offering of Redeemable Units terminated on November 30, 2008. For the twelve months ended December 31, 2025, 2024 and 2023, there were no subscriptions.

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

Proceeds of the net offering are used for the trading of commodity interests including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	1,023.3520	$881.29	328.6390	$1,102.94	20.2140	$1,170.20	N/A	N/A
November 1, 2025 - November 30, 2025	843.8020	$876.91	N/A	N/A	N/A	N/A	N/A	N/A
December 1, 2025 - December 31, 2025	948.1910	$873.57	N/A	N/A	N/A	N/A	N/A	N/A
	2,815.3450	$877.38	328.6390	$1,102.94	20.2140	$1,170.20

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

The programs traded by each Advisor on behalf of the Partnership as of December 31, 2025 and 2024 were: DCM — DCM’s Diversified Alpha Program, Drury — Drury Diversified Trend-Following Program, Episteme — Systematic Quest Program and Millburn — Multi-Markets Program.

As of December 31, 2025 and September 30, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

		December 31, 2025		September 30, 2025
		(percentage of		(percentage of
Advisor	December 31, 2025	Partners’ Capital)	September 30, 2025	Partners’ Capital)
DCM	$11,540,477	27%	$12,092,300	27%
Drury	$5,027,696	12%	$5,384,839	12%
Episteme	$12,347,667	28%	$12,879,165	28%
Millburn	$11,407,764	26%	$11,628,143	25%
Unallocated	$2,961,188	7%	$3,837,777	8%

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted and restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, as applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2025.

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

From January 1, 2025 through December 31, 2025, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.7%. The foregoing margin to equity ratio took into account cash held in the Partnership’s name, as well as the allocable value of the positions.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2025, 6,981.6420 Class A limited partner Redeemable Units were redeemed totaling $5,963,098, 515.4730 Class D limited partner Redeemable Units were redeemed totaling $561,417, 20.2140 Class Z limited partner Redeemable Units were redeemed totaling $23,654 and 60.2740 Class Z General Partner Redeemable Units were redeemed totaling $70,003. For the year ended December 31, 2024, 8,304.7760 Class A limited partner Redeemable Units were redeemed totaling $7,119,902, 363.9070 Class D limited partner Redeemable Units were redeemed totaling $395,523 and 87.2200 Class Z General Partner Redeemable Units were redeemed totaling $100,184. For the year ended December 31, 2023, 5,919.1640 Class A limited partner Redeemable Units were redeemed totaling $5,090,648, 299.0970 Class D limited partner Redeemable Units were redeemed totaling $325,433 and 47.6100 Class Z General Partner Redeemable Units were redeemed totaling $50,000.

For the years ended December 31, 2025, 2024 and 2023, there were no subscriptions.

(c) Results of Operations.

For the year ended December 31, 2025, the Partnership’s net asset value per Class A Redeemable Unit increased 4.1% from $838.89 to $873.57, the Partnership’s net asset value per Class D Redeemable Unit increased 4.1% from $1,049.87 to $1,093.27, and the Partnership’s net asset value per Class Z Redeemable Unit increased 4.9% from $1,106.92 to $1,161.40. For the year ended December 31, 2024, the Partnership’s net asset value per Class A Redeemable Unit increased 4.6% from $801.93 to $838.89, the Partnership’s net asset value per Class D Redeemable Unit increased 4.6% from $1,003.61 to $1,049.87, and the Partnership’s net asset value per Class Z Redeemable Unit increased 5.4% from $1,050.19 to $1,106.92. For the year ended December 31, 2023, the Partnership’s net asset value per Class A Redeemable Unit decreased 11.1% from $901.95 to $801.93, the Partnership’s net asset value per Class D Redeemable Unit decreased 11.1% from $1,128.79 to $1,003.61, and the Partnership’s net asset value per Class Z Redeemable Unit decreased 10.4% from $1,172.31 to $1,050.19.

The Partnership experienced a net trading gain of $1,709,530 before fees and expenses for the year ended December 31, 2025. Gains were primarily attributable to the Partnership’s trading in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs.

During the first quarter of 2025, the Partnership’s most notable losses were incurred within the currency sector in February from short positions in the Japanese yen versus the U.S. dollar, as the yen strengthened following Bank of Japan policy actions intended to support the yen. In the energy markets, losses in February stemmed from long positions in crude oil futures as prices fell amid concerns that slowing economic conditions would limit energy demand. Additional losses occurred during February and March within the global stock index markets from long positions in U.S. equity index futures as stock prices declined and tariff-related concerns prompted a “risk-off” environment. Within the agricultural markets, losses were also recorded in February from positions in corn, soybean oil, coffee and cocoa futures. A portion of the Partnership’s first quarter losses was offset by gains in the metals sector during January and March from long positions in gold futures, supported by a weakening U.S. dollar and increased investor demand for precious metals. Further gains were achieved in March within the global fixed income sector from short positions in European fixed income futures, as Eurozone bond prices fell on expectations for higher interest rates in 2025.

During the second quarter of 2025, the Partnership’s most meaningful gains occurred within the agricultural markets in June from long positions in soybean oil futures, as prices advanced on heightened demand for biofuel production. Within the global stock index sector, gains were recorded in April from long positions in U.S. Volatility Index (“VIX”) futures as prices spiked amid broad equity sector turmoil following the U.S. tariff announcements. Additional gains were generated in June from long positions in U.S. and Asian stock index futures. A portion of the Partnership’s second quarter gains was offset by losses in the energy sector, primarily during April, from long positions in crude oil and gasoline futures as increased OPEC+ production pressured prices lower. Losses also occurred throughout the quarter from long positions in U.S. short-term interest rate futures as yields rose amid uncertainty surrounding future interest rate policy. In the currency markets, losses in April were generated from short positions in the Swiss franc and euro versus the U.S. dollar, as the dollar weakened early in the month due to concerns a tariff war could slow the U.S. economy.

During the third quarter of 2025, the Partnership’s most significant gains were generated within the metals sector during August and September from long positions in gold and silver futures, as increased investor demand supported precious metals prices. In the agricultural sector, gains were recorded throughout the quarter from short positions in wheat futures as prices fell in response to higher-than-expected crop output in the U.S. and South America. Further gains were achieved during July and September in the global stock index sector from long positions in Asian, U.S., and European equity index futures, as strong corporate earnings supported stock prices. A portion of the Partnership’s third quarter gains was offset by losses within the global fixed income sector during August from positions in U.S. and European government debt futures, amid choppy price action in global bond markets. Additional losses were recorded in July within the currency sector from long positions in the British pound as the value of the pound declined against the U.S. dollar on expectations for weaker economic momentum in the U.K. In the energy sector, losses were recorded during August from long positions in global crude oil futures, as rising inventories and increased production weighed on prices.

During the fourth quarter of 2025, the Partnership’s most significant gains were generated within the metals markets throughout the quarter from long positions in gold futures amid increased investor demand for precious metals. Gains in the currency sector were recorded in October from short positions in the euro, Canadian dollar, Swiss franc, and Japanese yen versus the U.S. dollar, as the U.S. currency strengthened. Additional gains were recorded in October from long positions in U.S., Asian, and European stock index futures, as progress in U.S.-China trade negotiations supported equity prices. A portion of the Partnership’s fourth quarter gains was offset by losses in the energy sector in October from long positions in global crude oil futures, as prices declined after OPEC confirmed its commitment to future production increases. Further losses were recorded during November within the global fixed income sector from short positions in U.S. fixed income futures, as yields moved lower. Within the agricultural markets, losses were incurred in October from short positions in soybean meal futures as prices rose amid speculation ongoing tariff negotiations would increase demand for U.S. exports.

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

The results of operations for the twelve months ended 2023 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

For the years ended December 31, 2025, 2024 and 2023, the Partnership received monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage account that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership, as applicable. Interest income for the three and twelve months ended December 31, 2025 decreased by $114,773 and $692,420, respectively, as compared to the corresponding periods in 2024. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2025 increased by $4,790 and decreased by $47,616, respectively, as compared to the corresponding periods in 2024. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended December 31, 2025, and the decrease in these clearing fees was due to a decrease in the number of direct trades made by the Partnership during the twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2025 decreased by $8,019 and $59,900, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2025 decreased by $9,362 and $70,513, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and twelve months ended December 31, 2025 decreased by $33,216 and $83,478, respectively, as compared to the corresponding periods in 2024. The decrease was primarily due to a decrease in average net assets during the three and twelve months ended December 31, 2025 as compared to the corresponding periods in 2024.

Incentive fees are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2025 resulted in incentive fees of $13,425 and $18,639, respectively. Trading performance for the three and twelve months ended December 31, 2024 resulted in incentive fees of $0. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional New Trading Profits for the Partnership.

The Partnership pays professional fees, which generally include certain offering costs and legal, accounting, administrative, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2025 and 2024 were $291,181 and $307,240, respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

DCM, Drury, Episteme and Millburn each directly trade managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by DCM, Drury, Episteme and Millburn, respectively) as of December 31, 2025 and 2024.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2025 and 2024, and the highest, lowest and average values during the applicable years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2025, the Partnership’s total capitalization was $43,284,792.

		December 31, 2025
			Twelve Months Ended December 31, 2025
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$371,785	0.86%	$1,095,161	$316,194	$600,459
Energy	1,076,518	2.49	2,273,526	990,985	1,437,513
Grains	460,007	1.06	832,031	357,050	600,888
Indices	1,591,451	3.68	3,138,325	948,821	1,801,924
Interest Rates U.S.	483,334	1.12	737,763	82,668	402,712
Interest Rates Non-U.S.	1,175,347	2.72	1,586,128	536,262	1,066,240
Livestock	113,850	0.26	219,230	26,510	104,289
Metals	754,251	1.74	854,477	523,896	676,686
Softs	288,705	0.67	542,726	264,214	433,586

Total	$6,315,248	14.60%

*	Annual average of daily Values at Risk.

As of December 31, 2024, the Partnership’s total capitalization was $48,049,570.

		December 31, 2024
			Twelve Months Ended December 31, 2024
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$834,335	1.74%	$1,367,958	$266,957	$894,091
Energy	1,860,883	3.87	2,449,056	634,534	1,598,458
Grains	387,261	0.81	1,045,120	333,236	626,801
Indices	2,220,169	4.62	3,977,194	1,355,371	2,626,366
Interest Rates U.S.	312,813	0.65	993,850	121,506	497,230
Interest Rates Non-U.S.	1,073,318	2.23	2,614,534	1,005,249	1,630,233
Livestock	46,640	0.10	53,240	-	25,973
Metals	677,446	1.41	947,689	263,170	592,615
Softs	460,104	0.96	509,202	122,015	289,598

Total	$7,872,969	16.39%

*	Annual average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership on December 31, 2025, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s primary equity exposure is to equity price risk in the G20 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2025, the Partnership’s primary exposures were in the CBOE VIX Volatility Index, North American (S&P 500 and S&P/TSX 60), Asian-Pacific (Hang Seng, TOPIX, Nikkei 225, SGX MSCI Singapore, and H-Shares), and European (DAX, FTSE 100, and FTSE MIB) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Pacific Rim indices, as well as emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Partnership’s primary metals exposure as of December 31, 2025, was to fluctuations in the prices of industrial metals (such as copper, iron, lead, aluminum, and zinc) and precious metals (such as gold, platinum, and palladium). Price movement in both industrial and precious metals can be driven by fluctuation in the valuations between currency pairs, geopolitical events, economic conditions globally and regionally, trade policies, regulatory restrictions, as well as other supply and demand related factors.

Grains. The Partnership’s trading risk exposure to grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, the soybean complex, and palm oil accounted for the Partnership’s primary grain exposure as of December 31, 2025.

Softs. The Partnership’s trading risk exposure to soft commodities is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions, as well as geopolitical events and other supply/demand related factors. Coffee, cotton, sugar, cocoa, and orange juice accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2025.

Livestock. The Partnership’s primary risk exposure to livestock is to fluctuations in U.S. cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2025.

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

Item 8.
Financial Statements and Supplementary Data
.
CERES TACTICAL SYSTEMATIC L.P.
The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Boston, MA, PCAOB ID:42), for the years ended December 31, 2025, 2024 and 2023; Statements of Financial Condition at December 31, 2025 and 2024; Condensed Schedules of Investments at December 31, 2025 and 2024; Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023; Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form
10-K.

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
The management of Ceres Tactical Systematic L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2025 based on the criteria referred to above.

Patrick T. Egan	Brooke Lambert
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Systematic L.P.	Ceres Tactical Systematic L.P.

Report of Independent Registered Public Accounting Firm
To the Partners of Ceres Tactical Systematic L.P.,
Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of Ceres Tactical Systematic L.P. (the Partnership), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

We have served as the Partnership’s auditor since 2017.
Boston, Massachusetts
March 20, 2026

Ceres Tactical Systematic L.P.
Statements of Financial Condition
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets:
Equity in related party trading account:
Unrestricted cash (Note 3c)	$36,300,947	$39,535,231
Restricted cash (Note 3c)	6,405,350	7,990,887
Foreign cash (cost $763,891 and $612,477 at December 31, 2025 and 2024, respectively)	767,583	602,110
Net unrealized appreciation on open futures contracts	668,526	405,742
Net unrealized appreciation on open forward contracts	172,829	-

Total equity in related party trading account	44,315,235	48,533,970

Interest receivable (Note 3c)	118,761	153,487

Total assets	$44,433,996	$48,687,457

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$3,602
Accrued expenses:
Ongoing selling agent fees (Notes 3d and 3e)	27,379	30,008
Management fees (Note 3b)	22,013	25,585
Incentive fees (Note 3b)	13,425	-
General Partner fees (Note 3a)	32,266	35,373
Professional fees	155,807	141,996
Redemptions payable to General Partner (Note 7)	70,003	49,999
Redemptions payable to Limited Partners (Note 7)	828,311	351,324

Total liabilities	1,149,204	637,887

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 402.8250 and 463.0990 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	467,840	512,612
Limited Partners, Class A, 46,022.0328 and 53,003.6748 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	40,203,268	44,464,107
Limited Partners, Class D, 2,310.8510 and 2,826.3240 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	2,526,378	2,967,265
Limited Partners, Class Z, 75.1730 and 95.3870 Redeemable Units outstanding at December 31, 2025 and 2024, respectively	87,306	105,586

Total partners’ capital (net asset value)	43,284,792	48,049,570

Total liabilities and partners’ capital	$44,433,996	$48,687,457

Net asset value per Redeemable Unit:
Class A	$873.57	$838.89

Class D	$1,093.27	$1,049.87

Class Z	$1,161.40	$1,106.92

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
December 31, 2025

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	181	$100,935	0.23%
Energy	165	(342,827)	(0.79)
Grains	259	(119,594)	(0.28)
Indices	214	(348,649)	(0.81)
Interest Rates U.S.	10	(7,200)	(0.02)
Interest Rates Non-U.S.	426	(85,293)	(0.20)
Livestock	22	43,707	0.10
Metals	135	600,557	1.39
Softs	32	(51,663)	(0.12)

Total futures contracts purchased		(210,027)	(0.50)

Futures Contracts Sold
Currencies	165	(79,668)	(0.18)
Energy	150	212,467	0.49
Grains	452	379,259	0.88
Indices	130	249,600	0.58
Interest Rates U.S.	214	185,047	0.43
Interest Rates Non-U.S.	302	7,799	0.02
Livestock	31	(72,300)	(0.17)
Metals	4	(35,670)	(0.08)
Softs	104	32,019	0.07

Total futures contracts sold		878,553	2.04

Net unrealized appreciation on open futures contracts		$668,526	1.54%

Unrealized Appreciation on Open Forward Contracts
Currencies	$39,609,148	$343,757	0.79%
Metals	158	599,861	1.39

Total unrealized appreciation on open forward contracts		943,618	2.18

Unrealized Depreciation on Open Forward Contracts
Currencies	$37,983,527	(315,141)	(0.73)
Metals	158	(455,648)	(1.05)

Total unrealized depreciation on open forward contracts		(770,789)	(1.78)

Net unrealized appreciation on open forward contracts		$172,829	0.40%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
For the Years Ended
December 31, 2025, 2024 and 2023

	2025	2024	2023
Investment Income:
Interest income	$1,626,592	$2,319,012	$2,376,283

Expenses:
Clearing fees related to direct investments (Note 3c)	167,902	215,518	259,750
Ongoing selling agent fees (Notes 3d and 3e)	341,426	401,326	446,734
General Partner fees (Note 3a)	402,160	472,673	526,383
Management fees (Note 3b)	261,420	344,898	389,861
Incentive fees (Note 3b)	18,639	-	-
Professional fees	291,181	307,240	314,389

Total expenses	1,482,728	1,741,655	1,937,117

Net investment income (loss)	143,864	577,357	439,166

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,256,256	1,689,191	(4,941,109)
Net change in unrealized gains (losses) on open contracts	453,274	353,724	(2,374,767)

Total trading results	1,709,530	2,042,915	(7,315,876)

Net income (loss)	$1,853,394	$2,620,272	$(6,876,710)

Net income (loss) per Redeemable Unit (Note 8)*:
Class A	$34.68	$36.96	$(100.02)

Class D	$43.40	$46.26	$(125.18)

Class Z	$54.48	$56.73	$(122.12)

Weighted average Redeemable Units outstanding:
Class A	50,322.8131	57,795.8933	64,612.7001

Class D	2,600.2863	3,013.0701	3,339.7795

Class Z	555.1170	624.6810	693.3160

* Represents the change in net asset value per Redeemable Unit.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Years Ended
December 31, 2025, 2024 and 2023

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2022	$60,636,182	67,227.6148	$3,938,734	3,489.3280	$812,782	693.3160	$65,387,698	71,410.2588
Redemptions - General Partner	-	-	-	-	(50,000)	(47.6100)	(50,000)	(47.6100)
Redemptions - Limited Partners	(5,090,648)	(5,919.1640)	(325,433)	(299.0970)	-	-	(5,416,081)	(6,218.2610)
Net income (loss)	(6,380,503)	-	(411,540)	-	(84,667)	-	(6,876,710)	-

Partners’ Capital, December 31, 2023	49,165,031	61,308.4508	3,201,761	3,190.2310	678,115	645.7060	53,044,907	65,144.3878
Redemptions - General Partner	-	-	-	-	(100,184)	(87.2200)	(100,184)	(87.2200)
Redemptions - Limited Partners	(7,119,902)	(8,304.7760)	(395,523)	(363.9070)	-	-	(7,515,425)	(8,668.6830)
Net income (loss)	2,418,978	-	161,027	-	40,267	-	2,620,272	-

Partners’ Capital, December 31, 2024	44,464,107	53,003.6748	2,967,265	2,826.3240	618,198	558.4860	48,049,570	56,388.4848
Redemptions - General Partner	-	-	-	-	(70,003)	(60.2740)	(70,003)	(60.2740)
Redemptions - Limited Partners	(5,963,098)	(6,981.6420)	(561,417)	(515.4730)	(23,654)	(20.2140)	(6,548,169)	(7,517.3290)
Net income (loss)	1,702,259	-	120,530	-	30,605	-	1,853,394	-

Partners’ Capital, December 31, 2025	$40,203,268	46,022.0328	$2,526,378	2,310.8510	$555,146	477.9980	$43,284,792	48,810.8818

	Class A	Class D	Class Z

2023:	$801.93	$1,003.61	$1,050.19

2024:	$838.89	$1,049.87	$1,106.92

2025:	$873.57	$1,093.27	$1,161.40

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Notes to Financial Statements – December 31, 2025

1.	Organization:
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

As of December 31, 2025, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC, and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors through individually managed accounts.
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

b.
Profit Allocation.
Except for class specific expenses, the General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

c.
Statement of Cash Flows.
The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230,
“Statement of Cash Flows.”
The Statements of Changes in Partners’ Capital are included herein, and as of and for the years ended December 31, 2025, 2024 and 2023, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

e.
Partnership’s Cash.
The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $767,583 (cost of $763,891) and $602,110 (cost of $612,477) as of December 31, 2025 and 2024, respectively.

f.
Income Taxes
. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740,
“Income Taxes,”
which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The
2022 through 2025
tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

i.
Segment Reporting
. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up,
floor brokerage and National Futures Association fees (collectively, the “clearing fees”). Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2025 and 2024, the amount of cash held by the Partnership for margin requirements was $6,405,350 and $7,990,887, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. paid monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the
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

The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class A were $320,686, $376,754 and $419,591, respectively (which is inclusive of the Harbor selling agent fees as further described below). The ongoing selling agent fees for the years ended December 31, 2025, 2024 and 2023 for Class D were $20,740, $24,572 and $27,143, respectively (which is inclusive of the Harbor selling agent fees as further described below). Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
Balance Sheet-Offsetting
,” have been met.
The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership engages in such trading through commodity brokerage accounts maintained with MS&Co.
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the years ended December 31, 2025 and 2024 were 3,017 and 3,558, respectively. The monthly average number of metals forward contracts traded by the Partnership during the years ended December 31, 2025 and 2024 were 270 and 310, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the years ended December 31, 2025 and 2024 were $79,546,708 and $97,516,762, respectively.
Trading and transaction fees are based on the number of trades executed by the Advisors.
All clearing fees paid to MS&Co. for the Partnership’s trading are borne by the Partnership.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of December 31, 2025 and 2024, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,228,281	$(1,559,755)	$668,526	$-	$-	$668,526
Forwards	943,618	(770,789)	172,829	-	-	172,829

Total assets	$3,171,899	$(2,330,544)	$841,355	$-	$-	$841,355

Liabilities
Futures	$(1,559,755)	$1,559,755	$-	$-	$-	$-
Forwards	(770,789)	770,789	-	-	-	-

Total liabilities	$(2,330,544)	$2,330,544	$-	$-	$-	$-

Net fair value						$841,355	*

		Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2024	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,528,139	$(2,122,397)	$405,742	$-	$-	$405,742
Forwards	805,528	(805,528)	-	-	-	-

Total assets	$3,333,667	$(2,927,925)	$405,742	$-	$-	$405,742

Liabilities
Futures	$(2,122,397)	$2,122,397	$-	$-	$-	$-
Forwards	(809,130)	805,528	(3,602)	-	3,602	-

Total liabilities	$(2,931,527)	$2,927,925	$(3,602)	$-	$3,602	$-

Net fair value						$405,742	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of December 31, 2025 and 2024, respectively.

	December 31, 2025
Assets

Futures Contracts

Currencies	$124,687

Energy	311,722

Grains	405,655

Indices	301,489

Interest Rates U.S.	189,782

Interest Rates Non-U.S.	95,239

Livestock	47,987

Metals	621,742

Softs	129,978

Total unrealized appreciation on open futures contracts	2,228,281

Liabilities

Futures Contracts

Currencies	(103,420)

Energy	(442,082)

Grains	(145,990)

Indices	(400,538)

Interest Rates U.S.	(11,935)

Interest Rates Non-U.S.	(172,733)

Livestock	(76,580)

Metals	(56,855)

Softs	(149,622)

Total unrealized depreciation on open futures contracts	(1,559,755)

Net unrealized appreciation on open futures contracts	$668,526	*

Assets

Forward Contracts

Currencies	$343,757

Metals	599,861

Total unrealized appreciation on open forward contracts	943,618

Liabilities

Forward Contracts

Currencies	(315,141)

Metals	(455,648)

Total unrealized depreciation on open forward contracts	(770,789)

Net unrealized appreciation on open forward contracts	$172,829	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the years ended December 31, 2025, 2024 and 2023, respectively.

Sector	2025		2024		2023

Currencies	$(586,535)		$768,562		$(763,584)
Energy	(2,522,969)		(2,007,080)		(3,025,817)
Grains	983,110		872,902		(351,578)
Indices	1,095,686		558,669		124,217
Interest Rates U.S.	(786,392)		546,362		253,640
Interest Rates Non-U.S.	(278,179)		(59,503)		(3,144,974)
Livestock	519,266		113,379		10,170
Metals	3,526,443		230,212		(1,860,735)
Softs	(240,900)		1,019,412		1,442,785

Total	$1,709,530	***	$2,042,915	***	$(7,315,876)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for
 exchange-traded
commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level
1)
. The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level
2)
. As of and for the years ended December
31
,
2025
and
2024
, the Partnership did
no
t hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level
3)
.

Ceres Tactical Systematic L.P.
Notes to Financial Statements

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,228,281	$2,228,281	$-	$-
Forwards	943,618	-	943,618	-

Total Assets	$3,171,899	$2,228,281	$943,618	$-

Liabilities
Futures	$1,559,755	$1,559,755	$-	$-
Forwards	770,789	-	770,789	-

Total Liabilities	$2,330,544	$1,559,755	$770,789	$-

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,528,139	$2,528,139	$-	$-
Forwards	805,528	-	805,528	-

Total Assets	$3,333,667	$2,528,139	$805,528	$-

Liabilities
Futures	$2,122,397	$2,122,397	$-	$-
Forwards	809,130	-	809,130	-

Total Liabilities	$2,931,527	$2,122,397	$809,130	$-

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements

7.  Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025			2024			2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$32.11	$40.33	$42.67	$27.79	$34.86	$36.22	$(106.24)	$(132.89)	$(138.95)
Net investment income (loss)	2.57	3.07	11.81	9.17	11.40	20.51	6.22	7.71	16.83

Increase (decrease) for the year	34.68	43.40	54.48	36.96	46.26	56.73	(100.02)	(125.18)	(122.12)
Net asset value per Redeemable Unit, beginning of year	838.89	1,049.87	1,106.92	801.93	1,003.61	1,050.19	901.95	1,128.79	1,172.31

Net asset value per Redeemable Unit, end of year	$873.57	$1,093.27	$1,161.40	$838.89	$1,049.87	$1,106.92	$801.93	$1,003.61	$1,050.19

	2025			2024			2023
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.2%	0.2%	1.0%	1.1%	1.1%	1.9%	0.7%	0.7%	1.5%

Operating expenses	3.2%	3.2%	2.5%	3.3%	3.3%	2.5%	3.2%	3.2%	2.5%
Incentive fees	0.1%	0.1%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total expenses	3.3%	3.3%	2.6%	3.3%	3.3%	2.5%	3.2%	3.2%	2.5%

Total return:
Total return before incentive fees	4.2%	4.2%	5.0%	4.6%	4.6%	5.4%	(11.1)%	(11.1)%	(10.4)%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	4.1%	4.1%	4.9%	4.6%	4.6%	5.4%	(11.1)%	(11.1)%	(10.4)%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Ad ditio
nally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average net assets of the respective Class.
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
Changes in trade policies, including the imposition of tariffs or other trade restrictions, may adversely affect the trading strategies of certain of the Partnership’s advisors, and the Partnership. The current tariff environment remains uncertain and highly volatile, and it is difficult to predict the direction or scope of future tariff policies in the short term. The current U.S. administration has proposed and recently begun to implement global broad-based tariffs on imports from key trading partners to the U.S., including, but not limited to, Canada, China, the European Union and Mexico. While the current U.S. administration has agreed to pause the implementation of certain tariffs proposed under its existing policies, the continued implementation of certain other tariffs (and the threat that additional tariffs may be imposed in the future) can be expected to lead to increased costs, supply chain disruptions, and heightened market volatility. Retaliatory trade measures by governments have been proposed and, in certain instances, implemented, which can be expected to create further economic uncertainty.
9.  Subsequent Events:
The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2025 and 2024 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2025 to	July 1, 2025 to	April 1, 2025 to	January 1, 2025 to
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total investment income	$377,273	$412,277	$415,007	$422,035
Total expenses	(363,052)	(377,098)	(365,473)	(377,105)
Total trading results	374,593	1,801,893	563,700	(1,030,656)

Net income (loss)	$388,814	$1,837,072	$613,234	$(985,726)

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$7.07	$33.99	$11.21	$(17.59)

Class D	$8.84	$42.54	$14.04	$(22.02)

Class Z	$11.56	$47.19	$16.90	$(21.17)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2024 to	July 1, 2024 to	April 1, 2024 to	January 1, 2024 to
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total investment income	$492,046	$592,362	$632,409	$602,195
Total expenses	(385,533)	(149,591)	(496,392)	(710,139)
Total trading results	1,209,059	(6,056,958)	1,178,792	5,712,022

Net income (loss)	$1,315,572	$(5,614,187)	$1,314,809	$5,604,078

Increase (decrease) in Net Asset Value per Redeemable Unit:
Class A	$21.56	$(90.57)	$20.39	$85.58

Class D	$26.98	$(113.35)	$25.52	$107.11

Class Z	$30.47	$(117.02)	$29.01	$114.27

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
and
15d-15(e)
under the Exchange Act) as of December 31, 2025 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.
Other Information
.
10b5-1
Trading Plans
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended December 31, 2025, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2025 by the directors and officers of the General Partner.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
.
Not applicable.

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
Patrick T. Egan
, age 56, has been a Director of the General Partner since December 1, 2010. Since December 1, 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 8, 2013, Mr. Egan has been registered as a swap associated person of the General Partner. In addition, from May 2021 to February 2022, Mr. Egan was a branch manager, principal and registered as an associated person of Morgan Stanley Investment Management Inc. (“MSIM”), and was an associate member of the NFA. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly, known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly, known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as
Co-Chief
Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been the Head of Managed Futures for Morgan Stanley, and responsible for the day-to-day
operations and management of the General Partner. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year
terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.
Brooke Lambert
, age 42, has been the Chief Financial Officer, Treasurer and a principal of the General Partner since May 16, 2022. Ms. Lambert has been employed by MSIM, a financial services firm, since July 2014, where her responsibilities include serving as a Vice President and managing the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. From July 2009 to July 2014, Ms. Lambert was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where her responsibilities included serving as a Vice President responsible for the accounting, financial reporting and regulatory reporting of the commodity pools operated by the General Partner. Before joining Morgan Stanley, Ms. Lambert was employed by Citigroup Alternative Investments, a financial services firm, from January 2006 through July 2009, where her responsibilities included serving as an Assistant Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. Ms. Lambert earned her Bachelor of Science in Finance in May 2005 from Towson University.
Victoria Eckstein,
age 44, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 14, 2022. Since November 2022, Ms. Eckstein has served as Chief Operating Officer of Calvert Research and Management (“Calvert”), an investment management company focused on responsible investments. Calvert is a wholly-owned subsidiary of Morgan Stanley and affiliate of the General Partner. Since December 2020, Ms. Eckstein has served as a Managing Director of MSIM, and from December 2020 to November 2022 served as Chief Operating Officer of the Solutions & Multi-Asset Group at MSIM, a collection of business units offering alpha-centric, multi-asset or multi-manager investment solutions. From December 2016 to December 2020, Ms. Eckstein served as an Executive Director of MSIM and from April 2010 to December 2016, Ms. Eckstein served as a Vice President of MSIM. From April 2010 to December 2020, Ms. Eckstein primarily managed the day-to-day
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
Tatiana Segal,
age 57, has been a Director of the General Partner since June 30, 2022, and a principal of the General Partner since July 1, 2022. She has also been a principal of MSIM since October 31, 2019. Ms. Segal joined MSIM as a Managing Director and Head of Risk Management in August 2019. She is responsible for risk management across MSIM business units and risk categories, including investment, operational, and franchise risk, and is a member of the Investment Management Operating Committee and a chair of the Investment Management Risk Committee. Ms. Segal is also a member of Morgan Stanley’s firmwide Risk Committee. In June 2022, in addition to her original role, Ms. Segal was appointed as Global Head of
Non-Financial
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
of Risk Peer Advisory Group NY for 100 Women in Finance, as well as a contributing member of the council of The Directors and Chief Risk Officers. She serves as a board member of the Tenement Museum. Ms. Segal also became a listed principal of Parametric Portfolio Associates LLC, a Morgan Stanley affiliated asset manager and registered commodity pool operator and commodity trading adviser, on June 3, 2025, where she is responsible for risk management across the firm’s suite of portfolio solutions offered directly to institutional investors and indirectly to retail investors through financial intermediaries.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
.
(a)
Security ownership of certain beneficial owners
. As of February 28, 2026, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)
Security ownership of management
. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2025:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	402.8250	84.27%

Principals of the General Partner who own Redeemable Units:*

* Patrick T. Egan	8.3490 Redeemable Units
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
Business,
” “Item 8.
Financial Statements and Supplementary Data
.” and “Item 11.
Executive Compensation
.”
Item 14.
Principal Accountant Fees and Services
.
(1)
Audit Fees
. The aggregate fees billed for each of the last two fiscal years ended December 31, 2025 and 2024 for professional services rendered by Ernst & Young LLP (“EY”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2025	$92,000
2024	$89,925
(2)
Audit-Related Fees
. None.
(3) Tax Fees. The Partnership did not pay EY any amounts in 2025 and 2024 for professional services in connection with tax compliance, tax advice, and tax planning.
(4)
All Other Fees
. None.
(5) Not Applicable.
(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements:

Statements of Financial Condition at December 31, 2025 and 2024.

Condensed Schedules of Investments at December 31, 2025 and 2024.

Statements of Income and Expenses for the years ended December 31, 2025, 2024 and 2023.

Statements of Changes in Partners’ Capital for the years ended December 31, 2025, 2024 and 2023.

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

3.2	Limited Partnership Agreement (filed as Exhibit A to the Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 filed on April 22, 2008 and incorporated herein by reference).

(a)	Amendment No. 1 to the Limited Partnership Agreement, dated May 31, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8—K filed on November 3, 2009 and incorporated herein by reference).

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

10.40	Management Agreement among the Partnership, the General Partner, and Aquantum (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2019 and incorporated herein by reference).

10.41	Management Agreement among the Partnership, the General Partner, and Millburn (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 3, 2020 and incorporated herein by reference).

10.42	Management Agreement among the Partnership, the General Partner, and Episteme (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).

10.43	Management Agreement among the Partnership, the General Partner, and DCM (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2021 and incorporated herein by reference).

10.44	Management Agreement among the Partnership, the General Partner, and Drury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 9, 2023 and incorporated herein by reference).

19.1	Investment Management Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 20, 2025 and incorporated herein by reference).

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

Item 16. Form 10-K Summary. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Tatiana Segal
Patrick T. Egan	Tatiana Segal
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 20, 2026	Date: March 20, 2026

/s/ Brooke Lambert	/s/ Victoria Eckstein
Brooke Lambert	Victoria Eckstein
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 20, 2026
Date: March 20, 2026

Supplemental Information to be Furnished With Reports Filed Pursuant To Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to limited partners.