Form 10-Q
period 2026-03-31
CERES TACTICAL SYSTEMATIC L.P.
filed 2026-05-12
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X
As of April 30, 2026, 43,630.5778 Limited Partnership Class A Redeemable Units were outstanding, 2,310.8510 Limited Partnership Class D Redeemable Units were outstanding, and 75.1730 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	March 31, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in related party trading account:
Unrestricted cash	$39,766,101	$36,300,947
Restricted cash	5,066,841	6,405,350
Foreign cash (cost $209,657 and $763,891 at March 31, 2026 and December 31, 2025, respectively)	206,647	767,583
Net unrealized appreciation on open futures contracts	-	668,526
Net unrealized appreciation on open forward contracts	-	172,829

Total equity in related party trading account	45,039,589	44,315,235

Interest receivable	123,398	118,761

Total assets	$45,162,987	$44,433,996

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$251,004	$-
Net unrealized depreciation on open forward contracts	17,988	-
Accrued expenses:
Ongoing selling agent fees	27,686	27,379
Management fees	22,230	22,013
Incentive fees	94,102	13,425
General Partner fees	32,568	32,266
Professional fees	201,677	155,807
Redemptions payable to General Partner	-	70,003
Redemptions payable to Limited Partners	328,809	828,311

Total liabilities	976,064	1,149,204

Partners’ Capital:
General Partner, Class Z, 402.8250 Redeemable Units outstanding at March 31, 2026 and December 31, 2025	498,512	467,840
Limited Partners, Class A, 44,031.1438 and 46,022.0328 Redeemable Units outstanding at March 31, 2026 and December 31, 2025, respectively	40,908,454	40,203,268
Limited Partners, Class D, 2,310.8510 Redeemable Units outstanding at March 31, 2026 and December 31, 2025	2,686,927	2,526,378
Limited Partners, Class Z, 75.1730 Redeemable Units outstanding at March 31, 2026 and December 31, 2025	93,030	87,306

Total partners’ capital (net asset value)	44,186,923	43,284,792

Total liabilities and partners’ capital	$45,162,987	$44,433,996

Net asset value per Redeemable Unit:
Class A	$929.08	$873.57

Class D	$1,162.74	$1,093.27

Class Z	$1,237.54	$1,161.40

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
March 31, 2026
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	240	$(246,339)	(0.56)%
Energy	77	355,408	0.80
Grains	318	273,640	0.62
Indices	165	99,668	0.23
Interest Rates Non-U.S.	51	(191,715)	(0.43)
Livestock	10	34,743	0.08
Metals	52	(102,859)	(0.23)
Softs	28	20,277	0.04

Total futures contracts purchased		242,823	0.55

Futures Contracts Sold
Currencies	319	284,296	0.64
Energy	40	(89,834)	(0.20)
Grains	214	(472,133)	(1.08)
Indices	122	(102,964)	(0.23)
Interest Rates U.S.	65	(9,992)	(0.02)
Interest Rates Non-U.S.	461	133,242	0.30
Livestock	56	42,930	0.10
Metals	15	(45,486)	(0.10)
Softs	99	(233,886)	(0.53)

Total futures contracts sold		(493,827)	(1.12)

Net unrealized depreciation on open futures contracts		$(251,004)	(0.57)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$72,211,356	$1,068,649	2.42%
Metals	156	731,251	1.65

Total unrealized appreciation on open forward contracts		1,799,900	4.07

Unrealized Depreciation on Open Forward Contracts
Currencies	$77,939,960	(1,022,219)	(2.31)
Metals	125	(795,669)	(1.80)

Total unrealized depreciation on open forward contracts		(1,817,888)	(4.11)

Net unrealized depreciation on open forward contracts		$(17,988)	(0.04)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended
	March 31,

	2026	2025
Investment Income:
Interest income	$346,168	$422,035

Expenses:
Clearing fees related to direct investments	47,792	40,152
Ongoing selling agent fees	83,314	87,176
General Partner fees	98,019	102,633
Management fees	68,004	73,769
Incentive fees	94,102	-
Professional fees	72,007	73,375

Total expenses	463,238	377,105

Net investment income (loss)	(117,070)	44,930

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,955,122	(483,566)
Net change in unrealized gains (losses) on open contracts	(1,117,049)	(547,090)

Total trading results	2,838,073	(1,030,656)

Net income (loss)	$2,721,003	$(985,726)

Net income (loss) per Redeemable Unit*:
Class A	$55.51	$(17.59)

Class D	$69.47	$(22.02)

Class Z	$76.14	$(21.17)

Weighted average Redeemable Units outstanding:
Class A	45,133.3381	52,464.0078

Class D	2,310.8510	2,701.7680

Class Z	477.9980	558.4860

*	Represents the change in net asset value per Redeemable Unit during the period.
See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	$	$	$	$	$	$	$	$
	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(1,294,618)	(1,559.6220)	(198,948)	(186.8340)	-	-	(1,493,566)	(1,746.4560)
Net income (loss)	(918,599)	-	(55,307)	-	(11,820)	-	(985,726)	-

Partners’ Capital, March 31, 2025	$42,250,890	51,444.0528	$2,713,010	2,639.4900	$606,378	558.4860	$45,570,278	54,642.0288

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$40,203,268	46,022.0328	$2,526,378	2,310.8510	$555,146	477.9980	$43,284,792	48,810.8818
Redemptions - Limited Partners	(1,818,872)	(1,990.8890)	-	-	-	-	(1,818,872)	(1,990.8890)
Net income (loss)	2,524,058	-	160,549	-	36,396	-	2,721,003	-

Partners’ Capital, March 31, 2026	$40,908,454	44,031.1438	$2,686,927	2,310.8510	$591,542	477.9980	$44,186,923	46,819.9928

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
During the reporting periods ended March 31, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of March 31, 2026, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The ongoing selling agent fees for the three months ended March 31, 2026 and 2025 for Class A were $78,296 and $81,894, respectively. The ongoing selling agent fees for the three months ended March 31, 2026 and 2025 for Class D were $5,018 and $5,282, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2026 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended March 31, 2026 and 2025, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
first-out
method. Net unrealized gains or losses on open contracts are included as a component of equity in related party trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.
The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2026 and December 31, 2025, the amount of cash held for margin requirements was $5,066,841 and $6,405,350, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $206,647 (cost of $209,657) and $767,583 (cost of $763,891) as of March 31, 2026 and December 31, 2025, respectively.

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
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form
10-K
for the year ended December 31, 2025.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights :
Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$57.94	$72.49	$77.04	$(18.36)	$(22.99)	$(24.25)
Net investment income (loss)	(2.43)	(3.02)	(0.90)	0.77	0.97	3.08

Increase (decrease) for the period	55.51	69.47	76.14	(17.59)	(22.02)	(21.17)
Net asset value per Redeemable Unit, beginning of period	873.57	1,093.27	1,161.40	838.89	1,049.87	1,106.92

Net asset value per Redeemable Unit, end of period	$929.08	$1,162.74	$1,237.54	$821.30	$1,027.85	$1,085.75

	Three Months Ended March 31, 2026						Three Months Ended March 31, 2025
	Class A		Class D		Class Z		Class A		Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	(0.4)	%	(0.4)	%	0.4	%	0.4	%	0.4%	1.1	%

Operating expenses	3.4	%	3.4	%	2.6	%	3.3	%	3.3%	2.5	%
Incentive fees	0.2	%	0.2	%	0.2	%	-	%	-%	-	%

Total expenses	3.6	%	3.6	%	2.8	%	3.3	%	3.3%	2.5	%

Total return:
Total return before incentive fees	6.6	%	6.6	%	6.8	%	(2.1)	%	(2.1)%	(1.9)	%
Incentive fees	(0.2)	%	(0.2)	%	(0.2)	%	-	%	-%	-	%

Total return after incentive fees	6.4	%	6.4	%	6.6	%	(2.1)	%	(2.1)%	(1.9)	%

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
The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the respective Class.

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded by the Partnership during the three months ended March 31, 2026 and 2025 were 2,978 and 2,780, respectively. The monthly average number of metals forward contracts traded by the Partnership during the three months ended March 31, 2026 and 2025 were 298 and 194, respectively. The monthly average notional value of currency forward contracts traded by the Partnership during the three months ended March 31, 2026 and 2025 were $111,864,894 and $70,707,347, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31,
2026 and December 31, 2025, respectively.

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2026	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,766,785	$(1,766,785)	$-	$-	$-	$-
Forwards	1,799,900	(1,799,900)	-	-	-	-

Total assets	$3,566,685	$(3,566,685)	$-	$-	$-	$-

Liabilities
Futures	$(2,017,789)	$1,766,785	$(251,004)	$-	$251,004	$-
Forwards	(1,817,888)	1,799,900	(17,988)	-	17,988	-

Total liabilities	$(3,835,677)	$3,566,685	$(268,992)	$-	$268,992	$-

Net fair value						$-	*

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,228,281	$(1,559,755)	$668,526	$-	$-	$668,526
Forwards	943,618	(770,789)	172,829	-	-	172,829

Total assets	$3,171,899	$(2,330,544)	$841,355	$-	$-	$841,355

Liabilities
Futures	$(1,559,755)	$1,559,755	$-	$-	$-	$-
Forwards	(770,789)	770,789	-	-	-	-

Total liabilities	$(2,330,544)	$2,330,544	$-	$-	$-	$-

Net fair value						$841,355	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
Assets
Futures Contracts
Currencies	$300,958
Energy	552,043
Grains	344,479
Indices	205,744
Interest Rates U.S.	4,367
Interest Rates Non-U.S.	200,285
Livestock	87,053
Metals	22,636
Softs	49,220

Total unrealized appreciation on open futures contracts	1,766,785

Liabilities
Futures Contracts
Currencies	(263,001)
Energy	(286,469)
Grains	(542,972)
Indices	(209,040)
Interest Rates U.S.	(14,359)
Interest Rates Non-U.S.	(258,758)
Livestock	(9,380)
Metals	(170,981)
Softs	(262,829)

Total unrealized depreciation on open futures contracts	(2,017,789)

Net unrealized depreciation on open futures contracts	$(251,004)	*

Assets
Forward Contracts
Currencies	$1,068,649
Metals	731,251

Total unrealized appreciation on open forward contracts	1,799,900

Liabilities
Forward Contracts
Currencies	(1,022,219)
Metals	(795,669)

Total unrealized depreciation on open forward contracts	(1,817,888)

Net unrealized depreciation on open forward contracts	$(17,988)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
Sector	2026		2025
Currencies	$(428,779)		$(608,410)
Energy	2,844,212		(500,237)
Grains	(1,087,808)		(78,042)
Indices	764,349		(434,420)
Interest Rates U.S.	227,712		(109,658)
Interest Rates Non-U.S.	154,075		172,376
Livestock	59,698		77,990
Metals	426,275		782,345
Softs	(121,661)		(332,600)

Total	$2,838,073	***	$(1,030,656)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2026 and December 31, 2025 and for the periods ended March 31, 2026 and 2025, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

	$		$		$		$
March 31, 2026	Total		Level 1		Level 2		Level 3
Assets
Futures		$1,766,785		$1,766,785		$-		$-
Forwards		1,799,900		-		1,799,900		-

Total Assets		$3,566,685		$1,766,785		$1,799,900		$-

Liabilities
Futures		$2,017,789		$2,017,789		$-		$-
Forwards		1,817,888		-		1,817,888		-

Total Liabilities		$3,835,677		$2,017,789		$1,817,888		$-

	$		$		$		$
December 31, 2025	Total		Level 1		Level 2		Level 3
Assets
Futures		$2,228,281		$2,228,281		$-		$-
Forwards		943,618		-		943,618		-

Total Assets		$3,171,899		$2,228,281		$943,618		$-

Liabilities
Futures		$1,559,755		$1,559,755		$-		$-
Forwards		770,789		-		770,789		-

Total Liabilities		$2,330,544		$1,559,755		$770,789		$-

6.	Financial Instrument Risks:
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
Futures Contracts.
The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make initial margin deposits of cash or other assets and may require variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s Statements of Income and Expenses.

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
London Metal Exchange Forward Contracts.
Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc and other metals. LME contracts traded by the Partnership are cash-settled based on prompt dates published by the LME. Variation margin payments may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make initial margin deposits of cash or other assets and may require variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s Statements of Income and Expenses.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

Geopolitical relations and conflicts between governments may have significant macroeconomic effects on the global economy, and impact the markets in which the Partnership has invested or seeks to make investments. Armed conflicts among countries, as well as economic sanctions, for example, have created, and may in the future create, volatility in the price of various commodities and may lead to a deterioration in the political and trade relationships that exist between the countries involved, which in turn have a negative impact on business activity globally, and therefore could affect the performance of the Partnership’s investments. Uncertainties regarding these conflicts and potential future conflicts, and the varying involvement of the United States and other countries, make it difficult to predict what the ultimate impact on global economic and market conditions will be, and presents material uncertainty and risk with respect to the Partnership and the performance of its investments or operations, and the ability of the Partnership to achieve its investment objectives. Additionally, to the extent that investors, service providers and/or other third parties have material operations or assets in the countries involved in these conflicts, they may have their operations disrupted and/or suffer adverse consequences related to the ongoing conflicts.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2026.

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

For the three months ended March 31, 2026, the Partnership’s capital increased 2.1% from $43,284,792 to $44,186,923. This increase was attributable to a net income of $2,721,003, which was partially offset by redemptions of 1,990.8890 Class A limited partner Redeemable Units totaling $1,818,872. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2026, the Partnership’s net asset value per Class A Redeemable Unit increased 6.4% from $873.57 to $929.08 as compared to a decrease of 2.1% in the same period of 2025. During the Partnership’s first quarter of 2026, the Partnership’s net asset value per Class D Redeemable Unit increased 6.4% from $1,093.27 to $1,162.74 as compared to a decrease of 2.1% in the same period of 2025. During the Partnership’s first quarter of 2026, the Partnership’s net asset value per Class Z Redeemable Unit increased 6.6% from $1,161.40 to $1,237.54 as compared to a decrease of 1.9% in the same period of 2025. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2026 of $2,838,073. Gains were primarily attributable to the Partnership’s trading in energy, indices, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, grains and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2025 of $1,030,656. Losses were primarily attributable to the Partnership’s trading in currencies, energy, grains, indices, U.S. interest rates and softs and were partially offset by gains in non-U.S. interest rates, livestock and metals.

The Partnership’s most notable gains during the first quarter were generated within the energy sector from long futures positions in crude oil and several of its refined products. Oil prices rose sharply throughout January, February, and March amid supply-side concerns and the escalating military conflict in the Middle East. Additional gains were recorded during January and February in the global stock index markets from long positions in Asian and European equity index futures, as expectations for government measures to support regional economies boosted stock prices. Within the metals markets, gains were recorded during January and February from long positions in gold futures, as prices advanced to record highs amid increased investor demand. Gains in the global fixed income sector were recorded during February from long positions in European and Canadian fixed income futures, as declining yields reflected investor assessments of the near-term monetary policy outlook among major central banks. A portion of the Partnership’s overall trading gains for the first quarter was offset by losses in the grains markets during January, February, and March from short positions in soybean oil futures, as prices increased amid sustained demand for biofuel production. In the currency markets, losses were recorded during January from short positions in the Swiss franc and euro against the U.S. dollar, as the dollar weakened against major counterparts. Additional currency losses were incurred during February from long positions in the British pound, as speculation the Bank of England would cut interest rates in the near term pressured the pound lower.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three months ended March 31, 2026 decreased by $75,867 as compared to the corresponding period in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2026 as compared to the corresponding period in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2026 increased by $7,640 as compared to the corresponding period in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2026 decreased by $3,862 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2026 decreased by $4,614 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2026 decreased by $5,765 as compared to the corresponding period in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three months ended March 31, 2026 as compared to the corresponding period in 2025.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2026 and 2025 resulted in incentive fees of $94,102 and $0, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2026 and December 31, 2025, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)	December 31, 2025	December 31, 2025 (percentage of Partners’ Capital)
DCM	$11,816,544	27%	$11,540,477	27%
Drury	$5,822,598	13%	$5,027,696	12%
Episteme	$11,573,213	26%	$12,347,667	28%
Millburn	$12,886,374	29%	$11,407,764	26%
Unallocated	$2,088,194	5%	$2,961,188	7%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of March 31, 2026, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of March 31, 2026 and December 31, 2025. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of March 31, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended March 31, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2026, the Partnership’s total capitalization was $44,186,923.

March 31, 2026

			Three Months Ended March 31, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$865,338	1.96%	$891,250	$345,787	$606,695
Energy	598,592	1.35	1,263,465	487,523	1,005,263
Grains	513,776	1.16	783,146	460,007	646,008
Indices	1,381,767	3.13	2,209,639	940,296	1,679,572
Interest Rates U.S.	260,207	0.59	663,176	238,495	452,937
Interest Rates Non-U.S.	543,413	1.23	1,446,082	444,287	1,034,537
Livestock	146,960	0.33	158,510	82,803	109,971
Metals	517,114	1.17	955,904	419,444	722,937
Softs	204,351	0.46	405,398	196,027	306,660

Total	$5,031,518	11.38%

*	Average of daily Values at Risk.

As of December 31, 2025, the Partnership’s total capitalization was $43,284,792.

December 31, 2025

			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$371,785	0.86%	$1,095,161	$316,194	$600,459
Energy	1,076,518	2.49	2,273,526	990,985	1,437,513
Grains	460,007	1.06	832,031	357,050	600,888
Indices	1,591,451	3.68	3,138,325	948,821	1,801,924
Interest Rates U.S.	483,334	1.12	737,763	82,668	402,712
Interest Rates Non-U.S.	1,175,347	2.72	1,586,128	536,262	1,066,240
Livestock	113,850	0.26	219,230	26,510	104,289
Metals	754,251	1.74	854,477	523,896	676,686
Softs	288,705	0.67	542,726	264,214	433,586

Total	$6,315,248	14.60%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including the Company. As a consolidated subsidiary of Morgan Stanley, the Company does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2025, 2024, 2023, 2022, and 2021. In addition, the Company annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of the Company’s 2025 Audited Financial Statement.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the third-party entities that are, or would otherwise be, the primary defendants in such cases are bankrupt, in financial distress, or may not honor applicable indemnification obligations. These actions have included, but are not limited to, antitrust claims, claims under various false claims act statutes, and matters arising from our Markets business, and our activities in the capital markets.

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

Civil Litigation

Beginning in February of 2016, the Company was named as a defendant in multiple purported antitrust class actions now consolidated into a single proceeding in the United States District Court for the Southern District of New York (“SDNY”) styled In Re: Interest Rate Swaps Antitrust Litigation. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. and New York state antitrust laws from 2008 through December of 2016 in connection with alleged efforts to prevent the development of electronic exchange-based platforms for interest rate swaps trading. Complaints were filed both on behalf of a purported class of investors who purchased interest rate swaps from defendants, as well as on behalf of three operators of swap execution facilities that allegedly were thwarted by the defendants in their efforts to develop such platforms. The consolidated complaints seek, inter alia, certification of the investor class of plaintiffs and treble damages. On July 28, 2017, the court granted in part and denied in part the defendants’ motion to dismiss the complaints. On December 15, 2023, the court denied the class plaintiffs’ motion for class certification. On December 29, 2023, the class plaintiffs petitioned the United States Court of Appeals for the Second Circuit for leave to appeal that decision. On February 28, 2024, the parties reached an agreement in principle to settle the class claims. On July 17, 2025, the court granted final approval of the settlement. The claims brought by the three operators of swap execution facilities remain pending, and on March 12, 2026, defendants filed a motion for summary judgment.

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026.

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
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s
Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended March 31, 2026, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	1,029.1030	$903.01	N/A	N/A
February 1, 2026 - February 28, 2026	607.8780	$922.51	N/A	N/A
March 1, 2026 - March 31, 2026	353.9080	$929.08	N/A	N/A
	1,990.8890	$913.60

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed
by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended March 31, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 12, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 12, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.