Form 10-Q
period 2026-06-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2026-08-11
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
of the Exchange Act).
Yes

No
X

As of July 31, 2026, 42,430.3688 Limited Partnership Class A Redeemable Units were outstanding, 2,232.2470 Limited Partnership Class D Redeemable Units were outstanding, and 75.1730 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	June 30, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in related party trading account:
Unrestricted cash	$37,071,631	$36,300,947
Restricted cash	6,479,920	6,405,350
Foreign cash (cost $451,057 and $763,891 at June 30, 2026 and December 31, 2025, respectively)	442,966	767,583
Net unrealized appreciation on open futures contracts	706,403	668,526
Net unrealized appreciation on open forward contracts	–	172,829

Total equity in related party trading account	44,700,920	44,315,235

Interest receivable	113,569	118,761

Total assets	$44,814,489	$44,433,996

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$21,769	$–
Accrued expenses:
Ongoing selling agent fees	27,613	27,379
Management fees	22,595	22,013
Incentive fees	173,296	13,425
General Partner fees	32,518	32,266
Professional fees	168,077	155,807
Redemptions payable to General Partner	40,000	70,003
Redemptions payable to Limited Partners	145,501	828,311

Total liabilities	631,369	1,149,204

Partners’ Capital:
General Partner, Class Z, 371.3030 and 402.8250 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	471,161	467,840
Limited Partners, Class A, 43,077.3138 and 46,022.0328 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	40,960,211	40,203,268
Limited Partners, Class D, 2,232.2470 and 2,310.8510 Redeemable Units outstanding at June 30, 2026 and December 31, 2025, respectively	2,656,358	2,526,378
Limited Partners, Class Z, 75.1730 Redeemable Units outstanding at June 30, 2026 and December 31, 2025	95,390	87,306

Total partners’ capital (net asset value)	44,183,120	43,284,792

Total liabilities and partners’ capital	$44,814,489	$44,433,996

Net asset value per Redeemable Unit:
Class A	$950.85	$873.57

Class D	$1,189.99	$1,093.27

Class Z	$1,268.94	$1,161.40

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
June 30, 2026
(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	170	$6,064	0.01%
Energy	54	(134,317)	(0.31)
Grains	179	(92,347)	(0.21)
Indices	227	(199,790)	(0.45)
Interest Rates U.S.	152	(6,317)	(0.01)
Interest Rates Non-U.S.	291	123,180	0.28
Livestock	52	16,560	0.04
Metals	50	(43,364)	(0.10)
Softs	30	95,363	0.22

Total futures contracts purchased		(234,968)	(0.53)

Futures Contracts Sold
Currencies	369	479,783	1.08
Energy	52	51,430	0.12
Grains	440	171,823	0.39
Indices	196	317,756	0.72
Interest Rates U.S.	38	4,195	0.01
Interest Rates Non-U.S.	306	(53,154)	(0.12)
Livestock	35	16,300	0.04
Metals	23	95,573	0.21
Softs	112	(142,335)	(0.32)

Total futures contracts sold		941,371	2.13

Net unrealized appreciation on open futures contracts		$706,403	1.60%

Unrealized Appreciation on Open Forward Contracts
Currencies	$75,838,076	$953,663	2.16%
Metals	160	1,084,800	2.45

Total unrealized appreciation on open forward contracts		2,038,463	4.61

Unrealized Depreciation on Open Forward Contracts
Currencies	$61,473,025	(775,417)	(1.75)
Metals	145	(1,284,815)	(2.91)

Total unrealized depreciation on open forward contracts		(2,060,232)	(4.66)

Net unrealized depreciation on open forward contracts		$(21,769)	(0.05)%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment Income from Related Party:
Interest income	$348,981	$415,007	$695,149	$837,042

Expenses:
Clearing fees related to direct investments	42,734	39,826	90,526	79,978
Ongoing selling agent fees	83,108	84,216	166,422	171,392
General Partner fees	97,853	99,182	195,872	201,815
Management fees	68,067	69,717	136,071	143,486
Incentive fees	173,296	–	267,398	–
Professional fees	72,187	72,532	144,194	145,907

Total expenses	537,245	365,473	1,000,483	742,578

Net investment income (loss)	(188,264)	49,534	(305,334)	94,464

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	269,053	325,483	4,224,175	(158,083)
Net change in unrealized gains (losses) on open contracts	948,545	238,217	(168,504)	(308,873)

Total trading results	1,217,598	563,700	4,055,671	(466,956)

Net income (loss)	$1,029,334	$613,234	$3,750,337	$(372,492)

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(2,106,061)	(2,546.3200)	(198,948)	(186.8340)	–	–	(2,305,009)	(2,733.1540)
Net income (loss)	(351,836)	–	(18,272)	–	(2,384)	–	(372,492)	–

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308

Partners’ Capital, March 31, 2025	$42,250,890	51,444.0528	$2,713,010	2,639.4900	$606,378	558.4860	$45,570,278	54,642.0288
Redemptions - Limited Partners	(811,443)	(986.6980)	–	–	–	–	(811,443)	(986.6980)
Net income (loss)	566,763	–	37,035	–	9,436	–	613,234	–

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308

	Class A		Class D		Class Z		Total
		Redeemable		Redeemable		Redeemable		Redeemable
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2025	$40,203,268	46,022.0328	$2,526,378	2,310.8510	$555,146	477.9980	$43,284,792	48,810.8818
Redemptions - General Partner	–	–	–	–	(40,000)	(31.5220)	(40,000)	(31.5220)
Redemptions - Limited Partners	(2,719,467)	(2,944.7190)	(92,542)	(78.6040)	–	–	(2,812,009)	(3,023.3230)
Net income (loss)	3,476,410	–	222,522	–	51,405	–	3,750,337	–

Partners’ Capital, June 30, 2026	$40,960,211	43,077.3138	$2,656,358	2,232.2470	$566,551	446.4760	$44,183,120	45,756.0368

Partners’ Capital, March 31, 2026	$40,908,454	44,031.1438	$2,686,927	2,310.8510	$591,542	477.9980	$44,186,923	46,819.9928
Redemptions - General Partner	–	–	–	–	(40,000)	(31.5220)	(40,000)	(31.5220)
Redemptions - Limited Partners	(900,595)	(953.8300)	(92,542)	(78.6040)	–	–	(993,137)	(1,032.4340)
Net income (loss)	952,352	–	61,973	–	15,009	–	1,029,334	–

Partners’ Capital, June 30, 2026	$40,960,211	43,077.3138	$2,656,358	2,232.2470	$566,551	446.4760	$44,183,120	45,756.0368

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
During the reporting periods ended June 30, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of June 30, 2026, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The ongoing selling agent fees for the three and six months ended June 30, 2026 for Class A were $77,997 and $156,293, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class A were $79,098 and $160,992, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2026 for Class D were $5,111 and $10,129, respectively. The ongoing selling agent fees for the three and six months ended June 30, 2025 for Class D were $5,118 and $10,400, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2026 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its s ole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2026 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form
10-K
(the “Form
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
The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended June 30, 2026 and 2025, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash.
The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $6,479,920 and $6,405,350, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $442,966 (cost of $451,057) and $767,583 (cost of $763,891) as of June 30, 2026 and December 31, 2025, respectively.

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
Accordingly, the Partnership follows the investment company accounting and reporting guidance of
Financial Services—
Investment Companies (Topic 946)
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
10-K
for the year ended December 31, 2025.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended			Three Months Ended			Six Months Ended				Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026				June 30, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z		Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the Net realized and unrealized gains (losses)	$25.79	$32.28	$34.37	$10.33	$12.94	$13.69	$83.70	$104.75	$111.41		$(8.03)	$(10.05)	$(10.56)
Net investment income (loss)	(4.02)	(5.03)	(2.97)	0.88	1.10	3.21	(6.42)	(8.03)	(3.87)		1.65	2.07	6.29

Increase (decrease) for the period	21.77	27.25	31.40	11.21	14.04	16.90	77.28	96.72	107.54		(6.38)	(7.98)	(4.27)
Net asset value per Redeemable Unit, beginning of period	929.08	1,162.74	1,237.54	821.30	1,027.85	1,085.75	873.57	1,093.27	1,161.40		838.89	1,049.87	1,106.92

Net asset value per Redeemable Unit, end of period	$950.85	$1,189.99	$1,268.94	$832.51	$1,041.89	$1,102.65	$950.85	$1,189.99	$1,268.94		$832.51	$1,041.89	$1,102.65

	Three Months Ended			Three Months Ended			Six Months Ended				Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026				June 30, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z		Class A	Class D	Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	(0.5)%	(0.5)%	0.2%	0.4%	0.4%	1.2%	(0.8)%	(0.8)%	(0.0	)%****	0.4%	0.4%	1.2%

Operating expenses	3.3%	3.3%	2.5%	3.3%	3.2%	2.5%	3.4%	3.4%	2.6%		3.3%	3.3%	2.5%
Incentive fees	0.4%	0.4%	0.4%	-%	-%	-%	0.6%	0.6%	0.6%		-%	-%	-%

Total expenses	3.7%	3.7%	2.9%	3.3%	3.2%	2.5%	4.0%	4.0%	3.2%		3.3%	3.3%	2.5%

Total return:
Total return before incentive fees	2.7%	2.7%	2.9%	1.4%	1.4%	1.6%	9.5%	9.5%	9.9%		(0.8)%	(0.8)%	(0.4)%
Incentive fees	(0.4)%	(0.4)%	(0.4)%	-%	-%	-%	(0.7)%	(0.7)%	(0.6)%		-%	-%	-%

Total return after incentive fees	2.3%	2.3%	2.5%	1.4%	1.4%	1.6%	8.8%	8.8%	9.3%		(0.8)%	(0.8)%	(0.4)%

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
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 2,837 and 2,652, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 2,908 and 2,716, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were 302 and 299, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were 300 and 246, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2026 and 2025 were $111,818,285 and $68,617,298, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2026 and 2025 were $111,841,589 and $69,662,323, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025, respectively.

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2026	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$1,876,884	$(1,170,481)	$706,403	$–	$–	$706,403
Forwards	2,038,463	(2,038,463)	–	–	–	–

Total assets	$3,915,347	$(3,208,944)	$706,403	$–	$–	$706,403

Liabilities
Futures	$(1,170,481)	$1,170,481	$–	$–	$–	$–
Forwards	(2,060,232)	2,038,463	(21,769)	–	21,769	–

Total liabilities	$(3,230,713)	$3,208,944	$(21,769)	$–	$21,769	$–

Net fair value						$706,403	*

		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2025	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$2,228,281	$(1,559,755)	$668,526	$–	$–	$668,526
Forwards	943,618	(770,789)	172,829	–	–	172,829

Total assets	$3,171,899	$(2,330,544)	$841,355	$–	$–	$841,355

Liabilities
Futures	$(1,559,755)	$1,559,755	$–	$–	$–	$–
Forwards	(770,789)	770,789	–	–	–	–

Total liabilities	$(2,330,544)	$2,330,544	$–	$–	$–	$–

Net fair value						$841,355	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of June 30, 2026 and December 31, 2025, respectively.

June 30,
2026
Assets
Futures Contracts
Currencies	$499,492
Energy	160,164
Grains	219,227
Indices	565,148
Interest Rates U.S.	31,375
Interest Rates Non-U.S.	153,360
Livestock	43,640
Metals	101,557
Softs	102,921

Total unrealized appreciation on open futures contracts	1,876,884

Liabilities
Futures Contracts
Currencies	(13,645)
Energy	(243,051)
Grains	(139,751)
Indices	(447,182)
Interest Rates U.S.	(33,497)
Interest Rates Non-U.S.	(83,334)
Livestock	(10,780)
Metals	(49,348)
Softs	(149,893)

Total unrealized depreciation on open futures contracts	(1,170,481)

Net unrealized appreciation on open futures contracts	$706,403 *

Assets
Forward Contracts
Currencies	$953,663
Metals	1,084,800

Total unrealized appreciation on open forward contracts	2,038,463

Liabilities
Forward Contracts
Currencies	(775,417)
Metals	(1,284,815)

Total unrealized depreciation on open forward contracts	(2,060,232)

Net unrealized depreciation on open forward contracts	$(21,769)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2026		2025		2026		2025
Currencies	$ 1,797,151		$ (175,565)		$ 1,368,372		$ (783,975)
Energy	(427,168)		(715,822)		2,417,044		(1,216,059)
Grains	(132,832)		633,766		(1,220,640)		555,724
Indices	469,389		633,511		1,233,738		199,091
Interest Rates U.S.	41,484		(352,742)		269,196		(462,400)
Interest Rates Non-U.S.	(150,305)		129,650		3,770		302,026
Livestock	277,703		130,688		337,401		208,678
Metals	(406,985)		23,965		19,290		806,310
Softs	(250,839)		256,249		(372,500)		(76,351)

Total	$ 1,217,598	***	$ 563,700	***	$ 4,055,671	***	$ (466,956)	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
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
The Partnership considers prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded
forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2026 and December 31, 2025 and for the periods ended June 30, 2026 and 2025, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

June 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,876,884	$1,876,884	$-	$-
Forwards	2,038,463	-	2,038,463	-

Total Assets	$3,915,347	$1,876,884	$2,038,463	$-

Liabilities
Futures	$1,170,481	$1,170,481	$-	$-
Forwards	2,060,232	-	2,060,232	-

Total Liabilities	$3,230,713	$1,170,481	$2,060,232	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,228,281	$2,228,281	$-	$-
Forwards	943,618	-	943,618	-

Total Assets	$3,171,899	$2,228,281	$943,618	$-

Liabilities
Futures	$1,559,755	$1,559,755	$-	$-
Forwards	770,789	-	770,789	-

Total Liabilities	$2,330,544	$1,559,755	$770,789	$-

6.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2026.

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

For the six months ended June 30, 2026, the Partnership’s capital increased 2.1% from $43,284,792 to $44,183,120. This increase was attributable to a net income of $3,750,337, which was partially offset by redemptions of 2,944.7190 Class A limited partner Redeemable Units totaling $2,719,467, redemptions of 78.6040 Class D limited partner Redeemable Units totaling $92,542 and redemptions of 31.5220 Class Z General Partner Redeemable Units totaling $40,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of trading results or net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2026, the Partnership’s net asset value per Class A Redeemable Unit increased 2.3% from $929.08 to $950.85 as compared to an increase of 1.4% in the same period of 2025. During the Partnership’s second quarter of 2026, the Partnership’s net asset value per Class D Redeemable Unit increased 2.3% from $1,162.74 to $1,189.99 as compared to an increase of 1.4% in the same period of 2025. During the Partnership’s second quarter of 2026, the Partnership’s net asset value per Class Z Redeemable Unit increased 2.5% from $1,237.54 to $1,268.94 as compared to an increase of 1.6% in the same period of 2025. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2026 of $1,217,598. Gains were primarily attributable to the Partnership’s trading in currencies, indices, U.S. interest rates and livestock and were partially offset by losses in energy, grains, non-U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2025 of $563,700. Gains were primarily attributable to the Partnership’s trading in grains, indices, non-U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, energy and U.S. interest rates.

During the second quarter, the Partnership’s most meaningful gains were achieved within the currency sector during June from short positions in the euro, Japanese yen, New Zealand dollar, Canadian dollar, and Swiss franc versus the U.S. dollar, as the relative value of the U.S. currency strengthened amid expectations for a more hawkish interest rate policy stance from the Federal Reserve. Additional gains in the currency sector were recorded in April from long positions in the British pound and Australian dollar. In global stock index markets, gains were generated in April from long positions in U.S. and European equity index futures, as easing inflation concerns, strong corporate earnings, and strengthening investor sentiment boosted stock prices. Partially offsetting the Partnership’s second-quarter trading gains were losses incurred in the energy markets during May and June from long futures positions in global crude oil and its refined products, as prices reversed lower amid signs that hostilities in the Middle East were easing. Additional losses were experienced during June in the metals markets from long positions in gold and silver futures, as a stronger U.S. dollar weighed on precious metals prices. Further losses were incurred in the agricultural markets in April from short positions in soybean oil, wheat, and cotton futures, as higher fertilizer costs and adverse weather conditions drove prices higher. The Partnership also recorded net losses in global fixed income futures during May from short positions in European fixed income futures.

During the Partnership’s six months ended June 30, 2026, the Partnership’s net asset value per Class A Redeemable Unit increased 8.8% from $873.57 to $950.85 as compared to a decrease of 0.8% in the same period of 2025. During the Partnership’s six months ended June 30, 2026, the Partnership’s net asset value per Class D Redeemable Unit increased 8.8% from $1,093.27 to $1,189.99 as compared to a decrease of 0.8% in the same period of 2025. During the Partnership’s six months ended June 30, 2026, the Partnership’s net asset value per Class Z Redeemable Unit increased 9.3% from $1,161.40 to $1,268.94 as compared to a decrease of 0.4% in the same period of 2025. The Partnership experienced a net trading gain before fees and expenses in the six months of 2026 of $4,055,671. Gains were primarily attributable to the Partnership’s trading in currencies, energy, indices, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in grains and softs. The Partnership experienced a net trading loss before fees and expenses in the six months of 2025 of $466,956. Losses were primarily attributable to the Partnership’s trading in currencies, energy, U.S. interest rates and softs and were partially offset by gains in grains, indices, non-U.S. interest rates, livestock and metals.

During the first six months of the year, the Partnership’s most meaningful trading gains were generated in the energy sector from long futures positions in crude oil and refined products. Oil prices rose sharply throughout the first quarter amid supply-side concerns and the escalating military conflict in the Middle East. In the currency sector, gains were primarily recorded during June from short positions in the euro, Japanese yen, New Zealand dollar, Canadian dollar, and Swiss franc against the U.S. dollar, as the relative value of the U.S. currency strengthened amid expectations for a more hawkish Federal Reserve policy stance. In the global stock index markets, gains were generated from long positions during January and February in Asian and European equity index futures, as expectations for government measures to support regional economies lifted stock prices. Additional global stock index gains were generated during April from long positions in U.S. and European equity index futures, as easing inflation concerns, strong corporate earnings, and strengthening investor sentiment supported stock prices. Gains in the global fixed income sector were recorded during February from long positions in European and Canadian fixed income futures, as declining yields reflected investor expectations for the near-term monetary policy path of major central banks. Additional fixed income futures gains were generated in April from short positions in U.S. fixed income futures. In the metals markets, gains were recorded during January and February from long positions in gold futures, as increased investor demand helped push prices to record highs. Partially offsetting the Partnership’s first-half trading gains were losses in the agricultural markets during January, February, and March from short positions in soybean oil futures, as prices increased amid sustained demand for biofuel production. Additional agricultural losses were recorded in April from short positions in soybean oil, wheat, and cotton futures, as higher fertilizer costs and adverse weather conditions drove prices higher.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and six months ended June 30, 2026 decreased by $66,026 and $141,893, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2026 increased by $2,908 and $10,548, respectively, as compared to the corresponding periods in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2026 decreased by $1,108 and $4,970, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2026 decreased by $1,329 and $5,943, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2026 decreased by $1,650 and $7,415, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and six months ended June 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2026 resulted in incentive fees of $173,296 and $267,398, respectively. Trading performance for the three and six months ended June 30, 2025 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of June 30, 2026 and March 31, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)	March 31, 2026	March 31, 2026 (percentage of Partners’ Capital)
DCM	$12,756,547	29%	$11,816,544	27%
Drury	$6,039,925	14%	$5,822,598	13%
Episteme	$11,279,271	25%	$11,573,213	26%
Millburn	$12,320,102	28%	$12,886,374	29%
Unallocated	$1,787,275	4%	$2,088,194	5%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of June 30, 2026, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of June 30, 2026 and December 31, 2025. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of June 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended June 30, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2026, the Partnership’s total capitalization was $44,183,120.

		June 30, 2026
			Three Months Ended June 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$849,630	1.92%	$975,703	$742,957	$852,424
Energy	515,730	1.17	1,103,329	434,276	813,495
Grains	595,990	1.35	739,506	489,938	612,962
Indices	2,270,286	5.14	2,619,794	1,007,304	2,033,569
Interest Rates U.S.	309,097	0.70	465,131	156,276	292,837
Interest Rates Non-U.S.	975,129	2.21	975,129	508,844	692,665
Livestock	101,750	0.23	240,570	98,973	165,097
Metals	427,853	0.97	769,410	338,998	626,225
Softs	245,649	0.56	365,294	154,347	247,704

Total	$6,291,114	14.25%

*	Average of daily Values at Risk.

As of December 31, 2025, the Partnership’s total capitalization was $43,284,792.

		December 31, 2025
			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$371,785	0.86%	$1,095,161	$316,194	$600,459
Energy	1,076,518	2.49	2,273,526	990,985	1,437,513
Grains	460,007	1.06	832,031	357,050	600,888
Indices	1,591,451	3.68	3,138,325	948,821	1,801,924
Interest Rates U.S.	483,334	1.12	737,763	82,668	402,712
Interest Rates Non-U.S.	1,175,347	2.72	1,586,128	536,262	1,066,240
Livestock	113,850	0.26	219,230	26,510	104,289
Metals	754,251	1.74	854,477	523,896	676,686
Softs	288,705	0.67	542,726	264,214	433,586

Total	$6,315,248	14.60%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, the Company, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of the Company. The Company may establish reserves from time to time in connection with such actions.

Item 1A.
Risk Factors
.
There have been no material changes to the risk factors set forth under Part I, Item 1A. “
Risk Factors
.” in the Partnership’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 and under Part II, Item 1A. “
Risk Factors
.” in the Partnership’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2026 other than as disclosed in Note 6,
“Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
.
For the three months ended June 30, 2026, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs

April 1, 2026 - April 30, 2026	400.5660	$945.11	N/A	N/A	N/A	N/A

May 1, 2026 - May 31, 2026	400.2410	$940.72	78.6040	$1,177.31	N/A	N/A

June 1, 2026 - June 30, 2026	153.0230	$950.85	N/A	N/A	N/A	N/A

	953.8300	$944.19	78.6040	$1,177.31

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended June 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by the directors and officers of the General Partner.

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	August 11, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.