Form 10-Q
period 2026-09-30
CERES TACTICAL SYSTEMATIC L.P.
filed 2026-11-10
CIK 1209709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
 No __
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes
X
 No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X
Smaller reporting company __	Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
__
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __  No
X
As of October 31, 2026, 41,105.6548 Limited Partnership Class A Redeemable Units were outstanding, 2,232.2470 Limited Partnership Class D Redeemable Units were outstanding, and 75.1730 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
.
Ceres Tactical Systematic L.P.
Statements of Financial Condition

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Equity in related party trading account:	$34,382,623	$36,300,947
Unrestricted cash
Restricted cash	7,376,237	6,405,350
Foreign cash (cost $454,629 and $763,891 at September 30, 2026 and December 31, 2025, respectively)	447,372	767,583
Net unrealized appreciation on open futures contracts	1,879,328	668,526
Net unrealized appreciation on open forward contracts	266,591	172,829

Total equity in related party trading account	44,352,151	44,315,235

Interest receivable	112,690	118,761

Total assets	$44,464,841	$44,433,996

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$27,423	$27,379
Management fees	22,395	22,013
Incentive fees	24,991	13,425
General Partner fees	32,254	32,266
Professional fees	204,284	155,807
Redemptions payable to General Partner	-	70,003
Redemptions payable to Limited Partners	298,754	828,311

Total liabilities	610,101	1,149,204

Partners’ Capital:
General Partner, Class Z, 371.3030 and 402.8250 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	485,401	467,840
Limited Partners, Class A, 41,462.3208 and 46,022.0328 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	40,539,582	40,203,268
Limited Partners, Class D, 2,232.2470 and 2,310.8510 Redeemable Units outstanding at September 30, 2026 and December 31, 2025, respectively	2,731,484	2,526,378
Limited Partners, Class Z, 75.1730 Redeemable Units outstanding at September 30, 2026 and December 31, 2025	98,273	87,306

Total partners’ capital (net asset value)	43,854,740	43,284,792

Total liabilities and partners’ capital	$44,464,841	$44,433,996

Net asset value per Redeemable Unit:
Class A	$977.75	$873.57

Class D	$1,223.65	$1,093.27

Class Z	$1,307.29	$1,161.40

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Condensed Schedule of Investments
September 30, 2026
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	156	$(135,291)	(0.31)%
Energy	180	484,521	1.10
Grains	186	250,357	0.57
Indices	253	21,013	0.05
Interest Rates U.S.	14	(39,063)	(0.09)
Interest Rates Non-U.S.	240	(271,683)	(0.62)
Livestock	19	12,008	0.03
Metals	23	(194,806)	(0.44)
Softs	45	(48,951)	(0.11)

Total futures contracts purchased		78,105	0.18

Futures Contracts Sold
Currencies	294	543,161	1.24
Energy	108	(72,454)	(0.17)
Grains	423	112,700	0.26
Indices	244	171,643	0.39
Interest Rates U.S.	85	125,258	0.29
Interest Rates Non-U.S.	554	628,716	1.43
Livestock	39	19,810	0.05
Metals	117	110,079	0.25
Softs	50	162,310	0.37

Total futures contracts sold		1,801,223	4.11

Net unrealized appreciation on open futures contracts		$1,879,328	4.29%

Unrealized Appreciation on Open Forward Contracts
Currencies	$58,113,983	$911,271	2.08%
Metals	148	398,796	0.91

Total unrealized appreciation on open forward contracts		1,310,067	2.99

Unrealized Depreciation on Open Forward Contracts
Currencies	$51,999,929	(667,573)	(1.52)
Metals	154	(375,903)	(0.86)

Total unrealized depreciation on open forward contracts		(1,043,476)	(2.38)

Net unrealized appreciation on open forward contracts		$266,591	0.61%

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

Ceres Tactical Systematic L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment Income from Related Party:
Interest income	$336,171	$412,277	$1,031,320	$1,249,319

Expenses:
Clearing fees related to direct investments	44,642	39,929	135,168	119,907
Ongoing selling agent fees	79,710	85,783	246,132	257,175
General Partner fees	93,730	101,042	289,602	302,857
Management fees	65,170	72,422	201,241	215,908
Incentive fees	24,991	5,214	292,389	5,214
Professional fees	71,459	72,708	215,653	218,615

Total expenses	379,702	377,098	1,380,185	1,119,676

Net investment income (loss)	(43,531)	35,179	(348,865)	129,643

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(253,521)	1,031,038	3,970,654	872,955
Net change in unrealized gains (losses) on open contracts	1,462,119	770,855	1,293,615	461,982

Total trading results	1,208,598	1,801,893	5,264,269	1,334,937

Net income (loss)	$1,165,067	$1,837,072	$4,915,404	$1,464,580

See accompanying notes to financial statements.

Ceres Tactical Systematic L.P.
Statements of Changes in Partners’ Capital
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2024	$44,464,107	53,003.6748	$2,967,265	2,826.3240	$618,198	558.4860	$48,049,570	56,388.4848
Redemptions - Limited Partners	(3,492,978)	(4,166.2970)	(198,948)	(186.8340)	-	-	(3,691,926)	(4,353.1310)
Net income (loss)	1,346,589	-	94,020	-	23,971	-	1,464,580	-

Partners’ Capital, September 30, 2025	$42,317,718	48,837.3778	$2,862,337	2,639.4900	$642,169	558.4860	$45,822,224	52,035.3538

Partners’ Capital, June 30, 2025	$42,006,210	50,457.3548	$2,750,045	2,639.4900	$615,814	558.4860	$45,372,069	53,655.3308
Redemptions - Limited Partners	(1,386,917)	(1,619.9770)	-	-	-	-	(1,386,917)	(1,619.9770)
Net income (loss)	1,698,425	-	112,292	-	26,355	-	1,837,072	-

Partners’ Capital, September 30, 2025	$42,317,718	48,837.3778	$2,862,337	2,639.4900	$642,169	558.4860	$45,822,224	52,035.3538

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2025	$40,203,268	46,022.0328	$2,526,378	2,310.8510	$555,146	477.9980	$43,284,792	48,810.8818
Redemptions - General Partner	-	-	-	-	(40,000)	(31.5220)	(40,000)	(31.5220)
Redemptions - Limited Partners	(4,212,914)	(4,559.7120)	(92,542)	(78.6040)	-	-	(4,305,456)	(4,638.3160)
Net income (loss)	4,549,228	-	297,648	-	68,528	-	4,915,404	-

Partners’ Capital, September 30, 2026	$40,539,582	41,462.3208	$2,731,484	2,232.2470	$583,674	446.4760	$43,854,740	44,141.0438

Partners’ Capital, June 30, 2026	$40,960,211	43,077.3138	$2,656,358	2,232.2470	$566,551	446.4760	$44,183,120	45,756.0368
Redemptions - Limited Partners	(1,493,447)	(1,614.9930)	-	-	-	-	(1,493,447)	(1,614.9930)
Net income (loss)	1,072,818	-	75,126	-	17,123	-	1,165,067	-

Partners’ Capital, September 30, 2026	$40,539,582	41,462.3208	$2,731,484	2,232.2470	$583,674	446.4760	$43,854,740	44,141.0438

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
During the reporting periods ended September 30, 2026 and 2025, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.
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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

As of September 30, 2026, all trading decisions were made for the Partnership by DCM Systematic Advisors SA (“DCM”), Drury Capital, Inc. (“Drury”), Episteme Capital Partners (UK) LLP, Episteme Capital Partners (US) LLC and Episteme Capital Partners (Cayman) LTD (collectively, “Episteme”), and Millburn Ridgefield Corporation (“Millburn”) (each an “Advisor” and, collectively, the “Advisors”), each of which is a registered commodity trading advisor, or has otherwise represented that it is exempt from registration as a commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the operation of the Partnership.
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
The ongoing selling agent fees for the three and nine months ended September 30, 2026 for Class A were $74,784 and $231,077, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class A were $80,457 and $241,449, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2026 for Class D were $4,926 and $15,055, respectively. The ongoing selling agent fees for the three and nine months ended September 30, 2025 for Class D were $5,326 and $15,726, respectively. Class Z Redeemable Units are not subject to an ongoing selling agent fee.
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
selling agent and
sub-selling
agent, respectively, of the Partnership for the purpose of finding eligible investors for Redeemable Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Redeemable Units of the Partnership who had acquired such Redeemable Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2027 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one-year
periods. Pursuant to the Harbor Selling Agreement, the Partnership pays Harbor an ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the adjusted month-end
net asset value per Redeemable Unit for certain holders of Class A and Class D Redeemable Units in the Partnership.

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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2026 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2026 and 2025. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2025. The December 31, 2025 information has been derived from the audited financial statements as of and for the year ended December 31, 2025.
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
Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital are included herein, and as of and for the periods ended September 30, 2026 and 2025, the Partnership carried no debt, and all of the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.
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
Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2026 and December 31, 2025, the amount of cash held for margin requirements was $7,376,237 and $6,405,350, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $447,372 (cost of $454,629) and $767,583 (cost of $763,891) as of September 30, 2026 and December 31, 2025, respectively.

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
Segment Reporting. The Partnership operates as a single reportable segment, as the Chief Operating Decision Maker (CODM) monitors the operating results of the Partnership as a whole against its investment objective, which is included in Note 1. The Partnership’s President acts as the Partnership’s CODM and is responsible for assessing the performance of the Partnership’s single segment and deciding how to allocate the segment’s resources. To perform this function, the CODM reviews the total trading results as reflected in the accompanying Statements of Income and Expenses and total return as reflected in the financial highlights as included in the notes to the Partnership’s Financial Statements. Additionally, segment assets are presented in the accompanying Statements of Financial Condition and significant segment expenses are reported in the accompanying Statements of Income and Expenses.
There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

3.	Financial Highlights:
Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$27.87	$34.89	$37.31	$33.36	$41.76	$44.22	$111.64	$139.69	$148.85	$25.32	$31.70	$33.66
Net investment income (loss)	(0.97)	(1.23)	1.04	0.63	0.78	2.97	(7.46)	(9.31)	(2.96)	2.29	2.86	9.26

Increase (decrease) for the period	26.90	33.66	38.35	33.99	42.54	47.19	104.18	130.38	145.89	27.61	34.56	42.92
Net asset value per Redeemable Unit, beginning of period	950.85	1,189.99	1,268.94	832.51	1,041.89	1,102.65	873.57	1,093.27	1,161.40	838.89	1,049.87	1,106.92

Net asset value per Redeemable Unit, end of period	$977.75	$1,223.65	$1,307.29	$866.50	$1,084.43	$1,149.84	$977.75	$1,223.65	$1,307.29	$866.50	$1,084.43	$1,149.84

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025						Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Class A	Class D	Class Z	Class A		Class D		Class Z		Class A	Class D	Class Z	Class A		Class D		Class Z
Ratios to Average
Limited Partners’ Capital:**
Net investment income (loss)***	(0.3)%	(0.3)%	0.5%	0.3%		0.3%		1.1%		(0.9)%	(0.9)%	(0.1)%	0.4%		0.4%		1.1%

Operating expenses	3.3%	3.3%	2.5%	3.2%		3.2%		2.5%		3.4%	3.3%	2.6%	3.3%		3.2%		2.5%
Incentive fees	0.1%	0.1%	0.1%	0.0	%****	0.0	%****	0.0	%****	0.7%	0.7%	0.7%	0.0	%****	0.0	%****	0.0	%****

Total expenses	3.4%	3.4%	2.6%	3.2%		3.2%		2.5%		4.1%	4.0%	3.3%	3.3%		3.2%		2.5%

Total return:
Total return before incentive fees	2.9%	2.9%	3.1%	4.1%		4.1%		4.3%		12.6%	12.6%	13.3%	3.3%		3.3%		3.9%
Incentive fees	(0.1)%	(0.1)%	(0.1)%	(0.0)	%****	(0.0)	%****	(0.0)	%****	(0.7)%	(0.7)%	(0.7)%	(0.0)	%****	(0.0)	%****	(0.0)	%****

Total return after incentive fees	2.8%	2.8%	3.0%	4.1%		4.1%		4.3%		11.9%	11.9%	12.6%	3.3%		3.3%		3.9%

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
The Partnership’s customer agreement with MS&Co. and foreign exchange brokerage account agreements give the Partnership the legal right to net unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet-Offsetting,” have been met.

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership engages in such trading through commodity brokerage accounts maintained with MS&Co.
All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 2,829 and 3,264, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 2,882 and 2,899, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were 306 and 271, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were 302 and 254, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2026 and 2025 were $111,801,667 and $83,566,858, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2026 and 2025 were $111,828,282 and $74,297,168, respectively.
The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025, respectively.

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2026	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$3,510,130	$(1,630,802)	$1,879,328	$-	$-	$1,879,328
Forwards	1,310,067	(1,043,476)	266,591	-	-	266,591

Total assets	$4,820,197	$(2,674,278)	$2,145,919	$-	$-	$2,145,919

Liabilities
Futures	$(1,630,802)	$1,630,802	$-	$-	$-	$-
Forwards	(1,043,476)	1,043,476	-	-	-	-

Total liabilities	$(2,674,278)	$2,674,278	$-	$-	$-	$-

Net fair value						$2,145,919	*

		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2025	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,228,281	$(1,559,755)	$668,526	$-	$-	$668,526
Forwards	943,618	(770,789)	172,829	-	-	172,829

Total assets	$3,171,899	$(2,330,544)	$841,355	$-	$-	$841,355

Liabilities
Futures	$(1,559,755)	$1,559,755	$-	$-	$-	$-
Forwards	(770,789)	770,789	-	-	-	-

Total liabilities	$(2,330,544)	$2,330,544	$-	$-	$-	$-

Net fair value						$841,355	*

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held by the Partnership as separate assets and liabilities as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026
Assets
Futures Contracts
Currencies	$550,420
Energy	783,497
Grains	635,301
Indices	356,940
Interest Rates U.S.	125,430
Interest Rates Non-U.S.	697,869
Livestock	59,458
Metals	118,493
Softs	182,722

Total unrealized appreciation on open futures contracts	3,510,130

Liabilities
Futures Contracts
Currencies	(142,550)
Energy	(371,430)
Grains	(272,244)
Indices	(164,284)
Interest Rates U.S.	(39,235)
Interest Rates Non-U.S.	(340,836)
Livestock	(27,640)
Metals	(203,220)
Softs	(69,363)

Total unrealized depreciation on open futures contracts	(1,630,802)

Net unrealized appreciation on open futures contracts	$1,879,328	*

Assets
Forward Contracts
Currencies	$911,271
Metals	398,796

Total unrealized appreciation on open forward contracts	1,310,067

Liabilities
Forward Contracts
Currencies	(667,573)
Metals	(375,903)

Total unrealized depreciation on open forward contracts	(1,043,476)

Net unrealized appreciation on open forward contracts	$266,591	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded by the Partnership for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2026		2025		2026		2025
Currencies	$(274,743)		$(157,317)		$1,093,629		$(941,292)
Energy	1,898,417		(142,081)		4,315,461		(1,358,140)
Grains	(711,786)		651,233		(1,932,426)		1,206,957
Indices	(389,940)		563,599		843,798		762,690
Interest Rates U.S.	(58,370)		(220,914)		210,826		(683,314)
Interest Rates Non-U.S.	1,340,233		(505,614)		1,344,003		(203,588)
Livestock	(137,517)		311,348		199,884		520,026
Metals	(226,953)		1,578,900		(207,663)		2,385,210
Softs	(230,743)		(277,261)		(603,243)		(353,612)

Total	$1,208,598	***	$1,801,893	***	$5,264,269	***	$1,334,937	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:
Partnership’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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
The Partnership considers prices for exchange-traded commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2026 and December 31, 2025 and for the periods ended September 30, 2026 and 2025, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Systematic L.P.
Notes to Financial Statements
(Unaudited)

September 30, 2026	Total	Level 1	Level 2	Level 3
Assets
Futures	$3,510,130	$3,510,130	$-	$-
Forwards	1,310,067	-	1,310,067	-

Total Assets	$4,820,197	$3,510,130	$1,310,067	$-

Liabilities
Futures	$1,630,802	$1,630,802	$-	$-
Forwards	1,043,476	-	1,043,476	-

Total Liabilities	$2,674,278	$1,630,802	$1,043,476	$-

December 31, 2025	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,228,281	$2,228,281	$-	$-
Forwards	943,618	-	943,618	-

Total Assets	$3,171,899	$2,228,281	$943,618	$-

Liabilities
Futures	$1,559,755	$1,559,755	$-	$-
Forwards	770,789	-	770,789	-

Total Liabilities	$2,330,544	$1,559,755	$770,789	$-

6.	Financial Instrument Risks:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in related party trading account, consisting of unrestricted cash, restricted cash, foreign cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2026.

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

For the nine months ended September 30, 2026, the Partnership’s capital increased 1.3% from $43,284,792 to $43,854,740. This increase was attributable to a net income of $4,915,404, which was partially offset by redemptions of 4,559.7120 Class A limited partner Redeemable Units totaling $4,212,914, redemptions of 78.6040 Class D limited partner Redeemable Units totaling $92,542 and redemptions of 31.5220 Class Z General Partner Redeemable Units totaling $40,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2026, the Partnership’s net asset value per Class A Redeemable Unit increased 2.8% from $950.85 to $977.75 as compared to an increase of 4.1% in the same period of 2025. During the Partnership’s third quarter of 2026, the Partnership’s net asset value per Class D Redeemable Unit increased 2.8% from $1,189.99 to $1,223.65 as compared to an increase of 4.1% in the same period of 2025. During the Partnership’s third quarter of 2026, the Partnership’s net asset value per Class Z Redeemable Unit increased 3.0% from $1,268.94 to $1,307.29 as compared to an increase of 4.3% in the same period of 2025. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2026 of $1,208,598. Gains were primarily attributable to the Partnership’s trading in energy and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2025 of $1,801,893. Gains were primarily attributable to the Partnership’s trading in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs.

During the third quarter, the Partnership’s most significant gains were primarily achieved during August and September in the energy markets from long positions in crude oil futures, European electrical power futures, and refined oil products, such as unleaded gasoline and heating oil, as continued geopolitical instability in the Middle East roiled global fuel and power markets. In global fixed income sector, gains were recorded primarily during September from short positions in European, U.S., and Australian fixed income futures amid speculation global central banks would be aggressive in instituting hawkish interest rate policies to battle inflation. A portion of the Partnership’s gains for the third quarter was offset by losses incurred in the agricultural sector during July and August from short positions in wheat and corn futures as prices surged amid global supply concerns. Losses were also experienced from long positions in U.S volatility index futures in the first half of July as potentially easing geopolitical tensions lowered equity risks. In the currencies, losses were experienced during July from short positions in the Japanese yen against the U.S. dollar amid speculation Japanese monetary authorities were intervening to support the yen late in the month. Additional currency losses were recorded during July from short positions in the New Zealand dollar, euro, and Canadian dollar. Losses in the metals during September stemmed from long positions in gold futures as a strengthening U.S. dollar diminished demand for precious metals.

During the Partnership’s nine months ended September 30, 2026, the Partnership’s net asset value per Class A Redeemable Unit increased 11.9% from $873.57 to $977.75 as compared to an increase of 3.3% in the same period of 2025. During the Partnership’s nine months ended September 30, 2026, the Partnership’s net asset value per Class D Redeemable Unit increased 11.9% from $1,093.27 to $1,223.65 as compared to an increase of 3.3% in the same period of 2025. During the Partnership’s nine months ended September 30, 2026, the Partnership’s net asset value per Class Z Redeemable Unit increased 12.6% from $1,161.40 to $1,307.29 as compared to an increase of 3.9% in the same period of 2025. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2026 of $5,264,269. Gains were primarily attributable to the Partnership’s trading in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in grains, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months of 2025 of $1,334,937. Gains were primarily attributable to the Partnership’s trading in grains, indices, livestock and metals and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates and softs.

During the first nine months of the year, the Partnership’s most meaningful gains were generated in the energy sector from long futures positions in crude oil and refined products. Oil prices rose sharply throughout the first and third quarters amid supply-side concerns and the escalating military conflict in the Middle East. Gains in the global fixed income sector were recorded during February from long positions in European and Canadian fixed income futures, as declining yields reflected investor expectations for the near-term monetary policy path of major central banks. Additional gains in the sector were experienced during September from short positions in European, U.S., and Australian fixed income futures amid speculation global central banks would be aggressive in instituting hawkish interest rate policies. In the currency sector, gains were primarily recorded during May and June from short positions in the euro, Japanese yen, New Zealand dollar, Canadian dollar, and Swiss franc against the U.S. dollar, as the relative value of the U.S. currency strengthened amid expectations for a more hawkish Federal Reserve policy stance. In the global stock index markets, gains were generated during January and February from long positions in Asian and European equity index futures, as expectations for government measures to support regional economies lifted stock prices. Partially offsetting the Partnership’s trading gains during the first nine months of the year were losses in the agricultural markets during January, February, and March from short positions in soybean oil futures, as prices increased amid sustained demand for biofuel production. Additional agricultural losses were recorded in July and August from short positions in wheat and corn futures as prices surged on global supply concerns. Losses in the metals sector were recorded during March, June and September from long positions in gold futures as prices declined amid a stronger U.S. dollar and rising U.S. Treasury yields.

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

The Partnership receives monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s brokerage account at MS&Co. during each month at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership did not receive interest on amounts in the futures brokerage accounts that were committed to margin. Any interest earned on the Partnership’s cash account in excess of the amounts described above, if any, was retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities was retained by the Partnership as applicable. Interest income for the three and nine months ended September 30, 2026 decreased by $76,106 and $217,999, respectively, as compared to the corresponding periods in 2025. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended on (1) the average daily equity maintained in cash in the Partnership’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and (3) interest rates over which none of the Partnership or MS&Co. had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2026 increased by $4,713 and $15,261, respectively, as compared to the corresponding periods in 2025. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D Redeemable Units on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2026 decreased by $6,073 and $11,043, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets attributable to Class A and Class D Redeemable Units during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. General Partner fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2026 decreased by $7,312 and $13,255, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2026 decreased by $7,252 and $14,667, respectively, as compared to the corresponding periods in 2025. The decrease was primarily due to a decrease in average net assets for the Partnership during the three and nine months ended September 30, 2026 as compared to the corresponding periods in 2025.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2026 resulted in incentive fees of $24,991 and $292,389, respectively. Trading performance for the three and nine months ended September 30, 2025 resulted in incentive fees of $5,214. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2026 and June 30, 2026, the Partnership’s Net Assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2026	September 30, 2026 (percentage of Partners’ Capital)	June 30, 2026	June 30, 2026 (percentage of Partners’ Capital)
DCM	$11,748,387	27%	$12,756,547	29%
Drury	$5,902,867	13%	$6,039,925	14%
Episteme	$11,607,470	27%	$11,279,271	25%
Millburn	$12,798,959	29%	$12,320,102	28%
Unallocated	$1,797,057	4%	$1,787,275	4%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of September 30, 2026, DCM, Drury, Episteme and Millburn each traded managed accounts in the name of the Partnership. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership as of September 30, 2026 and December 31, 2025. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments by market category as of September 30, 2026 and December 31, 2025, and the highest, lowest and average values during the three months ended September 30, 2026 and the twelve months ended December 31, 2025. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2026, the Partnership’s total capitalization was $43,854,740.

September 30, 2026
			Three Months Ended September 30, 2026
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$607,276	1.38%	$1,125,142	$344,097	$737,109
Energy	941,846	2.15	1,049,607	580,320	858,241
Grains	870,910	1.99	870,910	458,871	599,495
Indices	2,606,743	5.94	3,051,684	1,937,740	2,529,518
Interest Rates U.S.	276,612	0.63	397,145	112,353	270,576
Interest Rates Non-U.S.	970,864	2.21	1,461,688	829,709	1,205,126
Livestock	74,498	0.17	157,575	47,960	102,173
Metals	677,982	1.55	730,138	361,303	595,928
Softs	344,296	0.79	468,324	266,678	349,573

Total	$7,371,027	16.81%

*	Average of daily Values at Risk.

As of December 31, 2025, the Partnership’s total capitalization was $43,284,792.

December 31, 2025
			Twelve Months Ended December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$371,785	0.86%	$1,095,161	$316,194	$600,459
Energy	1,076,518	2.49	2,273,526	990,985	1,437,513
Grains	460,007	1.06	832,031	357,050	600,888
Indices	1,591,451	3.68	3,138,325	948,821	1,801,924
Interest Rates U.S.	483,334	1.12	737,763	82,668	402,712
Interest Rates Non-U.S.	1,175,347	2.72	1,586,128	536,262	1,066,240
Livestock	113,850	0.26	219,230	26,510	104,289
Metals	754,251	1.74	854,477	523,896	676,686
Softs	288,705	0.67	542,726	264,214	433,586

Total	$6,315,248	14.60%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Company is a defendant in three antitrust class action complaints which have been consolidated into one proceeding in the United States District Court for the SDNY under the caption City of Philadelphia, et al. v. Bank of America Corporation, et al. Plaintiffs allege, inter alia, that the Company, together with a number of other financial institution defendants, violated U.S. antitrust laws and relevant state laws in connection with alleged efforts to artificially inflate interest rates for Variable Rate Demand Obligations (“VRDO”). The consolidated complaint seeks, inter alia, certification of the class of plaintiffs and treble damages. The complaint was filed on behalf of a class of municipal issuers of VRDO for which defendants served as remarketing agent. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the consolidated complaint, dismissing state law claims, but denying dismissal of the U.S. antitrust claims. On September 21, 2023, the court granted plaintiffs’ motion for class certification. On February 5, 2024, the United States Court of Appeals for the Second Circuit granted leave to appeal that decision and, on August 1, 2025, affirmed the court’s decision. On December 1, 2025, defendants filed a petition for writ of certiorari with the United States Supreme Court regarding the Second Circuit’s August 2025 decision, which the Supreme Court denied on April 20, 2026. On July 13, 2026, defendants filed a motion for summary judgment. On October 23, 2026, the parties reached a settlement in principle.

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

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York, New York County. The complaint alleges that defendants made material misrepresentations and omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to the plaintiff was approximately $133 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, inter alia, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to the plaintiff by the Company was approximately $116 million. On August 11, 2016, the Appellate Division, affirmed the trial court’s order denying in part the Company’s motion to dismiss the complaint. On July 15, 2022, the Company filed a motion for summary judgment on all remaining claims. On March 1, 2023, the court granted in part and denied in part the Company’s motion for summary judgment, narrowing the alleged misrepresentations at issue in the case. On March 26, 2024, the Appellate Division affirmed the trial court’s summary judgment order. On August 27, 2024, the plaintiff notified the court that in light of the court’s rulings to exclude certain evidence at trial, the plaintiff could not prove its claims at trial, and requested that the court dismiss the case, subject to its right to appeal the evidentiary rulings. On August 28, 2024, the court dismissed the case, and judgment was entered in the Company’s favor. The plaintiff appealed and, on October 20, 2026, the Appellate Division affirmed the trial court’s rulings.

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
for the quarters ended March 31, 2026 and June 30, 2026 other than as disclosed in Note 6, “Financial Instrument Risks”, of the Financial Statements.
Item 2.
Unregistered Sales
of Equity Securities and Use of Proceeds
.
For the three months ended September 30, 2026, there were no additional subscriptions. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors, as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.
Proceeds from the sale of Redeemable Units are used for the trading of commodity interests including futures and forward contracts.
The following chart sets forth the purchases of limited partner Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	646.9450	$915.40	N/A	N/A
August 1, 2026 - August 31, 2026	662.4960	$909.41	N/A	N/A
September 1, 2026 - September 30, 2026	305.5520	$977.75	N/A	N/A
	1,614.9930	$924.74

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
Item 3.
Defaults Upon Senior Securities
.
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5.
Other Information
.
The Partnership has no directors or executive officers and its affairs are managed by its General Partner. The General Partner is managed by a board of directors. During the fiscal quarter ended September 30, 2026, no officers or directors of the General Partner adopted, modified or terminated a “Rule
10b5-1
trading arrangement” (as defined in Item 408 of Regulation
S-K
of the Exchange Act).
There were no
“non-Rule
10b5-1
trading arrangements” (as defined in Item 408 of Regulation
S-K
of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by the directors and officers of the General Partner.

2
9

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

CERES TACTICAL SYSTEMATIC L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	November 10, 2026

By:	/s/ Brooke Lambert
Brooke Lambert
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 10, 2026

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.